Form 10KSB40/A
period 1995-06-30
INLAND CASINO CORP
filed 1995-11-02
CIK 318291

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended:  June 30, 1995

                                       OR

/ /           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ___________

                        Commission File Number:  0-11532

                           INLAND CASINO CORPORATION
                 (Name of Small Business Issuer in its Charter)


            Utah                                                  33-0618806
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         4225 Executive Square, Suite 1650, La Jolla, California  92037
       (Address of principal executive offices)               (Zip Code)

        Issuer's telephone number, including area code:  (619) 546-9383

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $14,152,565.

         As of September 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $4,777,547.

         State the number of shares outstanding of each of the registrant's classes of common equity at September 29, 1995: 12,541,657.

         Transitional Small Business Disclosure Format (check one)
Yes      No  X
    ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1995 -- Part III.

================================================================================
                                           No. of Sequentially Numbered Pages: 8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         ICC II was organized as a corporation on June 6, 1994 and commenced business activity on July 1, 1994. On May 22, 1995, it was merged with and into Twin Creek, and the name of Twin Creek was changed to Inland Casino Corporation. The financial statements included with this Report and this Management's Discussion and Analysis or Plan of Operation are specifically applicable to ICP, ICC I and EEP (collectively, "Combined Inland") through June 30, 1994 and are generally applicable in principal to Inland Casino as the successor in interest to Combined Inland as of July 1, 1994, and through the Merger with Twin Creek, which was effective May 22, 1995.

         As an operational and consulting company at the Barona Casino, Inland Casino receives as income a fee from the casino operations it operates. Inland Casino provides executive personnel, at Inland Casino's expense, to operate the activities, and Inland Casino enters into agreements such as leases or construction for the Barona Casino. As part of its contract obligation, Inland Casino has provided significant financing for the construction and expansion of the Barona Casino. The financing costs are recognized as an asset, designated as Management Agreement Acquisition Costs, of Inland Casino and are expensed over the contract term. The recovery of this financing is achieved through the fees paid pursuant to the Agreement to Inland Casino. Such construction financing obligations are incurred upon the recommendation of Inland Casino, and subject to acceptance by the Barona Tribe. In the event Inland Casino finances further expansion at the Barona Casino, Inland Casino would likewise anticipate financing such costs on like terms.

         Inland Casino plans to explore the possibility of contracting with other casinos, and the particulars of each agreement may differ significantly as to the type and level of services provided, the need for expansion of facilities and the responsibilities for financing any such construction, the compensation, term and other rights or obligations under these contracts.

         Inland Casino's corporate activities, besides the duties under the Agreement and collateral contracts, include the arrangement of financing to support casino construction projects, the development of other contract opportunities, proactive tracking of Indian Gaming legislative and litigation matters, and the operation and administration of the activities of Inland Casino itself.

         Since its formation, Combined Inland has devoted substantially all of its efforts to the provision of operational and consulting services for the Barona Tribe at the Barona Casino, including providing assistance to the Barona Tribe in the development and recent expansion of the "Big Top" facility at the Barona Casino. To date, payments under the Agreement have been Inland Casino's only source of revenues. Pursuant to the Agreement, as amended, Inland Casino earns fees based upon a percentage of the "net profits" generated by the Barona Casino.

         As used in this Report, solely with respect to the Agreement, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Act. Generally, the Agreement defines "net profit" as the total amount of monies remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis. All financial information presented in this section, or under "Selected Financial Information," or in the financial statements appended hereto, reflect an accrual basis.

         Since the execution of the Agreement in February, 1992, Inland Casino has taken several actions designed to increase revenues and profitability of the Barona Casino, the most important of which was the expansion of the "Big Top" facility which more than doubled the capacity of the Barona Casino. Facility floor space increased from 67,000 square feet to over 100,000 square feet and the number of electronic video gaming devices was increased to 1,057. The financing related to this expansion, described in the Financial Statements as Management Agreement Acquisition Costs, has effectively increased over the three fiscal periods presented; namely, $2,541,117 for the twelve months ended December 31, 1993, $2,439,279 for the six months ended June 30, 1994, and $5,004,185 for the twelve months ended June 30, 1995. Management believes that the increased space, and the increased number of electronic video gaming devices leased for use in the expanded facility, helped to expand the number of the Barona Casino's customers. Gaming revenue from electronic video gaming devices is the most significant component of the operations, so that an expansion in the number of electronic video gaming devices has a significant impact on revenues.

         In addition, marketing efforts for the Barona Casino have significantly increased through increased television and radio advertising, food specials and other special events. The Barona Casino's non-gaming operations, including its food and beverage operations and the "Las Vegas style" buffet, are designed primarily to enhance the gaming revenues and operating profits of the casino operations. These non-gaming operations do not contribute directly to either Barona Casino's or Inland Casino's income from operations because, after deducting promotional allowances and operating costs, the expenses of such operations are greater than the revenue received directly from such operations. Accordingly, the direct contribution of such operations actually is to reduce net profit to Barona Casino, and hence reduce fees for Inland Casino. On the other hand, increased marketing and the availability of food and beverage operations are, in management's view, believed to enhance the overall "entertainment package" of the Barona Casino which, in turn, is believed to contribute to increased traffic at the Barona Casino.

         Gaming on Indian land is extensively regulated by federal, state, and tribal governments, and the present regulatory environment is extremely uncertain because of certain pending litigation and legislation. See "Item 1:
Description of Business; Discussion of Regulatory Matters; Effect of Regulation on Existing Gaming Activities" and "Litigation". Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of Inland Casino, as would criminal and civil enforcement actions taken by federal agencies which could be commenced before the outcome of such litigation is known. See "Item 1: Description of Business; Discussion of Regulatory Matters"; "Item 1: Description of business; Conclusion Concerning Indian Gaming Regulations."

         Further, if the Agreement is terminated or fails to receive approval from the NIGC, or if the assignments of the Agreement from ICP to ICC II and from ICC II to Inland Casino fail to receive approval from the NIGC, any such event would have a material adverse effect on the business and financial condition of Inland Casino. See "Item 1: Description of Business; Summary of Inland Casino Gaming Management Agreement; Required Approval of the NIGC of the Agreement."

         In any event, any material reduction in the management fee payable to Inland Casino, whether as a result of a modification to the Agreement (see "Item 1: Description of Business; Summary of Inland Casino Gaming Management Agreement; Required Approval of the NIGC of the Agreement") or weakness in the operations of the Barona Casino (see "Item 1: Description of Business; Summary of Inland Casino Gaming Management Agreement; Operations and Profit Split"), could have a material adverse effect on the business and financial condition of Inland Casino if Inland Casino could not either reduce expenses or increase revenues from other sources.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 1993.

REVENUE. Management fee income increased from $639,512 for the twelve months ended December 31, 1993 ("Fiscal 1993") to $6,319,341 for the six months ended June 30, 1994 ("Fiscal 1994"), as a result of completion of a major expansion of the Barona Casino in January 1994, and the increased profitability of the Barona Casino resulting from that expansion. The number of electronic video gaming devices increased from approximately 300 to 1057 in January 1994 with the addition of the "Big Top" structure. There also were increases in other revenues as gaming areas were expanded and more customers frequented the facilities.

OPERATING EXPENSES. General and administrative expenses increased from $452,741 for Fiscal 1993 to $585,026 for Fiscal 1994; however, such expenses decreased as a percentage of revenues from 70.8% to 9.3% for such periods. The reason for the dollar increase can be attributed to increased salaries, wages and other operating expenses due to the rapid growth in operations. The number of employees of Inland Casino increased from 3 to 6 as the corporate controller and other management personnel were hired. Professional fees, including legal and accounting expense, increased significantly as preparations progressed for the Roll-Up Transaction and then, preliminary preparations progressed for the Merger with Twin Creek (such as reviewing corporate documents and upgrading financial reports and compliance to meet Securities and Exchange Commission standards). Amortization of Management Agreement Acquisition Costs increased from $248,314, or 38.8% of revenues, in Fiscal 1993 to $1,137,083, or 18.0% of revenues, for Fiscal 1994.  The dollar increase in the amortization is due to
(i) the Company having financed an additional expansion of the Barona Casino facilities that by January 1994 had more than doubled the capacity of the Barona Casino complex over its capacity at the time the Agreement became effective and (ii) the use of the accelerated method which, for the first time during this period, resulted in greater amortization than the use of the straight-line method. See Note 1 of Notes to the Financial Statements (Management Agreement Acquisition Costs) for an explanation of the accelerated method.

         Interest expense declined during Fiscal 1994 as the construction at the Barona Casino was completed in January 1994 and debts were repaid as operating cash flow increased.

         Although Combined Inland was profitable for the period Fiscal 1994, income tax was provided only for corporate earnings of ICC I, because as partnerships, EEP and ICP were not subject to Federal and State income taxes. Beginning in July 1994, Inland Casino became subject to Federal and State income taxes on all earnings.

         Net income increased significantly during Fiscal 1994 due to the increased fee revenue received from Barona Casino without proportional increases in expenses.

         YEAR ENDED JUNE 30, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994.

         The historical results for the year ended June 30, 1995 ("Fiscal 1995") present the activities of ICC II, which is the surviving entity after the roll-up of ICP and its partners, ICC I and EEP. Effective with the Merger on May 22, 1995 of ICC II with and into Twin Creek, Inland Casino reflects the results of the surviving entity after the Merger. The impact of the Merger was not material.

REVENUE. Management fee income was $6,319,341 for Fiscal 1994 as compared to $14,152,565 for Fiscal 1995. The increase of 12.0% in Fiscal 1995 over the Fiscal 1994 annualized revenue is attributable principally to operating the Barona Casino at greater capacity during the period. Since the "Big Top" expansion was completed in January 1994, the fees during January through March 1994 were lower than the average because the expanded facility was not in full operation. Utilization of the facility has grown in 1995 and therefore, fees have continued to increase.

OPERATING EXPENSES. General and administrative expenses were $585,026, 9.3% of revenues, for Fiscal 1994 as compared to $4,032,941, 28.5% of revenues, for Fiscal 1995. The increase is due to significant changes in operations and resulting operating costs. Salaries and benefits increased from 5.4% in Fiscal 1994 to 13.4% of revenue in Fiscal 1995 as Inland Casino added management personnel and added to the organizational infrastructure. During the same respective periods, the number of employees increased from 6 to 14. Professional service costs increased from 3% of revenue in 1994 to 7.9% in 1995 as the Company was preparing for the Merger and the corporate, securities and accounting effects of becoming a public reporting company. Various consultants also assist the Company in monitoring legal and legislative matters that have a significant impact on Indian Gaming or on the operation of the Barona Casino, and expenses related to these consultants account for 1.1% of this increase.

         The amortization of Management Agreement Acquisition Costs represents 18.0% of revenues for Fiscal 1994 as compared to 18.9% of revenues for Fiscal 1995 as $5 million of additional construction financing at the Barona Casino was provided and capitalized during Fiscal 1995.

         Other operating costs increased as the Company launched marketing and corporate development programs.

         Pre-tax income increased from $4,591,343 for Fiscal 1994 to $7,009,779 for Fiscal 1995. This represents a decrease in pre- tax income from 72.7% of revenues in 1994 to 49.5% of revenues in Fiscal 1995, due primarily to the growth in general and administrative expenses.

         Taxes are provided on Fiscal 1995 income at the statutory federal and state rates for an overall effective rate of 42.7%. The taxes provided in Fiscal 1994 were at the 6.6% effective rate due to the utilization of net operating loss benefits and because a significant amount of the income of the combined operations resulted from partnership activities, which are reported by the partners individually.

LIQUIDITY AND CAPITAL RESOURCES.

         Inland Casino's principal source of revenue is fees or advances of fees from the Agreement to operate the Barona Casino. Over the course of the period from the start of Fiscal 1993 through Fiscal 1995, in addition to general and administrative and other miscellaneous expenses, the Company's most significant expense item has been the funding of construction costs relating to an expansion of the facilities at the Barona Casino. Net cash provided by operations during the same period has been insufficient by itself to fund construction. In addition to fees accrued under the Agreement, the Company also has received advances against future fees from the Barona Tribe and, in Fiscal 1993, also received capital contributions from its shareholders.

         Inland Casino's cash position was $486,797 at December 31, 1993, or $428,775 higher than at the beginning of the year. For Fiscal 1993, management fees totaled $639,512, but operations were not profitable; operations for Fiscal 1993 generated cash of $280,811, after considering the non-cash impact of amortization and other changes in working capital. A significant expansion of the Barona Casino was undertaken in Fiscal 1993 and Inland Casino funded $2,541,117 during Fiscal 1993 for improvements and construction of the "Big Top." Since Inland Casino's working capital was insufficient to fund the construction and pay other debt obligations, Inland Casino utilized advances of future management fees of over $2,176,348. Inland Casino also received capital contributions from its principal shareholders totaling $1,805,502. Repayment of debt obligations consumed $1,299,081.

         Inland Casino's cash position was $5,428,061 at June 30, 1994, or $4,941,264 higher than at December 31, 1993. For Fiscal 1994, management fees were $6,319,341 and net income for the six month period was $4,289,343. Cash generated by operations during Fiscal 1994 increased to $5,490,859, after considering the impact of non-cash items and changes in working capital. Inland Casino utilized additional advances of future management fees totaling $2,519,313 in substantial part to provide additional funding of $2,439,279 to complete the expansion project at Barona Casino. Payments also were made during Fiscal 1994 of (i) debt obligations of $131,273 and (ii) distributions to EEP of $490,000.

         Inland Casino's cash position decreased $4,004,235 to a balance of $1,423,826 at Fiscal 1995 year-end, principally due to the repayment of advances of future management fees of $3,701,408 and loans from shareholders of $715,023 and other obligations of $84,339. For Fiscal 1995, management fees were $14,152,565 and net income was $4,017,779 while cash generated from operations was $5,601,793. Substantially all the cash generated was utilized to fund $5,004,185 of additional improvements at the Barona Casino and furniture and equipment purchases of $101,711 for Inland Casino's corporate headquarters.

         The Management Agreement Acquisition Costs, totaling $11,476,304 at Fiscal 1995 year-end, had been financed principally by advances from EEP, which totaled $4,578,201 from inception through December 31, 1993, and from working capital, advances of future fees by the Barona Casino, and from capital contributions by shareholders (see Note 2 of Notes to Financial Statements).
At Fiscal 1995 year-end, outstanding advances of future fees from the Barona Casino were $1,840,184. Advances from the Barona Tribe are repaid by Inland Casino through the reduction in payment of future fees earned, and are anticipated to be paid within one year of the advance. Advances do not bear interest and are due on demand. At some point in the future, if the Agreement is not approved by the necessary regulatory bodies, Inland Casino will be obligated to repay such advances to the Barona Casino even if it is not entitled to any future fees under the Agreement. Likewise, if the Agreement is approved but with a fee that is lower than presently provided for in the Agreement, Inland Casino's ability to repay such advances or to fund future expansion could be adversely affected. Although management believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances, in the future, if the Agreement is not approved.

         It is management's intention to fund future improvements in the Barona Casino from working capital and through advances of future fees, whenever possible, to minimize any debt obligations and debt service costs, as well as, shareholder dilution, before seeking outside debt and/or equity financing. However, outside sources of financing may be required or sought at any time. The Company has received a proposal dated June 28, 1995 for a $2,000,000 equipment and leasehold improvement credit facility. See "Item 5: Market for Common Equity and Related Stockholder Matters; Dividend Policy." The proposal, which was accepted by Inland Casino in July 1995, is in the process of being documented but has not been finalized. When finalized, the Company will be permitted to draw against the line until October, 1996. Draws will convert monthly into notes payable over 36 months with interest at 2% over prime. The borrowings will be collateralized by bank deposits of $1,000,000. In connection with the financing, the bank will receive warrants to purchase stock valued at $200,000. Management believes additional financing will be obtainable, but management has no present assurance that such financing can be obtained, when required, with terms acceptable to management and the Barona Tribe.

         Inland Casino has announced plans to spend approximately $17.5 million to expand and improve the existing facilities, which expansion is subject to the approval of the Barona Tribe. The expansion will not increase the number of gaming devices, but is expected to expand off-track betting and other non-gaming activities, as permitted under the verbal agreement with the U.S. Attorney for the Southern District of California and the compact with the State of California concerning off-track betting. See "Item 1: Description of the Business; Discussion of Regulatory Matters; Verbal Agreement with U.S. Attorney for the Southern District of California." In addition, it will add to the non-gaming entertainment and restaurant aspects of the operation and add amenities. Such development is expected to require additional outside debt and/or equity financing, which will be sought in the near future in anticipation of the Barona Tribes' approval of the expansion.

         The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, Inland Casino has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.

SEASONALITY.

         The Barona Casino is located 30 miles east of downtown San Diego California where the population is relatively stable throughout the year although it peaks to some extent due to tourism during the summer months and to a lesser extent during the winter months. On the basis of its experience to date, management of Inland Casino anticipates that the Barona Casino's business may peak in summer and, to some extent, in winter, and may decline somewhat in early spring and late fall. However, management cannot accurately predict the continued effect of seasonality on its business. Although the Barona Casino's expansion of the "Big Top" occurred in January 1994, which is one of the peak periods, the operating results of the expanded Barona Casino may be attributed to the heightened public interest that often accompanies a major expansion of an existing establishment. Therefore, the operating figures may not be representative of the continued annual performance of the Barona Casino.


INFLATION.

         To date, inflation has not had a material impact on Inland Casino's financial condition or results of operations.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INLAND CASINO CORPORATION,
                                       a Utah corporation


Dated:  November 2, 1995               By:  /s/ Duane M. Eberlein
                                          --------------------------------------
                                               Duane M. Eberlein
                                               Vice President, Chief Financial
                                               Officer
                                               (Principal Financial Officer)