Form 10QSB
period 1995-09-30
INLAND CASINO CORP
filed 1995-11-14
CIK 318291

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

         For the quarterly period ended: September 30, 1995

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                       Commission File Number:  0-11532



                          INLAND CASINO CORPORATION
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



                  Utah                                        33-0618806
------------------------------------------             ------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


         4225 Executive Square, Suite 1650, La Jolla, California  92037
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


        Issuer's telephone number, including area code:  (619) 546-9383


                                Not Applicable
  --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----   ----

        State the number of shares outstanding of each of the issuer's classes of common equity at October 30, 1995: 12,541,657 shares of common stock, $.001 par value per share.

        Transitional Small Business Disclosure Format (check one)  Yes   No  X
                                                                      ---   ---

================================================================================

                           INLAND CASINO CORPORATION

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.  FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS (Unaudited):

                   Balance Sheets - September 30, 1995 and June 30, 1995 .....................    3

                   Statements of Operations - Three months ended
                      September 30, 1995 and 1994 ............................................    4

                   Statements of Cash Flows - Three months ended
                      September 30, 1995 and 1994 ............................................    5

                   Notes to Interim Financial Statements .....................................    6

    ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......................    9

PART II.  OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ................................................   13


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           INLAND CASINO CORPORATION

                                 BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND JUNE 30, 1995


                                                                          September 30,             June 30,
                                                                              1995                    1995
                                                                          ------------             ----------
                                                                           (Unaudited)
                                    ASSETS
 CURRENT ASSETS:
     Cash                                                                 $ 3,497,410              $1,423,826
     Accounts receivable                                                       48,598                  37,404
     Deposits and prepaid expenses                                            543,882                 269,781
                                                                          -----------              ----------
               Total current assets                                         4,089,890               1,731,011

 Property and equipment, net                                                  135,843                 100,819
 Management agreement acquisition costs, net                                7,096,007               7,231,011
 Deferred taxes and other                                                     874,198                 899,261
                                                                          -----------              ----------
               Total assets                                               $12,195,938              $9,962,102
                                                                          ===========              ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY


 CURRENT LIABILITIES:
     Advances of future management fees                                   $ 2,629,333              $1,840,184
     Notes payable                                                             19,453                  29,187
     Accounts payable and accrued expenses                                  1,307,616                 321,077
     Income taxes payable                                                     266,078
                                                                          -----------              ----------
               Total current liabilities                                    4,222,480               2,190,448
                                                                          -----------              ----------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
     Common stock, $.001 par, 100,000,000 shares authorized,
         12,541,657 and 12,541,793 shares outstanding                       3,752,554               3,753,875
     Retained earnings                                                      4,220,904               4,017,779
                                                                          -----------              ----------
               Total shareholders' equity                                   7,973,458               7,771,654
                                                                          -----------              ----------
               Total liabilities and shareholders' equity                 $12,195,938              $9,962,102
                                                                          ===========              ==========

                           INLAND CASINO CORPORATION

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                                                           1995             1994
                                                                       -----------      -----------
  Management fee - Barona Casino                                       $ 2,652,294      $ 3,534,375

  Costs and expenses:
       General and administrative expenses                               1,706,150          625,311
       Amortization of management agreement acquisition costs              538,327          744,079
                                                                       -----------      -----------
                                                                         2,244,477        1,369,390
                                                                       -----------      -----------
  Operating profit                                                         407,817        2,164,985

  Other income and (expense):
         Interest income                                                                     23,471
         Interest expense                                                   (1,692)          (1,498)
                                                                       -----------      -----------
                                                                            (1,692)          21,973
                                                                       -----------      -----------
  Income before income taxes                                               406,125        2,186,958

  Income tax provision                                                     203,000          824,471
                                                                       -----------      -----------
  Net income                                                           $   203,125      $ 1,362,487
                                                                       ===========      ===========
  Earnings per share                                                   $      0.02      $      0.11
                                                                       ===========      ===========
  Shares used in the computation of  income per common
    and common equivalent share                                         12,601,307       11,936,588
                                                                       ===========       ==========



                           INLAND CASINO CORPORATION

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                                              1995                      1994
                                                                           ----------               -----------


 Net cash generated by (used in) operating activities:
     Net income                                                            $  203,125               $ 1,362,487
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization and depreciation                                         545,458                   744,079
        Deferred taxes                                                         47,000                  (220,000)

        Changes in assets and liabilities:
            Accounts receivable                                               (11,194)                  (10,000)
            Deposits and prepaid expenses                                    (296,039)                  (29,483)
            Accounts payable and accrued expenses                             987,390                   106,102
            Income taxes payable                                              265,228                   374,471
                                                                           ----------               -----------
 Net cash generated by operating activities                                 1,740,968                 2,327,656
                                                                           ----------               -----------
 Cash used in investing activities:
     Purchases of furniture and equipment                                     (42,155)
     Management agreement acquisition costs                                  (403,323)               (1,046,567)
                                                                           ----------               -----------
 Net cash used in investing activities                                       (445,478)               (1,046,567)
                                                                           ----------               -----------

 Cash flows used in financing activities:
    Increase (decrease) in advances of
        future management fees                                                789,149                (2,127,834)
    Payment of loans from shareholders                                                                 (445,665)
    Payment of notes payable                                                   (9,734)                  (24,344)
    Purchase and cancellation of common stock                                  (1,321)
                                                                           ----------               -----------
Net cash provided by (used in) financing activities                           778,094                (2,597,843)
                                                                           ----------               -----------
Increase (decrease) in cash                                                 2,073,584                (1,316,754)

Cash, beginning of period                                                   1,423,826                 5,428,061
                                                                           ----------               -----------
Cash, end of period                                                        $3,497,410               $ 4,111,307
                                                                           ==========               ===========
Supplemental Disclosures of Cash Flow Information:

  Interest expense paid                                                    $    1,692               $     1,498
                                                                           ==========               ===========
  Interest income received                                                 $      -                 $    23,471
                                                                           ==========               ===========
  Income taxes paid                                                        $      -                 $   671,150
                                                                           ==========               ===========
  Income tax refund received                                               $  192,316               $       -
                                                                           ==========               ===========


                           INLAND CASINO CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30 1995


1.  PRESENTATION OF INTERIM FINANCIAL INFORMATION -

Basis of Presentation - The accompanying interim unaudited financial statements have been prepared by Inland Casino Corporation, a Utah corporation (the "Company" or "Inland Casino"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 1995.

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three month periods ended September 30, 1995 and 1994. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods.

2. REORGANIZATION AND MERGER - Effective July 1, 1994, Inland Casino Partners, a California general partnership ("ICP"), and its partners, Inland Casino Corporation, a Nevada Corporation ("ICC I"), and Eagle Edge Partners ("EEP"), combined to form a new Delaware Corporation, Inland Casino Corporation ("ICC II"). Such transaction is hereinafter referred to as the "Roll-Up Transaction".

On May 22, 1995 the merger of ICC II into and with Twin Creek Exploration Co., Inc. ("Twin Creek"), a Utah corporation, became effective (the"Merger"). To effect the merger, the common stock of Twin Creek was reverse split 1 for 100 and the shareholders of ICC II received 11,930,406 shares, representing approximately 95% of the shares outstanding after the merger. The surviving company was renamed Inland Casino Corporation ("Inland Casino"), and the year end was changed from September 30 to June 30. The transaction was accounted for as a recapitalization using the carryover basis of the assets and liabilities of ICC II. Accordingly, the financial statements reflect the financial condition, results of operations and cash flows of ICC II, and its predecessors, for periods prior to the merger date, and combined with Twin Creek from that date forward.

3. BUSINESS AND BASIS OF ACCOUNTING - The Company manages, operates and maintains certain gaming and food and beverage operations in California of the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Agreement") with the Barona Tribe, under a grant of authority from the Barona Tribe's General Council.

The Company reports revenues and expenses from these services using the accrual method of accounting. All of the Company's fee revenue is currently generated from a single Indian gaming operation located in California.

                           INLAND CASINO CORPORATION

                              SEPTEMBER 30,  1995


4. MANAGEMENT AGREEMENT - In February 1991, the Company entered into the Agreement with the Barona Tribe to manage, operate and maintain cardroom operations. In February 1992, the Agreement was expanded to include food and beverage operations and other gaming activities, including bingo and electronic gaming. The Agreement, which expires in February 1999, establishes the Company's rights, obligations and duties. Under the Agreement, the Company has a contingent liability for all obligations of the Barona Casino. The Agreement has not been approved by the necessary regulatory agencies. The Indian Gaming Regulatory Act ("IGRA") requires that the Agreement be approved by the National Indian Gaming Commission (the "NIGC") and the assignment of the Agreement (e.g., from ICP to ICC II in connection with the Roll-Up Transaction and from ICC II to the Company in connection with the Merger) also must be approved by the NIGC. If the Agreement were to be nullified or terminated early, the Company could recognize a loss for, more than likely, the total amount of the net management acquisition costs. In addition, the Company may be required to fulfill any outstanding financial commitments to the Barona Casino. If this were to occur, the Company would not be profitable, and the financial commitments may exceed its resources.

In February 1993, the NIGC was formed and was assigned authority over all Indian gaming activities and contracts. IGRA prescribes, among other things, that management contracts shall generally have a term of five years and pay management fees of 30%, except that the term may be extended to seven years and the management fee increased to 40% under certain circumstances.

The management fees are based upon a percentage of profits or the excess of revenue over expenses generated from the gaming operations as defined in the Agreement. The Agreement calls for a minimum monthly advance distribution to the Tribe of $30,000. Advances are recoverable from future distributions, if any, exceeding the minimum advance. At the expiration of the Agreement, any outstanding advance for payment of guaranteed minimums will be forgiven by the Company.

While management and the Tribe believe that the Agreement meets all requirements of IGRA, the NIGC, which has been established by the IGRA, may require a change in the term, the management fee percentage or calculation or nullify the Agreement which could have a material adverse effect on the Company.

5. MANAGEMENT AGREEMENT ACQUISITION COSTS - The Agreement requires, and any similar agreements it may enter into in the future with the Barona Tribe would most likely require, the Company to fund the construction of facility improvements, furniture and equipment, the establishment of initial working capital and the losses, if any, of the Barona Casino operations.

Because the Barona Tribe will not allow its land to be encumbered, and has not assumed any financial liability for costs associated with developing the Barona Casino, as a condition of its Agreement, the Company assumed all liability for these obligations. The Company has capitalized those costs incurred as management agreement acquisition costs, since (i) the Company has the ultimate responsibility for the costs incurred, and (ii) management believes that these costs are fully recoverable over the life of the Agreement, through payment of management fees. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion.

                           INLAND CASINO CORPORATION

                               SEPTEMBER 30, 1995


On an ongoing basis, management reviews the valuation and recoverability of the unamortized management agreement acquisition costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting management fee review to determine whether impairment has occurred.

Amortization of the management agreement acquisition costs is calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Agreement or (ii) an accelerated method, whichever is greater. The accelerated amortization is equal to the excess of management fees earned over 30% of Casino operating income. Under the terms of the Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise.

6. COMMITMENTS AND CONTINGENCIES - LITIGATION - Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' right or limitations on control of gaming, the rights of the tribes to compel the states to negotiate compacts with the tribes, and numerous other issues. The Barona Tribe is not a party to these cases nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

The impact of decisions in various cases, however, could have a significant impact on the operations of Barona Casino and the Company when decided. Specifically, current cases are addressing the legality of electronic gaming equipment and certain card games in California and whether the State of California should be required to permit the operation of video gaming equipment. Various courts have ruled in different cases, or in different hearings on the same case, both in the states' favor and in the tribes' favor on the same or similar issues. There are appeals remaining in a number of cases and other cases may arise. Until the courts make definitive rulings, the legality of the gaming activities will not be known.

On June 30, 1994, the U.S. Attorney of the Southern District of California announced a verbal understanding with three San Diego Indian tribes, including the Barona Tribe, that would allow the Barona Casino to continue to operate without expansion of gaming activities until one or more of the following occurs:

o A compact with the State of California is negotiated or the Secretary of the Interior expressly authorized gaming, such as certain card or
    electronic/video gaming, which have not been   previously addressed,

o Entry of final judgments and exhaustion of all appellate remedies in certain cited suits pending before federal courts,

o Enactment of federal legislation that authorizes the operation of the electronic/video games at issue without a tribal-state compact,

o Amendment of the NIGC's regulations to include the electronic/video games within the definition gaming or permissible technologic aids thereto which are not subject to State compact, or

o   Material breach of the understanding by the Barona Tribe.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

Since its formation, the Company has devoted substantially all of its efforts to providing operational and consulting services for the Barona Tribe at the Barona Casino, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. To date, payments under the Agreement have been Inland Casino's only source of revenue. Pursuant to the Agreement, as amended, Inland Casino earns fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, solely with respect to the Agreement, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act. Generally, the Agreement defines "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis.

Inland Casino provides executive personnel, at its expense, to operate the activities, and Inland Casino enters into agreements such as leases or construction for the Barona Casino. As part of its contractual obligations, Inland Casino has provided significant financing for the construction and expansion of the Barona Casino. The financing costs are recognized as an asset in the financial statements of the Company, designated as Management agreement acquisition costs, and are expensed over the term of the Agreement. The recovery of this financing is achieved through the fees paid pursuant to the Agreement to Inland Casino. Such construction financing obligations are incurred upon the recommendation of Inland Casino, and subject to acceptance by the Barona Tribe. In the event the Company finances further expansion at the Barona Casino, Inland Casino anticipates financing such costs on like terms.

Inland Casino plans to explore the possibility of contracting with other casinos. The particulars of each such agreement may differ significantly as to the type and level of services provided, the need for expansion of the facilities and the responsibilities for financing any such construction. In addition, the compensation, term and other rights or obligations under these contracts also may differ significantly from the Agreement with the Barona Tribe.

Inland Casino's corporate activities, besides the duties under the Agreement and collateral contracts, include arranging financing to support casino construction projects, the development of other contract opportunities, proactive tracking of Indian Gaming legislative and litigation matters, and the operation and administration of the activities of Inland Casino itself.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

REVENUE. Management fee income decreased 25.0% from $3,534,375 for the three months ended September 30, 1994 to $2,652,294 for the three months ended September 30, 1995, because of reduced profit margins at the Barona Casino, resulting primarily from increases in payroll, marketing and administrative costs. The increase in payroll and administrative costs at the Barona Casino was the result of management's decision to increase staff levels to provide additional administrative support and improved service to customers, and increases in marketing costs resulted from the implementation of new promotions and advertising programs.

OPERATING EXPENSES. General and administrative expenses increased 172.8% from $625,311 for the three months ended September 30, 1994 to $1,706,150 for the three months ended September 30, 1995 primarily as the result of increased payroll, marketing and administrative costs of Inland Casino. Salaries and benefits increased 112.1%, as the number of employees of Inland Casino increased from 7 to 20, including key employees with backgrounds in law, finance, accounting, and investor relations, hired to perform the duties required of a public company. Key employees with backgrounds in operations, security and marketing also were added to (i) assist with enhancement of operations, as well as the development and expansion of the Barona Casino, and
(ii) provide a staff to market the Company's gaming management and consulting services to others.

Other administrative costs increased as a result of increases in sponsorships, charitable contributions and marketing costs. Professional fees, including legal and accounting expense, increased as the Company became public in May of 1995, and therefore became subject to new compliance and reporting requirements. Facilities costs also increased as a result of the Company entering into a lease for its current offices in January 1995. Amortization of management agreement acquisition costs decreased 27.7% from $744,079 for the three months ended September 30, 1994 to $538,327 for the three months ended September 30, 1995. Amortization of the management agreement acquisition costs is calculated as the greater of the amortization using the straight-line method over the remaining term of the Agreement or an accelerated method, whichever is greater. The accelerated amortization is equal to the excess of management fees earned over 30% of Casino operating income. Since the Company did not earn a management fee of over 30% of Casino operating income during the three months ended September 30, 1995, the straight-line method was used, compared to use of the accelerated method for the three months ended September 30, 1994.

For the three months ended September 30, 1994 interest income was $23,471, compared to none for the three months ended September 30, 1995. Commencing in Fiscal 1996, it was determined that as long as the Company had outstanding advances of future management fees due the Barona Casino, interest earned on excess cash balances should be paid to the Barona Casino.

The provision for income taxes decreased $621,471, or 75.4%, from $824,471 for the three months ended September 30, 1994, to $203,000 for the three months ended September 30, 1995, as a result of the decrease in income before income taxes of $1,780,833, or 81.4%, with respect to the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES.

As noted above, Inland Casino's principal source of revenue is fees or advances of fees from the Agreement to operate the Barona Casino. Over the course of the period from the start of Fiscal 1993 through Fiscal 1995, in addition to general and administrative and other miscellaneous expenses, the Company's most significant expense item has been the funding of construction costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from management fees during the same period has been insufficient by itself to fund construction. In addition to fees earned under the Agreement, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders.

During the first quarter of Fiscal 1996, Inland Casino's cash position increased $2,073,584 from the June 30, 1995 balance of $1,423,826, to $3,497,410 at September 30, 1995. The increase was principally due to net cash generated from operating activities of $1,740,968, and an increase in advances of future management fees of $789,149, partially reduced by cash invested in management agreement acquisition costs of $403,323, purchases of furniture and equipment of $42,155, payment of notes payable of $9,734 and the redemption of common stock of $1,321.

Accounts payable and accrued expenses increased 307.3% or $986,539 from June 30, 1995 to September 30, 1995, primarily due to the increase in deferred management fees.

The management agreement acquisition costs, totaling $11,880,000 at September 30, 1995, had been financed principally by advances from EEP, which totaled $4,578,201, from working capital, from advances of future management fees from the Barona Casino, and from capital contributions by shareholders. At September 30, 1995, outstanding advances of future fees from the Barona Casino were $2,629,333. Advances from the Barona Tribe are repaid by Inland Casino through the reduction in payment of future fees earned. Advances do not bear interest and are due on demand. At some point in the future, if the Agreement is not approved by the necessary regulatory bodies, Inland Casino will be obligated to repay such advances to the Barona Casino even if it is not entitled to any future fees under the Agreement. Likewise, if the Agreement is approved but with a fee that is lower than presently provided for in the Agreement, Inland Casino's ability to repay such advances or to fund future expansion could be adversely affected. Although management believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances, in the future, if the Agreement is not approved.

It is management's intention to fund future improvements in the Barona Casino first from working capital and through advances of future fees, whenever possible, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time. On October 28, 1995, the Company negotiated an equipment and leasehold improvement facility with a bank which allows for total credit of $2 million. The credit agreement expires on October 28, 1998, and will be secured by bank deposits of the Company of $1,000,000. This agreement contains various covenants including restrictive covenants which require, among other things, the maintenance of certain financial ratios, a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of November 13, 1995, the Company had no outstanding borrowings under this credit facility. The above-mentioned covenants are not expected to affect the ability of the Company to draw upon this facility or to meet its obligations. Under the terms of this agreement, amounts drawn on the line will convert monthly into notes payable over 36 months with interest at prime plus 2%. In connection with this credit financing, the bank will receive immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions at an initial exercise price of $5.00. The warrant expires on October 10, 2000.

The Company is seeking to raise additional capital by the sale of common stock, through a private placement offering to accredited investors, as that term is
defined by the Securities and Exchange Commission.   Such additional capital
raised from the offering, if any, will be used for working capital purposes; the Company's future cash flow requirements or operations are not dependent on this offering. Management believes additional financing will be obtainable, but management has no present assurance that such financing can be obtained, when required, with terms acceptable to management and the Barona Tribe.

Inland Casino has announced plans to spend approximately $17.5 million to expand and improve the existing facilities at the Barona Casino, which expansion is subject to the approval of the Barona Tribe. The expansion will not increase the number of gaming devices, but is expected to expand off-track betting and other non-gaming activities, as permitted under the verbal agreement with the U.S. Attorney for the Southern District of California and the compact with the State of California concerning off-track betting.

The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, Inland Casino has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.


SEASONALITY.

The Barona Casino is located approximately 30 miles east of downtown San Diego, California where the population is relatively stable throughout the year, although it peaks to some extent due to tourism during the summer months and to a lesser extent during the winter months. On the basis of its experience to date, management of Inland Casino anticipates that the Barona Casino's business may peak in summer and, to some extent, in winter, and may decline somewhat in early spring and late fall. However, at this time, management cannot accurately predict the continued effect of seasonality on its business.


INFLATION.

To date, inflation has not had a material impact on Inland Casino's financial condition or its results of operations.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.

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

Further, if the Agreement is terminated or fails to receive approval from the National Indian Gaming Commission (the "NIGC"), or if the assignments of the Agreement from Inland Casino Partners ("ICP") to Inland Casino Corporation, a Delaware corporation ("ICC II"), and from ICC II to Inland Casino, fail to receive approval from the NIGC, any such event would have a material adverse effect on the business and financial condition of the Company.

In any event, any material reduction in the management fee payable to Inland Casino, whether as a result of a modification to the Agreement or weakness in the operations of the Barona Casino could have a material adverse effect on the business and financial condition of Inland Casino if Inland Casino could not either reduce expenses or increase revenues from other sources.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits
         --------

                                EXHIBIT INDEX

         Exhibit No.
         ----------

             Material Contracts Relating to Management Compensation Plans or Arrangements

             10. Inland Casino Corporation 1995 Stock Option Plan, previously filed as Appendix A to the Company's Proxy Statement dated October 30, 1995 which was filed via EDGAR with the U.S. Securities and Exchange Commission (the "SEC") on October 30, 1995, which is incorporated herein by reference.

             Other Exhibits

             27.      Financial Data Schedule


(b)      Reports on Form 8-K

During the fourth quarter of the Company's fiscal year ended June 30, 1995 ("Fiscal 1995"), the Company filed with the SEC a Current Report on Form 8-K dated May 22, 1995, which was amended by an Amended and Restated Current Report on Form 8-K dated May 31, 1995, which also was filed in the fourth quarter of Fiscal 1995 (collectively, the "Fiscal 1995 4th Quarter Reports"), disclosing the Merger, a change in the Company's certified public accountants, the resignation of certain directors and a change in the Company's fiscal year.

During the Company's first quarter ended September 30, 1995, the quarter for which this Report is filed, the Company filed a Current Report on Form 8-K/A, Amendment No. 2, dated August 3, 1995, further amending the Fiscal 1995 4th Quarter Reports as follows: (i) amending and restating Item 2 of such Report (captioned Acquisition or Disposition of Assets) to include a description of the Merger and (ii) including the following financial statements: (a) the audited balance sheet of Inland Casino - Delaware as of December 31, 1992, December 31, 1993 and June 30, 1994, and the related combined statements of operations, shareholders' equity (deficit) and statements of cash flows for the years ended December 31, 1992 and 1993 and the six months in the fiscal period ended June 30, 1994; and (b) an unaudited pro forma balance sheet as of May 31, 1995, and related statement of operations, shareholders' equity and statements of cash flows for the eleven months then ended relating to the Merger.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INLAND CASINO CORPORATION,
                                                  (Registrant)


Date:   November 14, 1995
                                             /s/ Duane M. Eberlein
                                             ---------------------------
                                                 Duane M. Eberlein
                                                 Vice President,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 and Accounting Officer)