Form 10QSB
period 1995-12-31
INLAND CASINO CORP
filed 1996-02-14
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES  EXCHANGE ACT OF 1934

      For the quarterly period ended:  December 31, 1995

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission File Number: 0-11532

                            INLAND CASINO CORPORATION
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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 31, 1996, 12,541,657 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one)
Yes     No  X
   ---     ---


================================================================================

                            INLAND CASINO CORPORATION

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             December 31, 1995 and June 30, 1994 ......................    3

             Statements of Operations -
             Three months ended December 31, 1995 and 1994 ............    4
             Six months ended December 31, 1995 and 1994 ..............    5

             Statements of Cash Flows -
             Six months ended December 31, 1995 and 1994 ..............    6

             Notes to Interim Financial Statements ....................    7

      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION ........................   11

PART II.  OTHER INFORMATION

      ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .......................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1995



                                                                   December 31, 1995    June 30, 1995
                                                                   -----------------    -------------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
        Cash                                                           $ 1,456,122       $ 1,423,826
        Accounts receivable                                                 74,404            37,404
        Refundable income taxes                                            380,986
        Deposits and prepaid expenses                                      500,536           269,781
                                                                       -----------       -----------

                  Total current assets                                   2,412,048         1,731,011

Property and equipment, net                                                157,993           100,819
Management agreement acquisition costs, net                              7,020,360         7,231,011
Deferred taxes and other                                                   875,850           899,261
                                                                       -----------       -----------

                      Total assets                                     $10,466,251       $ 9,962,102
                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Advances of future management fees                             $ 2,463,059       $ 1,840,184
        Notes payable                                                        9,474            29,187
        Accounts payable and accrued expenses                              436,084           321,077
                                                                       -----------       -----------

                      Total current liabilities                          2,908,617         2,190,448
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Common stock, $.001 par, 100,000,000 shares
              authorized, 12,541,657 and 12,541,793 shares
                 outstanding                                             3,752,555         3,753,875
        Retained earnings                                                3,805,079         4,017,779
                                                                       -----------       -----------
                      Total shareholders' equity                         7,557,634         7,771,654
                                                                       -----------       -----------

                      Total liabilities and shareholders' equity       $10,466,251       $ 9,962,102
                                                                       ===========       ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                        1995                1994
                                                        ----                ----

Revenue from management fees                        $  1,688,922        $  3,311,500

Costs and expenses:
     General and administrative expenses               1,874,338             888,986
     Amortization of management agreement
          acquisition costs                              564,180             698,810
                                                    ------------        ------------
                                                       2,438,518           1,587,796
                                                    ------------        ------------
Operating profit (loss)                                 (749,596)          1,723,704

Other income and (expense):
     Interest income                                                          31,311
     Interest expense                                     (1,229)             (1,983)
                                                    ------------        ------------
                                                          (1,229)             29,328
                                                    ------------        ------------
Income (loss) before income taxes                       (750,825)          1,753,032

Income tax provision (credit)                           (335,000)            887,529
                                                    ------------        ------------

Net income (loss)                                   $   (415,825)       $    865,503
                                                    ============        ============


Earnings (loss) per share                           $      (0.03)       $       0.07
                                                    ============        ============


Shares used in the computation of  income per
common and common equivalent share                    12,541,657          11,987,281
                                                    ============        ============


                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                        1995                1994
                                                        ----                ----

Revenue from management fees                        $  4,341,216        $  6,845,875

Costs and expenses:
     General and administrative expenses               3,580,487           1,514,297
     Amortization of management agreement
          acquisition costs                            1,102,507           1,442,889
                                                    ------------        ------------
                                                       4,682,994           2,957,186
                                                    ------------        ------------

Operating profit (loss)                                 (341,778)          3,888,689

Other income and (expense):
     Interest income                                                          54,782
     Interest expense                                     (2,922)             (3,481)
                                                    ------------        ------------
                                                          (2,922)             51,301
                                                    ------------        ------------
Income (loss) before income taxes                       (344,700)          3,939,990

Income tax provision (credit)                           (132,000)          1,712,000
                                                    ------------        ------------

Net income (loss)                                   $   (212,700)       $  2,227,990
                                                    ============        ============

Earnings (loss) per share                           $      (0.02)       $       0.19
                                                    ============        ============

Shares used in the computation of  income per
common and common equivalent share                    12,541,657          11,987,281
                                                    ============        ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


                                                                    1995               1994
                                                                    ----               ----

Net cash generated by (used in) operating activities:
     Net income (loss)                                          $  (212,700)       $ 2,227,990
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization and depreciation                            1,118,861          1,442,889
         Deferred taxes                                             126,000           (466,000)
         Deduction of advances from management fees
             earned                                                                 (2,689,790)
         Changes in assets and liabilities:
             Accounts receivable                                    (37,000)           (10,000)
             Deposits,  prepaid expenses and other assets          (333,344)          (603,461)
             Accounts payable and accrued expenses                  115,007            170,709
             Income taxes payable (recoverable)                    (380,986)         1,506,850
                                                                -----------        -----------
Net cash generated by operating activities                          395,838          1,579,187
                                                                -----------        -----------

Cash used in investing activities:
     Purchases of furniture and equipment                           (73,528)
     Management agreement acquisition costs                        (891,856)        (3,572,684)
Net cash used in investing activities                              (965,384)        (3,572,684)

Cash flows generated by  (used in) financing activities:
     Increase (decrease) in advances of
         future management fees                                     622,875
     Payment of loans from shareholders                                               (445,665)
     Payment of notes payable                                       (19,713)           (68,643)
     Collection of stock subscriptions receivable                                          638
     Purchase and cancellation of common stock                       (1,320)
                                                                -----------        -----------

Net cash provided by (used in) financing activities                 601,842           (513,670)
                                                                -----------        -----------


Increase (decrease) in cash                                          32,296         (2,507,167)

Cash, beginning of period                                         1,423,826          5,428,061
                                                                -----------        -----------

Cash, end of period                                             $ 1,456,122        $ 2,920,894
                                                                ===========        ===========


Supplemental Disclosures of Cash Flow Information:

     Interest expense paid                                      $     2,922        $     3,481
                                                                ===========        ===========
     Interest income received                                   $      --          $    54,782
                                                                ===========        ===========
     Income taxes paid                                          $   316,152        $   671,150
                                                                ===========        ===========
     Income tax refund received                                 $   192,316        $      --
                                                                ===========        ===========

                            INLAND CASINO CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


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

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three and six month periods ended December 31, 1995 and 1994. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods, when their effect is dilutive.

2. REORGANIZATION AND MERGER - Effective July 1, 1994, Inland Casino Partners, a California general partnership ("ICP"), and its partners, Inland Casino Corporation, a Nevada Corporation ("ICC I"), and Eagle Edge Partners ("EEP"), combined to form a new Delaware Corporation, Inland Casino Corporation ("ICC II"). Such transaction is hereinafter referred to as the "Roll-Up Transaction".

On May 22, 1995 the merger of ICC II into and with Twin Creek Exploration Co., Inc. ("Twin Creek"), a Utah corporation, became effective (the "Merger"). To effect the merger, the common stock of Twin Creek was reverse split 1 for 100 and the shareholders of ICC II received 11,930,406 shares, representing approximately 95% of the shares outstanding after the merger. The surviving company was renamed Inland Casino Corporation ("Inland Casino"), and the year end was changed from September 30 to June 30. The transaction was accounted for as a recapitalization using the carryover basis of the assets and liabilities of ICC II. Accordingly, the financial statements reflect the financial condition, results of operations and cash flows of ICC II, and its predecessors, for periods prior to the merger date, and combined with Twin Creek from that date forward.

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

                                DECEMBER 31, 1995

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

                                DECEMBER 31, 1995

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

6. COMMITMENTS AND CONTINGENCIES - LOAN AGREEMENT - In October 1995, the Company negotiated a credit facility with a bank which allows for total borrowings of $2 million. The credit agreement expires on October 10, 1998, and is secured by all of the Company's personal property, including but not limited to bank deposits, accounts receivable, inventory and equipment. This agreement contains various covenants including restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the bank's deposit accounts, a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of February 14, 1996, the Company had no outstanding borrowings under this credit facility. Under the terms of this agreement, amounts drawn on the line will convert into notes payable over a number of months (the exact number of which depend upon the date of disbursement) with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with this credit financing, the bank will receive immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000.

7. COMMITMENTS AND CONTINGENCIES - LITIGATION - Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, the rights of the tribes to compel the states to negotiate compacts with the tribes, and numerous other issues. The Barona Tribe is not a party to these cases nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

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

                           INLAND CASINO CORPORATION

                                DECEMBER 31, 1995

On June 30, 1994, the U.S. Attorney of the Southern District of California announced a verbal understanding with three San Diego Indian tribes, including the Barona Tribe, that would allow the Barona Casino to continue to operate without expansion of gaming activities until one or more of the following occurs:

- A compact with the State of California is negotiated or the Secretary of the Interior expressly authorized gaming, such as certain card or electronic/video gaming, which have not been previously addressed,

- Entry of final judgments and exhaustion of all appellate remedies in certain cited suits pending before federal courts,

- Enactment of federal legislation that authorizes the operation of the electronic/video games at issue without a tribal-state compact,

- Amendment of the NIGC's regulations to include the electronic/video games within the definition gaming or permissible technologic aids thereto which are not subject to State compact, or

-     Material breach of  the understanding by the Barona Tribe.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Since its formation, the Company has devoted substantially all of its efforts to provide operational and consulting services for the Barona Tribe at the Barona Casino, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. To date, payments under the Agreement have been Inland Casino's only source of revenue. Pursuant to the Agreement, as amended, Inland Casino earns fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, solely with respect to the Agreement, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act. Generally, the Agreement defines "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis.

The Company provides executive personnel, at its expense, to operate the activities, and it enters into agreements such as leases or construction for the Barona Casino. As part of its contractual obligations, Inland Casino has provided significant financing for the construction and expansion of the Barona Casino. The financing costs are recognized as an asset in the financial statements of the Company, designated as management agreement acquisition costs, and are expensed over the term of the Agreement. The recovery of this financing is achieved through the fees paid pursuant to the Agreement to Inland Casino. Such construction financing obligations are incurred upon the recommendation of the Company, and subject to acceptance by the Barona Tribe. In the event the Company finances further expansion at the Barona Casino, Inland Casino anticipates financing such costs on like terms.

The Company plans to explore the possibility of contracting with other casinos. The particulars of each such agreement may differ significantly as to the type and level of services provided, the need for expansion of the facilities and the responsibilities for financing any such construction. In addition, the compensation, term and other rights or obligations under these contracts also may differ significantly from the Agreement with the Barona Tribe.

Inland Casino's corporate activities, besides the duties under the Agreement and collateral contracts, include arranging financing to support casino construction projects, the development of other contract opportunities, proactive tracking of Indian Gaming legislative and litigation matters, and the operation and administration of the activities of Inland Casino itself.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1994.

REVENUE. Revenue decreased 49.0% from $3,311,500 for the three months ended December 31, 1994 to $1,688,922 for the three months ended December 31, 1995, because of reduced profit margins at the Barona Casino, resulting primarily from increases in payroll, marketing and administrative costs. The increase in payroll and administrative costs at the Barona Casino was the result of management's decision to increase staff levels to provide additional administrative support and improved service to customers, and increases in marketing costs resulted from the implementation of new promotions and advertising programs.

OPERATING EXPENSES. General and administrative expenses increased 110.8% from $888,986 for the three months ended December 31, 1994 to $1,874,338 for the three months ended December 31, 1995 primarily as the result of increased payroll, marketing and administrative costs. Salaries and benefit costs increased as executive-level employees were hired to provide the professional staff necessary for the needs of the

Company, including the duties required of a public company, and marketing of the Company's services to others.

Other administrative costs increased as a result of increases in sponsorships, charitable contributions and marketing costs. Professional fees, including legal and accounting expenses, increased as the Company became public in May of 1995, and therefore became subject to new compliance and reporting requirements. Facilities costs also increased as a result of the Company entering into a lease for its current offices in January 1995. Amortization of management agreement acquisition costs decreased 19.3% from $698,810 for the three months ended December 31, 1994 to $564,180 for the three months ended December 31, 1995. Amortization of the management agreement acquisition costs is calculated as the greater of the amortization using the straight-line method over the remaining term of the Agreement or an accelerated method, whichever is greater. The accelerated amortization is equal to the excess of management fees earned over 30% of Casino operating income. Since the Company did not earn a management fee of over 30% of Casino operating income during the three months ended December 31, 1995, the straight-line method was used, compared to use of the accelerated method for the three months ended December 31, 1994.

For the three months ended December 31, 1994 interest income was $31,311, compared to none for the three months ended December 31, 1995. Commencing in Fiscal 1996, it was determined that as long as the Company had outstanding advances of future management fees due the Barona Casino, interest earned on excess cash balances should be paid to the Barona Casino.

For the three months ended December 31, 1995, an income tax credit of $335,000 resulted from calculating the estimated amount of income taxes recoverable from a carry-back of the operating loss of $749,596 for the period to prior years. For the three months ended December 31, 1994, an income tax provision of $887,529 was estimated for income taxes on income of $1,753,704.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1994.

REVENUE. Revenue decreased 36.6% from $6,845,875 for the six months ended December 31, 1994 to $4,341,216 for the six months ended December 31, 1995, because of reduced profit margins at the Barona Casino, resulting primarily from increases in payroll, marketing and administrative costs. The increase in payroll and administrative costs at the Barona Casino was the result of management's decision to increase staff levels to provide additional administrative support and improved service to customers, and increases in marketing costs resulted from the implementation of new promotions and advertising programs.

OPERATING EXPENSES. General and administrative expenses increased 136.4% from $1,514,297 for the six months ended December 31, 1994 to $3,580,487 for the six months ended December 31, 1995 primarily as the result of increased payroll, marketing and administrative costs. Salaries and benefits increased as the number of employees of the Company increased from 8 to 22, including key employees with backgrounds in law, finance, accounting, and investor relations, hired to perform the duties required of a public company. Key employees with backgrounds in operations, security and marketing also were added to (i) assist with enhancement of operations, as well as the development and expansion of the Barona Casino, and (ii) provide a staff to market the Company's gaming management and consulting services to others.

Other administrative costs increased as a result of increases in sponsorships, charitable contributions and marketing costs. Professional fees, including legal and accounting expenses, increased as the Company became public in May of 1995, and therefore became subject to new compliance and reporting requirements. Facilities costs also increased as a result of the Company entering into a lease for its current offices in January 1995. Amortization of management agreement acquisition costs decreased 23.6% from $1,442,889 for the six months ended December 31, 1994 to $1,102,507 for the six months ended December

31, 1995. Amortization of the management agreement acquisition costs is calculated as the greater of the amortization using the straight-line method over the remaining term of the Agreement or an accelerated method, whichever is greater. The accelerated amortization is equal to the excess of management fees earned over 30% of Casino operating income. Since the Company did not earn a management fee of over 30% of Casino operating income during the six months ended December 31, 1995, the straight-line method was used, compared to use of the accelerated method for the six months ended December 31, 1994.

For the six months ended December 31, 1994 interest income was $54,782 compared to none for the six months ended December 31, 1995. Commencing in Fiscal 1996, it was determined that as long as the Company had outstanding advances of future management fees due the Barona Casino, interest earned on excess cash balances should be paid to the Barona Casino.

For the six months ended December 31, 1995, an income tax credit of $132,000 resulted from calculating the estimated amount of income taxes recoverable from a carry-back of the operating loss of $344,700 for the period to prior years. For the six months ended December 31, 1994, an income tax provision of $1,712,000 was estimated for income taxes on income of $3,939,990.

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

During the six months ended December 31, 1995, the Company's cash position increased $32,296 from the June 30, 1995 balance of $1,423,826, to $1,456,122 at
December 31, 1995. The increase was principally due to net cash generated by operating activities of $395,838 during the period, and an increase in advances of future management fees of $622,875, offset by cash invested in management agreement acquisition costs of $891,856, purchases of furniture and equipment of $73,528, payment of notes payable of $19,713 and the redemption of common stock of $1,320.

Accounts receivable increased $37,000 during the first six months of Fiscal 1996 primarily as a result of an increase in loans to officers and employees. The increase in refundable income taxes of $348,986 resulted primarily from the credit income tax provision based on the operating loss for the six months ended December 31, 1995, realization of deferred income tax credits, and income tax payments, partially offset by income tax refunds.

The management agreement acquisition costs, totaling $12,368,159 at December 31, 1995, had been financed principally by advances from EEP, which totaled $4,578,201 from working capital, from advances of future management fees from the Barona Casino, and from capital contributions by shareholders. At December 31, 1995, outstanding advances of future fees from the Barona Casino were $2,463,059. Advances from the Barona Tribe are repaid by Inland Casino through the reduction in payment of future fees earned. Advances do not bear interest and are due on demand. At some point in the future, if the Agreement is not approved by the necessary regulatory bodies, Inland Casino will be obligated to repay such advances to the Barona Casino even if it is not entitled to any future fees under the Agreement. Likewise, if the Agreement is approved but with a fee that is lower than presently provided for in the Agreement, Inland Casino's ability to repay such advances or to fund future expansion could be adversely affected. Although management believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances, in the future, if the Agreement is not approved.

It is management's intention to fund future improvements in the Barona Casino first from working capital and through advances of future fees, whenever possible, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time. In October 1995, the Company negotiated a credit facility with a bank which allows for total credit of $2 million. The credit agreement expires on October 10, 1998, and is secured by all of the Company's personal property, including but not limited to bank deposits, accounts receivable, inventory and equipment. This agreement contains various covenants including restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the bank's deposit accounts, a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of February 14, 1996, the Company had no outstanding borrowings under this credit facility. The above-mentioned covenants are not expected to affect the ability of the Company to draw upon this facility or to meet its obligations. Under the terms of this agreement, amounts drawn on the line will convert into notes payable over a period of months (the exact number of which is dependent upon the date of disbursement), with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with this credit financing, the bank will receive immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000. (See Note 6 to the Interim Financial Statements.)

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

The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, the Company has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.

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

INFLATION.

To date, inflation has not had a material impact on the Company's financial condition or its results of operations.

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

In any event, any material reduction in the management fee payable to the Company, whether as a result of a modification to the Agreement or weakness in the operations of the Barona Casino could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit No.

             10.1 Credit Terms and Conditions dated October 10, 1995 by and between Inland Casino Corporation and Imperial Bank.

             10.2 Note dated October 10, 1995 of Inland Casino Corporation to Imperial Bank, and Addendum to such Note.

             10.3 General Security Agreement dated October 10, 1995 by and between Inland Casino Corporation and Imperial Bank.

             10.4 Warrant to Purchase Stock dated October 10, 1995 issued by Inland Casino Corporation to Imperial Bank.

               27          Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the Company's second quarter ended December 31, 1995.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND CASINO CORPORATION,
                                                a Utah Corporation
                                                   (Registrant)

Date:   February 14, 1996                     /s/ Duane M. Eberlein
                                              ---------------------
                                              Duane M. Eberlein
                                              Vice President,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              and Accounting Officer)