Form 10QSB
period 1996-03-31
INLAND CASINO CORP
filed 1996-05-17
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  March 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission File Number: 0-11532

                            INLAND CASINO CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Utah                                                   33-0618806
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



          4225 Executive Square, Suite 1650, La Jolla, California 92037
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (619) 546-9383

                                 Not Applicable
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 12, 1996, 10,632,792 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one)  Yes   No X
                                                                       ---  ---


================================================================================

                            INLAND CASINO CORPORATION

                                TABLE OF CONTENTS

                                                                             Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             March 31, 1996 and June 30, 1995 ...........................      3
             Statements of Operations -
             Three months ended March 31, 1996 and 1995 .................      4

             Nine months ended March 31, 1996 and 1995 ..................      5

             Statements of Cash Flows -
             Nine months ended March 31, 1996 and 1995 ..................      6


             Notes to Interim Financial Statements ......................      7


      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION ..........................     12


PART II.  OTHER INFORMATION

      ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .........................     18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995


                                                              March 31, 1996   June 30, 1995
                                                              --------------   -------------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:
        Cash                                                     $1,743,005     $1,423,826
        Accounts receivable                                          91,921         37,404
        Deposits and prepaid expenses                               212,164        269,781
                                                                 ----------     ----------

                  Total current assets                            2,047,090      1,731,011

Property and equipment, net                                         149,620        100,819
Management agreement acquisition costs, net                       6,856,153      7,231,011
Deferred taxes and other                                            932,509        899,261
                                                                 ----------     ----------

                  Total assets                                   $9,985,372     $9,962,102
                                                                 ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Advances of future management fees                       $1,710,505     $1,840,184
        Current portion of notes payable                            300,000         29,187
        Accounts payable and accrued expenses                       526,054        321,077
                                                                 ----------     ----------

                  Total current liabilities                       2,536,559      2,190,448
                                                                 ----------     ----------
LONG TERM DEBT:
      Note payable, less current portion                            600,000
                                                                 ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Common stock, $.001 par, 100,000,000 shares
             authorized, 10,632,792 and 12,541,793 shares
             outstanding                                          2,352,554      3,753,875
        Retained earnings                                         4,496,259      4,017,779
                                                                 ----------     ----------
                  Total shareholders' equity                      6,848,813      7,771,654
                                                                 ----------     ----------

                  Total liabilities and shareholders' equity     $9,985,372     $9,962,102
                                                                 ==========     ==========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                              1996            1995
                                                              ----            ----
Revenue                                                   $ 3,324,574      $ 3,492,011

Costs and expenses:
     General and administrative expenses                    1,446,576        1,363,115
     Amortization of management agreement acquisition
         costs                                                721,992          687,357
                                                          -----------      -----------
                                                            2,168,568        2,050,472
                                                          -----------      -----------

Operating profit                                            1,156,006        1,441,539

Other income and (expense):
       Interest income                                          1,252
       Interest expense                                           (79)          (2,069)
                                                          -----------      -----------
                                                                1,173           (2,069)
                                                          -----------      -----------
Income before income taxes                                  1,157,179        1,439,470

Income tax provision                                          466,000          617,000
                                                          -----------      -----------

Net income                                                $   691,179      $   822,470
                                                          ===========      ===========

Earnings  per share                                       $      0.06      $      0.07
                                                          ===========      ===========

Shares used in the computation of  income per common
and common equivalent share                                12,086,058       11,987,281
                                                          ===========      ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                              1996            1995
                                                              ----            ----
Revenue                                                   $ 7,665,790      $10,337,886

Costs and expenses:
     General and administrative expenses                    5,027,359        2,877,413
     Amortization of management agreement acquisition
         costs                                              1,824,499        2,130,246
                                                          -----------      -----------
                                                            6,851,858        5,007,659
                                                          -----------      -----------

Operating profit                                              813,932        5,330,227

Other income and (expense):
       Interest income                                          1,548           54,783
       Interest expense                                        (3,001)          (5,550)
                                                          -----------      -----------
                                                               (1,453)          49,233
                                                          -----------      -----------
Income before income taxes                                    812,479        5,379,460

Income tax provision                                          334,000        2,329,000
                                                          -----------      -----------

Net income                                                $   478,479      $ 3,050,460
                                                          ===========      ===========

Earnings per share                                        $      0.04      $      0.25
                                                          ===========      ===========

Shares used in the computation of  income per common
and common equivalent share                                12,493,457       11,970,429
                                                          ===========      ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                      1996             1995
                                                                      ----             ----
Net cash generated by (used in) operating activities:
     Net income                                                   $   478,479      $ 3,050,460
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization and depreciation                               1,850,327        2,130,246
        Deferred taxes                                                 95,001         (797,462)
        Changes in assets and liabilities:
           Accounts receivable                                        (54,517)         (16,329)
           Deposits,  prepaid expenses and other assets               (70,632)        (432,426)
           Accounts payable and accrued expenses                       89,814          300,183
           Income taxes payable                                       115,164          176,850
                                                                  -----------      -----------
Net cash generated by operating activities                          2,503,636        4,411,522
                                                                  -----------      -----------

 Cash used in investing activities:
     Purchases of furniture and equipment                             (74,629)
     Management agreement acquisition costs                        (1,449,641)      (4,750,606)
                                                                  -----------      -----------
Net cash used in investing activities                              (1,524,270)      (4,750,606)
                                                                  -----------      -----------

Cash flows generated by  (used in) financing activities:
    Increase (decrease) in advances of
        future management fees                                       (129,679)      (1,812,264)
    Issuance of promissory note                                       900,000
    Payment of loans from shareholders                                                (715,023)
    Capital distributions                                                              115,603
    Payment of notes payable                                          (29,187)         (74,845)
    Collection of stock subscriptions receivable                                           638
    Redemption and cancellation of common stock                    (1,401,321)
                                                                  -----------      -----------
Net cash provided by (used in) financing activities                  (660,187)      (2,485,891)
                                                                  -----------      -----------

Increase (decrease) in cash                                           319,179       (2,824,975)

Cash, beginning of period                                           1,423,826        5,428,061
                                                                  -----------      -----------

Cash, end of period                                               $ 1,743,005      $ 2,603,086
                                                                  ===========      ===========

Supplemental Disclosures of Cash Flow Information:

    Interest expense paid                                         $     3,001      $     5,550
                                                                  ===========      ===========
    Interest income received                                      $     1,548      $    54,783
                                                                  ===========      ===========
    Income taxes paid                                             $   316,152      $ 2,944,150
                                                                  ===========      ===========
    Income tax refund received                                    $   192,316      $       -
                                                                  ===========      ===========

                            INLAND CASINO CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 1996


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

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three and nine month periods ended March 31, 1996 and 1995. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods, when their effect is dilutive.

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


3. BUSINESS AND BASIS OF ACCOUNTING - The Company provides management and consulting services to the casino industry. The Company currently provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility which is located north of Lakeside, California, in eastern San Diego County. The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue is currently generated from services provided to the Barona Tribe.

                            INLAND CASINO CORPORATION

                                 MARCH 31, 1996


4. AGREEMENTS WITH THE BARONA TRIBE - The Company provides operational and other services in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Operations Agreement") with the Barona Tribe, under a grant of authority from the Barona Tribe's General Council. The Company entered into the Operations Agreement in February 1991 to manage, operate and maintain cardroom operations, and in February 1992, the Operations Agreement was expanded to include food and beverage operations and other gaming activities, including bingo and electronic gaming. The Operations Agreement was scheduled to expire in February 1999 and established the Company's rights, obligations and duties, including the Company's incurrence of a contingent liability for certain obligations of the Barona Casino.

The Company's revenue from fees was based upon a percentage of profits or the excess of revenue over certain expenses generated from the gaming operations as defined in the Operations Agreement. The Operations Agreement called for a minimum monthly advance distribution by the Company to the Tribe of $30,000. Such advances were recoverable from future distributions, if any, exceeding the minimum advance. At the expiration of the Operations Agreement, any outstanding advance for payment of a guaranteed minimum will be forgiven by the Company.

The Indian Gaming Regulatory Act ("IGRA") requires that management contracts be approved by the National Indian Gaming Commission (the "NIGC") and that an assignment of such an agreement (e.g., from ICP to ICC II, in connection with the Roll-Up Transaction and from ICC II to the Company in connection with the Merger) also must be approved by the NIGC. The IGRA also prescribes that management agreements contain certain terms and conditions relating to the length of term and a formula to determine the maximum management fee to be paid.

Effective April 1, 1996, the Company and the Barona Tribe agreed to a Consulting Agreement (hereinafter defined). (See Note 9 herein.) To date, the Operations Agreement has not been submitted for approval and, in light of the execution of the Consulting Agreement (which supersedes the Operations Agreement), the Company believes no such submission is now required. The initial Consulting Agreement (prior to its amendment and restatement) has been submitted to the NIGC for review and it is the intention of the Company to also submit the amended and restated agreement to the NIGC. The Company believes that the NIGC will determine that the Consulting Agreement is not a management agreement, as defined by applicable federal regulations, and, therefore, is not subject to NIGC approval.

If the NIGC determines that the Consulting Agreement is a management agreement, there can be no assurance that the Consulting Agreement will be approved by the NIGC and/or that the NIGC will take any action relating to the Operations Agreement or the assignments of the Operations Agreement from ICP to ICC II and from ICC II to the Company. To the extent that the NIGC determines that the Consulting Agreement is a management agreement, and, subsequently, determines not to approve such Consulting Agreement, or to require modifications which would materially alter the financial arrangements between the Company and the Barona Tribe (e.g., actions resulting in the Company's recognition of a loss for some or all of the total amount of the net management agreement acquisition costs (see Note 5 herein)), such action may have a material adverse effect on the business and financial condition of the Company. (See "Item 2. Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources" herein.

                            INLAND CASINO CORPORATION

                                 MARCH 31, 1996


5. MANAGEMENT AGREEMENT ACQUISITION COSTS - The Operations Agreement required, and any similar agreements the Company may enter into in the future with the Barona Tribe may require, the Company to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital and the losses, if any, of the Barona Casino operations.

Because the Barona Tribe will not allow its land to be encumbered and has not assumed any financial liability for costs associated with developing the Barona Casino, as a condition of the Operations Agreement, the Company assumed all liability for these obligations. The Company has capitalized those costs incurred as deferred contract acquisition costs, since (i) the Company has the ultimate responsibility for the costs incurred and (ii) the Company believes that these costs were fully recoverable over the life of the Operations Agreement through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion.

On an ongoing basis, the Company reviews the valuation and recoverability of these deferred costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

Through March 31, 1996, amortization of these deferred costs was calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever is greater. The accelerated amortization was equal to the excess of fees earned over 30% of Casino operating income. Under the terms of the Operations Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise.

6. REDEMPTION OF COMMON STOCK - On March 4, 1996, the Company redeemed 1,908,865 shares of its common stock from a former officer and director for $1,400,000 and also acquired from such former officer and director an option to acquire an additional 894,780 shares of the Company's common stock currently held by two other shareholders of the Company. The terms of the redemption included a cash payment of $500,000 and the issuance of a promissory note in the principal amount of $900,000 due in three equal annual installments on March 4, 1997, 1998 and 1999, with interest at 7%. In addition, the former officer and director may also receive two additional payments on March 4, 1998 and 1999, depending upon the price of the Company's common stock calculated during a measurement period prior to each of the last two installment payment dates of the promissory note. The maximum additional consideration for such common stock redemption will be $500,000, assuming the average value of the Company's common stock is $7.00 or more per share during the two measurement periods described above. The cost of the common stock redemption will be adjusted when additional payments, if any, are required.

7. COMMITMENTS AND CONTINGENCIES - LOAN AGREEMENT - In October 1995, the Company negotiated a credit facility with a bank which allows for total borrowings of $2 million. The credit agreement expires on October 10, 1998, and is secured by all of the Company's personal property, including but not limited to

                            INLAND CASINO CORPORATION

                                 MARCH 31, 1996


bank deposits, accounts receivable, inventory and equipment. This agreement contains various covenants including restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the bank's deposit accounts (during any period in which the Company is utilizing the facility), a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of May 14, 1996, the Company had no outstanding borrowings under this credit facility. Under the terms of this agreement, amounts drawn on the line will convert into notes payable over a number of months (the exact number of which depend upon the date of disbursement) with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with this credit financing, the bank received immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000.

8. COMMITMENTS AND CONTINGENCIES - LITIGATION - Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, and numerous other issues. The Barona Tribe is not a party to these cases nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

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

On June 30, 1994, the U.S. Attorney of the Southern District of California announced a verbal understanding with three San Diego Indian tribes, including the Barona Tribe, that would allow the Barona Casino to continue to operate without expansion of gaming activities until one or more of the following occurs:

- -    A compact with the State of California is negotiated or the Secretary of the Interior expressly authorized gaming, such as certain card or electronic/video gaming, which have not been previously addressed,

- -    Entry of final judgments and exhaustion of all appellate remedies in certain cited suits pending before federal courts,

- -    Enactment of federal legislation that authorizes the operation of the electronic/video games at issue without a tribal-state compact,

- -    Amendment of the NIGC's regulations to include the electronic/video games within the definition gaming or permissible technologic aids thereto which are not subject to State compact, or

- -    Material breach of the understanding by the Barona Tribe.

                            INLAND CASINO CORPORATION

                                 MARCH 31, 1996


9. SUBSEQUENT EVENTS - CONSULTING AGREEMENT - In May 1996, the Company and the Barona Tribe agreed to an Amended and Restated Consulting Agreement relating to the operations of the Barona Casino (the "Consulting Agreement"). In addition, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement (the "Release"). The Consulting Agreement and the Release have effective dates of April 1, 1996.

The Consulting Agreement provides for an initial term of three years, with an option to extend the agreement for an additional five year period. Under the terms of the Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the basis received by the Barona Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

Through March 31, 1996, the amortization of management agreement acquisition costs was calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever method was greater. Beginning with the effective date of the Consulting Agreement, these deferred costs will be amortized using the straight-line method over the initial term of the Consulting Agreement.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW


Since its formation, the Company has devoted substantially all of its efforts to provide operational and consulting services for the Barona Tribe at the Barona Casino, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. Through March 31, 1996, fees received from the Barona Casino have been the Company's only source of revenue. The Company earns fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act ("IGRA"). Generally, the Operations Agreement defines "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis.

Through March 31, 1996, the Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the Barona Casino in which the Company was the obligor. As part of its contractual obligations, Inland Casino provided significant financing for the construction and expansion of the Barona Casino. The financing costs are recognized as an asset in the financial statements of the Company, designated as management agreement acquisition costs, and are expensed over the term of the Operations Agreement. The recovery of this financing is achieved through the fees paid to Inland Casino pursuant to the agreements with the Barona Tribe. Such construction financing obligations are incurred upon the recommendation of the Company and subject to acceptance by the Barona Tribe.

Inland Casino's corporate activities, besides its obligations under the Operations Agreement and collateral contracts for the benefit of the Barona Tribe, include arranging financing to support casino construction projects, the development of other contract opportunities, proactive tracking of Indian Gaming legislative and litigation matters, and the operation and administration of the activities of the Company. The Company is exploring the possibility of entering into management or consulting agreements with additional clients. The particulars of each such agreement may differ significantly as to the type and level of services provided, the need for expansion of the facilities and the responsibilities for financing any such construction. In addition, the compensation, term and other rights or obligations under these contracts also may differ significantly from agreements with the Barona Tribe.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

REVENUE. Revenue decreased 4.8% from $3,492,011 for the three months ended March 31, 1995 to $3,324,574 for the three months ended March 31, 1996, as a result of lower profit margins at the Barona Casino. The Company's revenue is solely from fees earned under the Operations Agreement with the Barona Tribe, and the fees are calculated in part based on the profit margins of the Barona Casino. When profit margins are lower, the Company's fee income is reduced.

OPERATING EXPENSES. General and administrative expenses increased 6.1% from $1,363,115 for the three months ended March 31, 1995 to $1,446,576 for the three months ended March 31, 1996 primarily as the result of increased business development costs, including costs associated with marketing the Company's services to potential new clients.

Amortization of management agreement acquisition costs increased 5.0% from $687,357 for the three months ended March 31, 1995 to $721,992 for the three months ended March 31, 1996, resulting primarily from calculating amortization on a higher asset value in the current quarter.

INCOME TAX PROVISION. The income tax provision decreased 24.5% from $617,000 for the three months ended March 31, 1995 to $466,000 for the three months ended March 31, 1996, primarily as a result of lower taxable income and a lower effective income tax rate.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1995.

REVENUE. Revenue decreased 25.8% from $10,337,886 for the nine months ended March 31, 1995 to $7,665,790 for the nine months ended March 31, 1996, because of reduced profit margins at the Barona Casino, resulting primarily from increases in payroll, marketing and administrative costs. The increase in payroll and administrative costs at the Barona Casino was the result of the Company's decision to increase staff levels to provide additional administrative support and improved service to customers and increases in marketing costs resulted from the implementation of new promotions and advertising programs.

OPERATING EXPENSES. General and administrative expenses increased 74.7% from $2,877,413 for the nine months ended March 31, 1995 to $5,027,359 for the nine months ended March 31, 1996 primarily as the result of increased payroll, marketing and administrative costs. Salaries and benefits increased as the number of employees of the Company increased from 11 at March 31, 1995 to 27 at March 31, 1996, including key employees with backgrounds in law, finance, accounting and investor relations, hired to perform the duties required of a public company. Key employees with backgrounds in operations, security and marketing also were added to (i) assist with enhancement of operations at the Barona Casino, as well as the development and expansion of the Barona Casino, and (ii) provide a staff to market the Company's gaming management and consulting services to others.

Other administrative costs increased as a result of increases in sponsorships, charitable contributions, marketing costs and business development costs, partially offset by a reduction in special promotional events and professional fees. Facilities costs increased as a result of the Company entering into a lease for its current offices in January 1995. Office supplies and expense, including telephone service, postage and printing increased as the corporate staff began to occupy the offices in mid-1995.

Amortization of management agreement acquisition costs decreased 14.4% from $2,130,246 for the nine months ended March 31, 1995 to $1,824,499 for the nine months ended March 31, 1996. Amortization of the management agreement acquisition costs is calculated as the greater of the amortization using the straight-line method over the remaining term of the Operations Agreement or an accelerated method, whichever is greater. The accelerated amortization is equal to the excess of fees earned over 30% of Casino operating income. Since the Company did not earn fees of over 30% of Casino operating income during the nine months ended March 31, 1996, the straight-line method was used, compared to use of the accelerated method for the nine months ended March 31, 1995. Deferred income taxes arise as the result of timing differences between amortization expense for financial statement purposes and tax purposes.

OTHER INCOME AND EXPENSE. For the nine months ended March 31, 1995 interest income was $54,783 compared to $1,548 for the nine months ended March 31, 1996. Commencing April 1, 1995, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances should be paid to the Barona Casino.

INCOME TAX PROVISION. The income tax provision decreased 85.7% from $2,329,000 for the nine months ended March 31, 1995 to $334,000 for the nine months ended March 31, 1996, primarily as a result of lower taxable income and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES.

As noted above, Inland Casino's only source of revenue is fees from the Operations Agreement. From Fiscal 1993 through Fiscal 1995, in addition to general and administrative and other miscellaneous expenses, the Company's most significant expense item has been the funding of construction costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during the same period has been insufficient by itself to fund construction. In addition to fees earned under the Operations Agreement, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders.

During the nine months ended March 31, 1996, the Company's cash position increased $319,179 from the June 30, 1995 balance of $1,423,826, to $1,743,005 at March 31, 1996. The increase was principally due to net cash generated by operating activities of $2,503,636 during the period, reduced by cash invested in management agreement acquisition costs of $1,449,641, purchases of furniture and equipment of $74,629, and use of cash flows for financing activities of $660,187. Cash flows used in financing activities include $29,187 in payments of notes payable and the redemption of common stock for $1,401,321, reduced by issuance of a promissory note for $900,000.

Accounts receivable increased $54,517 during the first nine months of Fiscal 1996 primarily as a result of an increase in loans to officers and employees.

The management agreement acquisition costs, totalling $12,937,734 at March 31, 1996, has been financed principally by cash generated from operations, advances of future fees from the Barona Casino, working capital, and advances and capital contributions from shareholders. At March 31, 1996, outstanding advances of future fees from the Barona Casino were $1,710,505. Advances from the Barona Tribe are repaid by Inland Casino through the reduction in payment of future fees earned. Advances do not bear interest and are due on demand.

In the future, if the Operations Agreement is successfully challenged by the necessary regulatory bodies, Inland Casino may be obligated to repay such advances to the Barona Casino even if it is not entitled to any future fees under the Operations Agreement. Likewise, if the Consulting Agreement (hereinafter defined) is determined to be a management contract and is approved but with a fee that is lower than presently provided for in the Consulting Agreement, Inland Casino's ability to repay such advances or to fund future expansion could be adversely affected. (See "Subsequent Events, Additional Factors That May Affect Future Results and Forward-looking Statements" herein.) Although the Company believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances in the future, if such adverse regulatory developments occur.

It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding for, future improvements in the Barona Casino. Depending on the nature and extent of the improvement project, to the extent practicable, it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time.

In October 1995, the Company negotiated a credit facility with a bank which allows for total credit of $2 million. The credit agreement expires on October 10, 1998, and is secured by all of the Company's personal property, including but not limited to bank deposits, accounts receivable, inventory and equipment. This agreement contains various covenants including restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the bank's deposit accounts (during any period in which the credit facility is being utilized), a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of May 14, 1996, the Company had no outstanding borrowings under this credit facility. The above-mentioned covenants are not expected to affect the ability of the Company to draw upon this facility or to meet its obligations. Under the terms of this agreement, amounts drawn on the line will convert into notes payable over a period of months (the exact number of which is dependent upon the date of disbursement), with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with this credit facility, the bank received immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000. (See Note 7 to the Interim Financial Statements.)

Inland Casino has announced plans to expand and improve the existing facilities at the Barona Casino, which expansion is subject to the approval of the Barona Tribe and also is subject to obtaining appropriate financing. The expansion will not increase the number of gaming devices, but is expected to expand off-track betting and other non-gaming activities, as permitted under the verbal agreement with the U.S. Attorney for the Southern District of California and the compact with the State of California concerning off-track betting. This proposed expansion project is estimated to cost up to $17.5 million and the Company and the Barona Tribe are exploring financing alternatives for the project.

The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, the Company has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.

SEASONALITY.

The Barona Casino is located approximately 30 miles east of downtown San Diego, California where the population is relatively stable throughout the year, although it peaks to some extent due to tourism during the summer months and to a lesser extent during the winter months. On the basis of its experience to date, the Company anticipates that the Barona Casino's business may peak in summer and, to some extent, in winter, and may decline somewhat in early spring and late fall. However, at this time, the Company cannot accurately predict the continued effect of seasonality on its business.


INFLATION.

To date, inflation has not had a material impact on the Company's financial condition or its results of operations.

SUBSEQUENT EVENTS, ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, AND FORWARD-LOOKING STATEMENTS.

Subsequent Events.

In May 1996, the Company and the Barona Tribe agreed to an Amended and Restated Consulting Agreement relating to the operations of the Barona Casino (the "Consulting Agreement"). In addition, concurrently with the execution of the Consulting Agreement, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement (the "Release"). The Consulting Agreement and the Release have effective dates of April 1, 1996.

The Consulting Agreement provides for an initial term of three years, with an option to extend such agreement for an additional five year period. Under the terms of the Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the basis received by the Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

Through March 31, 1996, the amortization of management agreement acquisition costs was calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever method was greater. Beginning with the effective date of the Consulting Agreement, these deferred costs will be amortized using the straight-line method over the initial term of the Consulting Agreement.

The Company believes that the amounts capitalized as management agreement acquisition costs will continue to be fully recoverable over the life of the Consulting Agreement. As it did during the periods during which the Operations Agreement was in force, management will continue to review the valuation and recoverability of these deferred costs and make adjustments, as appropriate. See Note 5 to the Interim Financial Statements.

In addition, the Company does not expect there to be a difference in the policy of advances of consulting fees from the policies developed between the Company and the Barona Tribe during the term of the Operations Agreement.

The Company also intends to continue to render consulting services to the Barona Tribe regarding financing alternatives of capital improvement projects. Finally, the Company may enter into subsequent agreements with the Barona Tribe regarding the Company's funding of certain improvements, some of which may be similar to prior arrangements entered into with the Barona Tribe.

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

The IGRA and the regulations promulgated by the NIGC require that management agreements be approved by the NIGC. To date, the Operations Agreement has not been submitted for approval and in light of the execution of the Consulting Agreement (which supersedes the Operations Agreement) management believes no such submission is now required. The initial Consulting Agreement (prior to its amendment and restatement) has been submitted to the NIGC for review and it is the intention of the Company to also submit the amended and restated consulting agreement to the NIGC. The Company believes that the NIGC will determine that the Consulting Agreement is not a management agreement, as defined by applicable federal regulations, and, therefore, is not subject to NIGC approval.

If the NIGC determines that the Consulting Agreement is a management agreement, there can be no assurance that the Consulting Agreement will be approved by the NIGC and/or that the NIGC will take any action relating to the Operations Agreement or the assignments of the Operations Agreement from ICP to ICC II and from ICC II to the Company. To the extent that the NIGC determines that the Consulting Agreement is a management agreement and, subsequently, determines not to approve such Consulting Agreement, or to require modifications which would materially alter the financial arrangements between the Company and the Barona Tribe, such action may have a material adverse effect on the business and financial condition of the Company. (See "Liquidity and Capital Resources" herein.)

In addition, the Bureau of Indian Affairs (the "BIA") requires that leases of trust land must be approved by the BIA. To comply with the BIA, the Company intends to submit the Consulting Agreement to the BIA for its review. The Company believes that the BIA will determine that the Consulting Agreement is not a lease of trust land, as defined in the applicable regulations, and is therefore not subject to BIA approval. However, if the BIA determines that the Consulting Agreement is a lease of trust land, there can be no assurance that the Consulting Agreement will be approved by the BIA, and such an event would have a material adverse effect on the business and financial condition of the Company.

In any event, any material reduction in fees payable to the Company, whether as a result of a modification to the agreements between the Company and the Barona Tribe as result of regulatory compliance requirements or weakness in the operations of the Barona Casino, could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

Forward-looking Statements.

Included in the Notes to the Interim Financial Statements and in this Item 2. Management's Discussion and Analysis or Plan of Operation are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainty involved in the regulatory approval process relating to the Consulting Agreement; the regulatory approach taken with respect to the now terminated Operations Agreement; the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming; the availability of funding alternatives to fulfill certain contemplated development projects at the Barona Casino; and the general economic factors affecting the gaming industry in general and Indian gaming in particular in the geographic market within which the Company competes.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         Exhibit No.
         -----------
              3.1                   Amended and Restated Bylaws.

             10.1                   Stock Purchase and Settlement and Release Agreement dated March 4, 1996.

             10.2                   Promissory Note dated March 4, 1996 for $900,000.

         Other Exhibits

             27.                    Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the Company's third quarter ended March 31, 1996.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND CASINO CORPORATION,
                                             a Utah Corporation  (Registrant)



Date:   May 16, 1996                                 /s/ Duane M. Eberlein
                                                     ---------------------
                                                     Duane M. Eberlein
                                                     Vice President,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     and Accounting Officer)