Form 10KSB/A
period 1996-06-30
INLAND CASINO CORP
filed 1996-08-30
CIK 318291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

      State issuer's revenues for its most recent fiscal year: $14,152,565.

      As of September 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $4,777,547.

      State the number of shares outstanding of each of the registrant's classes of common equity at September 29, 1995: 12,541,657.

      Transitional Small Business Disclosure Format (check one)  Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1995 -- Part III.

                                           No. of Sequentially Numbered Pages: 5
                                                           Exhibit Index: Page 4

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   LIST OF EXHIBITS.

      Exhibit No.
      -----------
      3.1 Amended and Restated Articles of Incorporation of Inland Casino Corporation (formerly known as Twin Creek Exploration Co., Inc.)

      3.2 Amended and Restated Bylaws of Inland Casino Corporation (formerly known as Twin Creek Exploration Co., Inc.)

      Material Contracts Relating to Management Compensation Plans or
      Arrangements

      10.1 Corporate Guaranty between ICC II and Arthur R. Pfizenmayer, dated February 1, 1995.

      10.2        1994 Stock Option Plan of ICC II.

      10.3 Verbal agreement between ICC II and Jonathan Ungar entered into in May, 1995, pursuant to which ICC II paid $40,000 to Mr. Ungar in exchange for market research consulting services in the United States.

      10.4 Verbal agreement between ICC II and Alan Henry Woods entered into in May, 1995, pursuant to which ICC II paid $193,000 to Mr. Woods in exchange for market research consulting services in overseas markets.

      Other Material Contracts

      10.5+ Gaming Management Agreement between Barona Group of the Capitan Grande Band of Mission Indians and Inland Casino Partners, dated February, 1992, and Amendment No.
                  1 thereto, dated July 1, 1992.

      10.6 Assignment and Assumption of Lease between ICC II and Winland Corporation, dated as of January 1, 1995.

      10.7 Lease agreement between SSK Game Enterprises and Inland Casino Partners, dated August 13, 1993.

      10.8 Gaming Machine Location Agreement between Zino, Inc. and Inland Casino Partners, dated July 2, 1993.

      10.9 Gaming Machine Location Agreement between American Heritage Amusement Corporation and Inland Casino Partners, dated July 15, 1993.

      10.10 Lease Agreement between Sprung Instant Structures, Inc. and Inland Casino Partners (d/b/a Barona Casino), dated December 14, 1993.

      16.1 Letter of Tanner & Company regarding change in certifying accountant.

      16.2 Letter of Charles Reibel, Inc. regarding change in certifying accountant.

- ---------------------------------
+ Confidential treatment has been requested with respect to certain portions of this Agreement pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Such portions of the Agreement have been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INLAND CASINO CORPORATION,
                                        a Utah corporation

Dated:  August 30, 1996                 By:  /s/ Duane M. Eberlein
                                             ---------------------
                                                 Duane M. Eberlein
                                                 Vice President, Chief Financial
                                                 Officer

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                       NUMBERED
EXHIBIT NUMBER                     DESCRIPTION                           PAGE
- --------------                     -----------                      ------------
      3.1         Amended and Restated Articles of Incorporation of
                  Inland Casino Corporation (formerly known as Twin
                  Creek Exploration Co., Inc.)

      3.2         Amended and Restated Bylaws of Inland Casino
                  Corporation (formerly known as Twin Creek
                  Exploration Co., Inc.)

      Material Contracts Relating to Management Compensation Plans or
      Arrangements

      10.1        Corporate Guaranty between ICC II and Arthur R.
                  Pfizenmayer, dated February 1, 1995.

      10.2        1994 Stock Option Plan of ICC II.

      10.3 Verbal agreement between ICC II and Jonathan Ungar entered into in May, 1995, pursuant to which ICC II paid $40,000 to Mr. Ungar in exchange for market research consulting services in the United States.

      10.4 Verbal agreement between ICC II and Alan Henry Woods entered into in May, 1995, pursuant to which ICC II paid $193,000 to Mr. Woods in exchange for market research consulting services in overseas markets.

      Other Material Contracts

      10.5+ Gaming Management Agreement between Barona Group of the Capitan Grande Band of Mission Indians and
                  Inland Casino Partners, dated February, 1992, and Amendment No. 1 thereto, dated July 1, 1992.

      10.6 Assignment and Assumption of Lease between ICC II and Winland Corporation, dated as of January 1, 1995.

      10.7 Lease agreement between SSK Game Enterprises and Inland Casino Partners, dated August 13, 1993.

      10.8        Gaming Machine Location Agreement between Zino, Inc.
                  and Inland Casino Partners, dated July 2, 1993.

      10.9 Gaming Machine Location Agreement between American Heritage Amusement Corporation and Inland Casino Partners, dated July 15, 1993.

      10.10 Lease Agreement between Sprung Instant Structures, Inc. and Inland Casino Partners (d/b/a Barona
                  Casino), dated December 14, 1993.

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER                     DESCRIPTION                          PAGE
- --------------                     -----------                      ------------
      16.1 Letter of Tanner & Company regarding change in certifying accountant.

      16.2 Letter of Charles Reibel, Inc. regarding change in certifying accountant.

- -------------------------------
+ Confidential treatment has been requested with respect to certain portions of this Agreement pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Such portions of the Agreement have been omitted and filed separately with the Securities and Exchange Commission.