Form 10KSB
period 1996-06-30
INLAND CASINO CORP
filed 1996-10-15
CIK 318291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1996

                                       OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  /X/     No  / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year: $11,482,040

     As of September 30, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $3,116,960.

     State the number of shares outstanding of each of the registrant's classes of common equity at September 30, 1996: 3,854,548.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1996 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
  ITEM 1:     DESCRIPTION OF BUSINESS...............................................    1
  ITEM 2:     DESCRIPTION OF PROPERTY...............................................   18
  ITEM 3:     LEGAL PROCEEDINGS.....................................................   18
  ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   18
PART II
  ITEM 5:     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............   19
  ITEM 6:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............   20
  ITEM 7:     FINANCIAL STATEMENTS..................................................   25
  ITEM 8:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..................................................   40
PART III
  ITEM 9:     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................   40
  ITEM 10:    EXECUTIVE COMPENSATION................................................   40
  ITEM 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........   40
  ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................   40
  ITEM 13:    EXHIBITS AND REPORTS ON FORM 8-K......................................   41

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Inland Casino Corporation, a Utah corporation ("Inland Casino" or the "Company") is a gaming management and consulting company in the Indian gaming industry. Inland Casino is the successor to a corporation organized in June 1994, also known as Inland Casino Corporation, a Delaware corporation ("ICC II"), to consolidate various entities which were owned by the shareholders of ICC II.

     Effective May 22, 1995, ICC II was merged (the "Merger") into a public reporting company named Twin Creek Exploration Co., Inc. ("Twin Creek"). Twin Creek was incorporated on March 6, 1980 under the laws of the State of Utah and organized for the purpose of engaging primarily in the oil and gas exploration industry and the acquisition of oil and gas producing properties. Although it retained some oil and gas interests, it was no longer active in the oil and gas exploration business at the time of the Merger. Since 1990, it had been involved in the research, development and marketing of English language instruction courses for Spanish-speaking and Japanese-speaking people. In anticipation of the Merger with ICC II, all of the assets of Twin Creek were assigned to Linguistix, Inc., the sole subsidiary of Twin Creek and subsequently the stock of Linguistix, Inc. was distributed pro rata to the persons who were shareholders of Twin Creek prior to the Merger. Following the Merger, the name of Twin Creek was changed to Inland Casino Corporation.

     ICC II was incorporated in the State of Delaware on June 6, 1994 and commenced operations on July 1, 1994. ICC II was formed to consolidate various entities which were owned by the shareholders of Inland Casino and which were engaged in providing gaming operations services and consulting services for the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") at the Barona Casino on the Barona Tribe's reservation land located approximately 30 miles east of San Diego, California. ICC II was capitalized pursuant to the terms of an Incorporation Agreement (the "Incorporation Agreement") by and among ICC II, Inland Casino Corporation, a Nevada corporation ("ICC I"), Eagle Edge Partners, a California limited partnership ("EEP"), Inland Casino Partners, a California general partnership ("ICP"), Redwood Gaming, Inc., a California corporation ("Redwood"), L. Donald Speer, II, Jonathan Ungar, Alan Woods, Jack Smith, Karol M. Schoen and Duncan Edwards. The Incorporation Agreement sets forth the terms whereby ICC I, EEP, and ICP, each of which was directly or indirectly involved in the existing operations of ICP, were rolled-up (the "Roll-Up Transaction") into ICC II.

     References to Inland Casino with respect to periods prior to the Merger should be deemed references to ICC II or its predecessor entities, as the context requires.

     The Company's executive offices are located at 4225 Executive Square, Suite 1650, La Jolla, California 92037. Its telephone number is (619) 546-9383.

BUSINESS OF ISSUER

     Business in Fiscal 1996. During the past three years ended June 30, 1996, the Company and its predecessors have devoted substantially all of their efforts to providing operating and consulting services to the Barona Tribe at the Barona Casino. The Barona Casino consists of the "Barona Big Top," a turn-of-the-century circus theme casino which includes 1,057 video games, 32 table games, a 1,500-seat bingo parlor, a 200-seat buffet restaurant and a 150-seat off-track betting facility, which is operated by the Barona Tribe. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for approximately 2,000 cars. The Barona Casino is open 24 hours a day, 365 days a year.

     During the last three fiscal years, with the exception of approximately $46,000 billed for consulting services in Fiscal 1996 to other Indian tribes, all fee revenue related to services performed for the Barona Tribe in connection with the Barona Casino.

     Recent Business Developments. Consistent with its business strategy, the Company recently entered into several consulting agreements with Indian tribes and Indian organizations other than the Barona Tribe.

     In May 1996, the Company entered into a Marketing Consulting Agreement with the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribe") to provide marketing and consulting services in connection with the operation by the Siletz Tribe of the Chinook Winds Gaming and Convention Center (the "Chinook Winds Property") in Lincoln City, Oregon, approximately 90 miles south-west of Portland, Oregon. The Chinook Winds property has been in operation since June 1996, and includes a 158,000 square-foot facility, with 817 video lottery terminals, 16 blackjack tables, 8 poker tables, a 250-seat buffet restaurant, a 150-seat restaurant and lounge, a 24 hour deli-restaurant, and a 750-seat bingo hall which also serves as a 1,062-seat showroom. The property includes 35,000 square feet of convention and meeting space. The Siletz Tribe operates the Chinook Winds Property under the provisions of a Tribal-State Compact with the State of Oregon. In October 1996, the Company advised the Siletz Tribal Council of the Company's intent to terminate the Marketing Consulting Agreement pursuant to its terms. See "Summary of Inland Casino Gaming Agreements -- Agreement with the Siletz Tribe," in this Item 1, herein.

     In June 1996, the Company entered into a Consulting Agreement with the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to provide consulting services in connection with the development of the planned Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The Klamath Tribes plan to build and operate a 50,000 square-foot facility, with up to 500 video lottery terminals, 12 blackjack tables, eight poker tables, a 212-seat buffet, a 108-seat restaurant and lounge, a 52-seat deli-restaurant and a 430-seat cabaret. The opening date of the Kla-Mo-Ya Casino has not yet been determined. The Klamath Tribes will operate the Kla-Mo-Ya Casino under the provisions of a Tribal-State Compact with the State of Oregon.

     Additionally, in June 1996, Inland Casino entered into a short-term Marketing Consulting Agreement with the Associated Tribes of Northwest Indians ("ATNI") to promote Indian gaming in the Pacific Northwest and in August 1996, the Company entered into a small, short-term consulting engagement with the Pueblo of Sandia in New Mexico regarding legislative and public relations matters. Revenue in the approximate amount of $11,000 was realized from the ATNI agreement in the fiscal year ended June 30, 1996 ("Fiscal 1996"). Revenue associated with the Pueblo of Sandia was not earned in Fiscal 1996.

     Business Strategy. Inland Casino's basic business strategy is to continue to pursue marketing its gaming management and consulting services to others, as well as developing computer applications (both hardware and software) for use in the gaming industry.

INDUSTRY AND REGULATORY OVERVIEW

     General. Gaming is an international industry that is expanding at a rapid pace in the United States. Gaming activities include traditional full service casinos, state or national Indian sponsored lotteries, bingo games, riverboat gaming, small-stakes casino gaming, international gaming, gaming on cruise ships in international waters, and Indian gaming. Other forms of gaming conducted in certain areas of the United States include parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms. Inland Casino has sought to position itself to benefit from the emergence of two major gaming trends: the significant expansion of gaming and the emergence of Indian tribes as major providers of gaming.

     Indian Gaming. Prior to 1981, casino-style gaming in the United States, such as slot machines, blackjack, poker, roulette and craps, was the province of the traditional gaming markets of Nevada and Atlantic City, New Jersey. In 1981, however, the Seminole Tribe of Florida established its right to conduct high-stakes bingo games on its reservation. Bingo is currently conducted by Indian tribes throughout the United States. As bingo games on tribal land expanded, tribes began to offer additional gaming activities, such as draw poker and other card games. Such expanded activities led to litigation regarding the permitted scope of Indian gaming. In 1987, the U.S. Supreme Court ruled that if a state regulates rather than prohibits any form of gaming, Indian tribes have the right to conduct such gaming on Indian land, free of state restrictions.

     Indian Gaming Regulatory Act. In response to this U.S. Supreme Court decision, the United States Congress enacted the Indian Gaming Regulatory Act, 25 U.S.C. Sec. 2701 et seq. ("IGRA") in 1988, which created the National Indian Gaming Commission (the "NIGC") to establish basic regulations and provide some oversight responsibilities for Indian gaming. The IGRA was adopted to promote tribal economic development and self-sufficiency, while attempting to balance these goals with legitimate federal and state regulatory concerns. Due to their generally remote locations, Indian tribes have had few opportunities for economic development and high unemployment has been a significant problem on Indian reservations. Indian casinos have provided tribal members with jobs and revenue for economic development and for construction of schools, health care facilities, and water treatment and sewage systems.

SUMMARY OF INLAND CASINO GAMING AGREEMENTS

     Agreements with the Barona Tribe
     --------------------------------

     The Operations Agreement. Prior to April 1, 1996, the Company provided operational and other services in accordance with the terms and conditions of a certain Gaming Management Agreement dated February 1992, as amended (the "Operations Agreement") with the Barona Tribe, under a grant of authority from the Barona Tribe's General Council. The Operations Agreement was scheduled to expire in February 1999 and established the Company's rights, obligations and duties to the Barona Tribe including the Company's incurrence of a contingent liability for certain obligations of the Barona Casino.

     The Company's revenue was derived from fees based upon a percentage of profits or the excess of revenue over certain expenses, as defined in the Operations Agreement, generated from the gaming operations at the Barona Casino.

     IGRA requires that management contracts must be approved by the NIGC and that an assignment of a management agreement (e.g., from ICP to ICC II, in connection with the Roll-Up Transaction and from ICC II to the Company in connection with the Merger) also must be approved by the NIGC. The Operations Agreement has not been approved by the NIGC. The Agreement was submitted to the Bureau of Indian Affairs (the "BIA") in Riverside, California soon after its execution in February 1992. In April 1992, the BIA's office in Riverside notified the Barona Tribe that it had completed its review and was sending it to the BIA's Sacramento Area Office for approval. In February 1993, the BIA sent the entire package back to the Barona Tribe with a letter to the effect that, since the NIGC had begun to function, the BIA was not going to take further action on any of the various gaming management agreements that it had under submission. In 1993, the NIGC issued a "call" for all gaming Indian tribes to submit their gaming ordinances for approval. The Barona Tribe responded and received such approval. In April 1993, the Barona Tribe, at the request of a Field Representative of the NIGC, submitted the Operations Agreement to such Field Representative for NIGC approval. As of September 30, 1996, the NIGC has not approved or disapproved the Operations Agreement. From February 1992 through March 1996, the Company operated as manager of the Barona Casino under the terms of the Operations Agreement with the Barona Tribe. See "Discussion of Regulatory Matters," under this Item 1 and Item 3. Legal Proceedings, herein.

     On March 27, 1996, the Company entered into a Consulting Agreement with the Barona Tribe with an effective date of April 1, 1996 (the "Initial Consulting Agreement"). In May 1996, the parties recognized that an inadvertent mistake in the provision relating to consulting fees had been made and entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"). The Consulting Agreement, by its terms, relates back to March 27, 1996 and reiterates the April 1, 1996 effective date. Since April 1, 1996, the parties have been operating under the terms of the Consulting Agreement whose terms are more specifically defined in this Item 1 under the caption "Summary of Inland Casino Gaming Agreements -- Agreements with the Barona Tribe -- The Consulting Agreement." Pursuant to the terms of the Consulting Agreement and the related Mutual Release dated as of March 27, 1996, the Operations Agreement was cancelled effective March 31, 1996 and was superseded by the Consulting Agreement with an effective date of April 1, 1996.

     The NIGC does not approve consulting agreements; however, it does review such agreements to determine whether they are management or consulting agreements. If a contract is determined to be a consulting contract, the contract is then forwarded to the BIA for approval.

     In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the NIGC. In May 1996, the NIGC (i) determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval and (ii) forwarded the Initial Consulting Agreement to the BIA. The Company intends to submit the Consulting Agreement to the NIGC and the BIA. Although there can be no assurance that the NIGC will conclude that the Consulting Agreement is not a management agreement, the Company believes that, based upon its prior ruling with respect to the Initial Consulting Agreement, the NIGC will make a similar determination with respect to the Consulting Agreement. In addition, if the BIA determines that the Initial Consulting Agreement and/or the Consulting Agreement is subject to its review there can be no assurance that such Agreements will be approved by the BIA. Failure to approve the Initial Consulting Agreement or the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company. See Notes to Financial Statements, Note A -- Summary of Significant Accounting Policies, 3. Barona Consulting and Operations Agreements, Note G -- Commitments and Contingencies and Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources, herein.

     The Consulting Agreement. Pursuant to the terms of the Consulting Agreement, the Company will (i) consult with and advise the Barona Tribe, members of the Barona Tribal Council and the Barona Tribal Gaming Committee,
(ii) provide technical assistance and training to the employees and staff of the Barona Casino, and (iii) provide other services as may be directed by the Barona Tribe in such areas as organization and administration, financing, planning and development, gaming activities, internal controls, accounting systems and procedures, engineering and maintenance, housekeeping, human resources, marketing and advertising, purchasing, surveillance, security and food and beverage operations.

     The Consulting Agreement provides for an initial term of three (3) years commencing April 1, 1996, with an option to extend the agreement for an additional five-year period. At any time after April 1, 1997, the Barona Tribe may terminate the Consulting Agreement by (i) giving nine months' notice to the Company, during which time the Consulting Agreement will remain in effect, and
(ii) paying the Company $475,000 per month for each month remaining under the initial three-year term. Either party may terminate the Consulting Agreement for
(i) committing or knowingly allowing to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of the Company without the Company's knowledge shall not be cause for termination of the Agreement, as long as the Company repays all sums which may have been stolen or embezzled as soon as the Company becomes aware of the facts or (ii) committing a material breach of any of the Company's representations that adversely affects its ability to carry out its responsibilities under the Agreement. Remedies for breach include the resolution of any serious problems with the Company's performance within 10 days of receipt of notice by the Company, and if the problems are not resolved within 10 days of notice, by the Company's meeting and conferring in good faith with the Barona Tribal Council or the Barona Tribal Gaming Committee to determine what remedial action, if any, is necessary. In addition, disputes arising under the Consulting Agreement and not resolved with the Tribal Council or Tribal Gaming Committee shall be submitted to binding arbitration before the American Arbitration Association in San Diego.

     For its services, the Company receives a monthly base consulting fee of $475,000 and may receive additional consulting fees if certain operating levels are reached by the Barona Casino. Notwithstanding the consulting fees to be paid under the Consulting Agreement, pursuant to its terms, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the distributions received by the Barona Tribe for the twelve month period ended December 31, 1995. In light of such provision, fees paid or payable to the Company may be reduced.

     The Barona Casino relies extensively on electronic video games, including video pull-tab games, video poker, video keno, and video bingo (the "video gaming machines"). Inland Casino does not own any of the video gaming machines. The Company has entered into three leases (each, a "Video Machine Lease" and collectively, the "Video Machine Leases") for the video gaming machines. These agreements are currently in the process of being assigned to the Barona Tribe. To the extent that the Video Machine Leases are "collateral agreements" to the Consulting Agreement within the meaning of IGRA, each Lessor is required to comply with IGRA and its regulations. Neither the Barona Tribe nor Inland Casino have submitted the Video Machine Leases to the NIGC for its approval as "collateral agreements". If these Leases are "collateral agreements" and are not approved, the Barona Tribe's present intention is to replace the video gaming machines.

     Consulting Agreement with the Siletz Tribe
     ------------------------------------------

     In May 1996, the Company entered into a Marketing Consulting Agreement (the "Siletz Agreement") with the Siletz Tribe to provide consulting services to the Chinook Winds Property in Lincoln City, Oregon. Under the terms of the Siletz Agreement, the Company will consult with, provide technical assistance and training and advice to the Siletz Tribe, to members of the Siletz Tribal Council and to the Chinook Winds management and employees, in matters relating to the operation and business activities of the Chinook Winds Property, including marketing administration, advertising and promotion, including special events, entertainment, customer service and casino promotions.

     The term of the Siletz Agreement is a three year agreement which commenced June 1996. At any time after the first full year of the Siletz Agreement, the Siletz Tribe may terminate the Siletz Agreement by giving three months' notice to the Company, during which time the Siletz Agreement will remain in effect, and paying the Company an amount equal to three times the most recent monthly consulting fees paid to the Company.

     Either party may terminate the Agreement for (i) committing or knowingly allowing to be committed any act of theft or embezzlement; (ii) committing a material breach of the Agreement, defined as a failure of either party to substantially perform any duty or obligation required under the Agreement, or
(iii) a material breach of any of the Company's representations or failure to disclose pertinent information that adversely affects its ability to carry out its responsibilities under the Agreement. Remedies for breach include initial dispute resolution with the Siletz Tribal Council and binding arbitration before the American Arbitration Association in Portland, Oregon.

     For its performance of services under the Siletz Agreement, the Company shall receive a monthly base consulting fee of $35,000, and may receive additional consulting fees if certain operating levels are reached by the Chinook Winds Property.

     The Siletz Tribe operates the Chinook Winds Property under the provisions of a Tribal-State Compact with the State of Oregon (the "Siletz Compact"). Since the Siletz Compact permits the Siletz Tribe to offer Class III games, as that term is defined under IGRA, at the Chinook Winds Property, the Siletz Agreement must be reviewed by the NIGC. As of September 24, 1996, the Siletz Agreement has not been submitted to the NIGC for consideration. The Company currently expects the Siletz Agreement to be submitted to the NIGC within the next several months. Accordingly, there can be no assurance that all required regulatory approvals will be granted and no assurance that the Company will qualify as a consultant or vendor to the Siletz Tribe. For a further discussion of the regulatory approval process, including required tribal and state approvals, see "Discussion of Regulatory Matters" in this Item 1, herein.

     In October 1996, the Company advised the Siletz Tribal Council of the Company's intent to terminate the Siletz Agreement pursuant to its terms. The Siletz Agreement contains certain procedural provisions relating to termination events. Accordingly, there can be no assurance that the Company will continue to provide consulting services for the Siletz Tribe.

     Consulting Agreement with the Klamath Tribes
     --------------------------------------------

     In June 1996, the Company entered into a consulting agreement (the "Klamath Agreement") with the Klamath Tribes. The Klamath Tribes plan to build and operate the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The opening date of the facility has not yet been determined.

     Under the terms of the Company's consulting agreement with the Klamath Tribes, the Company will consult with and advise the Tribes, provide technical assistance and training, and provide services as may be directed by the Tribes in such areas as organization and administration, financing, planning and development, gaming activities, internal controls, accounting systems and procedures, engineering and maintenance, housekeeping, human resources, marketing and advertising, purchasing, surveillance, security and food and beverage operations.

     The Kla-Mo-Ya Casino project is to be constructed on a 42-acre site which will be acquired by the Klamath Tribes in fee simple and transferred to the U.S. Government to be held in trust for the benefit of the Klamath Tribes. The estimated total cost of the project, including land acquisition cost of $1,083,000, is $12,347,500, which is to be financed through the issuance of revenue bonds issued by the Klamath Tribes.

     The term of the Klamath Agreement is five years, commencing with the date of opening of the Kla-Mo-Ya Casino. At any time after the first full year of the Agreement, the Klamath Tribes may terminate the Klamath Agreement by giving 30 days' notice to the Company, during which time the Klamath Agreement will remain in effect, and pay the Company an amount equal to 12 times the average consulting fees paid over the past 12 months. The Klamath Tribes will not be required to make these early termination payments if, upon review and investigation, the Company does not meet the criteria necessary to qualify as a vendor to Indian gaming, as determined by the State of Oregon, the Klamath Tribes or the NIGC.

     Either Party may terminate the Agreement for (i) committing or knowingly allowing to be committed any act of theft or embezzlement; (ii) committing a material breach of the Agreement, defined as a failure of either party to perform any duty or obligation required under the Agreement, or (iii) a material breach of any of the Company's representations or failure to disclose pertinent information that adversely affects its ability to carry out its responsibilities under the Agreement. Remedies for breach include initial dispute resolution with the Klamath Tribe's Executive Committee and binding arbitration before the American Arbitration Association in the State of Oregon.

     For services rendered pursuant to the Klamath Agreement, the Company will receive a monthly base consulting fee of $25,000, commencing from the opening of the Kla-Mo-Ya Casino, and will receive additional consulting fees if certain operating levels are reached. From June 1996 through to the opening of the casino, the Company will be reimbursed for its out-of-pocket costs and expenses. Through June 30, and August 31, 1996, the Company incurred approximately $8,000 and $26,000 in costs, respectively, related to the project.

     The Klamath Tribes will operate the Kla-Mo-Ya Casino under the provisions of Tribal-State Compact (the "Klamath Compact") with the State of Oregon. Since the Klamath Compact permits the Klamath Tribes to offer Class III games at its casino, as that term is defined in IGRA, the Klamath Consulting Agreement must be reviewed by the NIGC. The Klamath Consulting Agreement has been submitted by the Klamath Tribes to the NIGC. As of September 30, 1996, neither the NIGC nor the BIA have made any determinations with respect to the Klamath Consulting Agreement. Accordingly, there can be no assurance that all required regulatory approvals will be granted and no assurance that the Company will qualify as a consultant or vendor to the Klamath Tribe. For a further discussion of the regulatory approval process, including required tribal and state approvals see "Discussion of Regulatory Matters" in this Item 1, herein.

     The Kenny Rogers Agreements. In connection with serving its Indian gaming clients, the Company has entered into contracts with Kenny Rogers and his production company for the use of his services in promotional events, commercials and performances at the Barona Casino and at the Chinook Winds Gaming and Convention Center and in connection with other potential Indian gaming clients of the Company.

COMPETITION

     Inland Casino provides consulting services for the Barona Casino which operates in an intensely competitive gaming industry. The Barona Casino competes directly with two other casinos in the San Diego area located on Indian reservations, the Sycuan Band of Mission Indians (the "Sycuan Tribe") and the Viejas Band of Kumeyaay (Mission) Indians (the "Viejas Tribe"). In addition, there are a total of 17 Indian tribes in San Diego county and at least two of those tribes plan to open casino operations in the near future. Also, to at least some extent, the Barona Casino's operations compete with Indian gaming operations in other parts of the State of California, especially in southern California. Currently, there are Indian gaming operations in the California counties of San Diego, Riverside, Tuolumne, Colusa, Lake, Amador, Shasta, Yolo, San Bernardino,

Santa Barbara, Fresno and Humboldt. In addition, the Barona Casino's operations compete with facilities in Nevada, Atlantic City, New Jersey and other parts of the world, and with national or state-sponsored lotteries, a proposed national Indian sponsored lottery, on- and off-track wagering, card club casinos, riverboats, other Native American gaming ventures, and other forms of legalized gambling. Competition is likely to increase as Indian and other forms of gaming continue to expand.

     The Company provides marketing consulting services to the Siletz Tribes and the Chinook Winds Casino in Lincoln City, Oregon, which is approximately 90 miles south of Portland, Oregon, and competes in roughly the same market area as the Grand Ronde Tribe's Spirit Mountain Casino, which is closer to Portland, Oregon. The Company also provides consulting services to the Klamath Tribes. The Klamath Tribes plan to build and operate the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The planned Kla-Mo-Ya Casino will compete in roughly the same market area as the Cow Creek Casino in Canyonville, Oregon. Both Oregon properties compete or will compete with as many as six or more Indian gaming operations in Oregon, as well as the Oregon State-run lottery, and with gaming facilities in Nevada, California and other states with casino and other gaming facilities, including cardrooms and race tracks.

     Inland Casino competes with other consulting and other management companies for casino clients. Most of Inland Casino's competitors have significantly greater financial resources than Inland Casino. Currently, gaming management companies from Nevada have not been active in managing Indian gaming operations in California. However, certain operators have negotiated agreements with Indian tribes located in California and it is anticipated that if a tribal-state compact is reached or if legislation or legal actions clarify the scope of allowed gaming activities at the Barona Casino, there will be significantly more competition for Inland Casino from other casino management companies. In addition, more Indian tribes may choose to develop and manage their casinos without engaging a management or consulting company. If and when Inland Casino develops any Indian gaming casinos in the future, such new casinos also may compete with other casinos constructed in the future, including casinos that are parts of national or regional chains. Such chains, or other casino development or management companies may have greater financial resources and personnel with more experience than Inland Casino. Competition in the future also may be affected by (i) periodic over-building, which can adversely affect patronage levels; (ii) changes in regional and local market conditions; (iii) changes in regional and local population and disposable income characteristics; and (iv) changes in travel patterns and preferences.

     The Indian gaming industry competes with other forms of gaming, including low-stakes bingo games operated by non-profit organizations and pull-tab games; sports betting; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; state sponsored lotteries; and international gaming in Mexico and gaming on cruise ships in international waters. One consequence of the growth in Indian gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Indians. Several states, other than California, have approved or are considering approval of non-Indian, land-based casinos; riverboat gaming; or dockside casinos. Increased support also is present in a number of states for approval of video gaming machines for bars, restaurants and resorts. In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. Depending on the extent that these other forms of entertainment and non-Indian gaming affect the demand for Indian gaming, the opportunities Inland Casino has to manage Indian gaming casinos and participate in Indian casino development projects may be adversely affected.

MARKETING AND SALES STRATEGIES

     Inland Casino markets its services as a consultant to the gaming industry and to prospective Indian gaming clients through continuing personal contact with industry and tribal leaders, media advertising, sponsorships, attendance at industry conferences and presentations of the Company's qualifications and credentials.

     In its role as consultant, the Company develops marketing and sales strategies for its clients, including innovative promotional programs and focused marketing efforts, which together with significant media advertising programs emphasize special events, entertainment, casino games offered, food specials, and special drawings for casino customers. To promote repeat business, the Company also assists its clients in ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual and value-oriented atmosphere. Although perceived value attracts casino customers initially, actual value generates customer satisfaction and loyalty. The Company believes that actual value becomes apparent during the customer visit through an enjoyable and high-quality entertainment experience.

RESEARCH AND DEVELOPMENT

     The Company expended $172,000 during Fiscal 1996 with third-party vendors in the development of hardware and software for proposed new video lottery terminals primarily for sale to existing and prospective Indian gaming clients. The Company did not expend any amounts on research and development activities in Fiscal 1995.

EMPLOYEES

     As of June 30, 1996, Inland Casino had 25 full time employees.

DISCUSSION OF REGULATORY MATTERS

     General Regulatory Background of Indian Gaming. The operation of any type of gaming casino on Indian land is subject to extensive Federal, state and tribal regulation. The current regulatory environment regarding Indian gaming is evolving rapidly. Changes in federal, state, or tribal law or regulations may limit or otherwise affect Indian gaming and could therefore have a material adverse effect on the operations of Inland Casino.

     Gaming on American Indian reservations is governed by IGRA. One of the Congressional purposes in enacting IGRA was to provide a statutory basis for the operation of gaming by Indian tribes as a means of promoting tribal economic development, self sufficiency, and strong tribal governments; to provide a statutory basis for the regulation of gaming by an Indian tribe adequate to shield it from organized crime and other corrupting influences; to ensure that the Indian tribe is the primary beneficiary of the gaming operations; and to assure that gaming is conducted fairly and honestly by both the operator and players.

     IGRA also is subject to judicial and legislative clarification or amendment. IGRA established the NIGC to regulate Indian gaming. The NIGC has the power to (i) monitor Class II gaming conducted on Indian lands; (ii) inspect and examine all premises located on Indian lands on which Class II gaming is conducted; (iii) conduct or cause to be conducted such background investigations as may be necessary; (iv) inspect, examine, photocopy and audit all papers, books and records respecting gross revenues of Class II gaming conducted on Indian lands; (v) hold such hearings, sit and act at such times and places, take such testimony, and receive such evidence as the NIGC deems appropriate; and
(vi) promulgate such regulations and guidelines as it deems appropriate to implement the provisions of IGRA. The NIGC collects an annual fee on each Class II gaming activity regulated by it, ranging from 0.5% to 2.5% of the first $1,500,000 of gross revenues and up to 5% of the gross revenues from each activity in excess of the first $1,500,000.

     IGRA categorized gaming activities as Class I, Class II and Class III activities. Class I gaming is defined as social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as a part of, or in connection with, tribal ceremonies or celebrations. Included within Class II gaming are (i) bingo (whether or not electronic, computer, or other technologic aids are used) including (if played in the same location) pull-tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, and (ii) card games that are explicitly authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, but only if such card games are played in conformity with those laws and regulations (if any) of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (i) any banking card games, including baccarat, chemin de fer or blackjack, or (ii) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all forms of gaming that are not Class I or Class II gaming.

     The Chairman of the NIGC has the authority to levy and collect appropriate civil fines, not to exceed $25,000 per violation, against the tribal operator of an Indian game or a management contractor engaged in gaming for any violation of any provision of IGRA. The NIGC also may impose federal criminal sanctions for illegal gaming on Indian Land and for theft from Indian gaming facilities. The Chairman also has the power to order temporary closure of an Indian gaming operation for substantial violation of the provisions of IGRA, or of tribal regulations, ordinances or resolutions approved in connection with the applicable provisions of IGRA. After a temporary closure order, the Indian tribe or management contractor involved has a right to a hearing before the NIGC to decide whether the NIGC will order a permanent closure of the gaming operation.

     IGRA provides that an Indian tribe may engage in, or license and regulate, Class II gaming on Indian lands within such tribe's jurisdiction if (i) such Indian gaming is located within a state that permits such gaming for any purpose by any person, and (ii) the governing body of the Indian tribe adopts an ordinance or resolution which is approved by the Chairman of the NIGC. Net revenues received by the Indian tribe may not be used for purposes other than to
(i) fund tribal government operations or programs; (ii) provide for the general welfare of the Indian tribe and its members; (iii) promote tribal economic development; (iv) donate to charitable organizations; or (v) help fund operations of local government agencies.

     Any Indian tribe which operates a Class II gaming activity and which (i) has continuously conducted such activity for a period of not less than three years, including at least one year after 1988; and (ii) has otherwise complied with the applicable provisions of the IGRA may petition the NIGC for a certificate of self-regulation. The NIGC will issue a certificate of self-regulation if it determines that the Indian tribe has, among other items,
(i) conducted its gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (ii) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecution of violation of its gaming ordinance and regulations. An Indian tribe may enter into a management contract for the operation and management of a Class II gaming activity but the Chairman of the NIGC must approve the contract.

     Unlike Class II gaming, an Indian tribe can only engage in Class III gaming if it enters into a tribal-state compact with the state in which its gaming will take place, or agrees to abide by a set of regulatory rules obtained from the Secretary of the Interior after a federal court has determined that a state has not negotiated with the Indian tribe in good faith, has declared that a specific compact should be executed, and the state has refused to do so.

     Contracts to manage Class III gaming activities must be approved by the NIGC under rules nearly identical to those applicable to Class II management contacts. Of particular significance are the statutes and regulations regarding approval of Class II and Class III management contracts which place limitations on the amount of any management fee which is based on a percentage of the operation's net revenues from gaming. See Summary of Inland Casino Gaming Management Agreement and Required Approval by Indian Gaming Commission of the Agreement, herein.

     Under IGRA, Indian tribal governments have primary regulatory authority over gaming on Indian land within the Indian tribe's jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including Inland Casino, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with the IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Indians. However, the civil remedies imposed by such tribal government regulations, if otherwise valid, will apply to Inland Casino and its employees. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, recordkeeping and auditing of the tribe's gaming expenses; the use of the revenues from such gaming, and the protection of the environment and the public health and safety.

     In October 1993, the General Council of the Barona Tribe enacted and adopted a Gaming Ordinance (the "Ordinance"), authorizing, among other things, Class II and Class III gaming operations at the Barona Reservation, in accordance with NIGC regulations. The Ordinance was approved by the NIGC in February

1994. The Barona Tribe is required by the Ordinance to conduct a background investigation of each of its key employees and management officials employed by the Barona Casino, and a report concerning the background investigation and the Barona Tribe's determination of eligibility of each such individual must be sent to the NIGC. The Company, its officers, key employees, directors and shareholders holding 10% or more of the Company's common stock (collectively, "Principals") are subject to these background investigations. Unless the NIGC has an objection, an individual may be licensed as a key employee or management official of the Barona Casino by the Barona Tribe. Any license so granted may be suspended if the Tribe receives information from the NIGC that an individual is not eligible for employment. The Barona Tribe has licensed all key employees and management officials for ICP, and is in the process of completing such investigation with respect to Principals of Inland Casino. No licenses have been suspended or revoked. For a discussion of the similar investigation and licensing requirements with respect to the Oregon tribes, see "Discussion of Regulatory Matters -- Effect of Regulation on Existing Gaming
Activities -- Gaming Activities in Oregon" in this Item 1, herein.

     In furtherance of its responsibilities, the NIGC has issued a series of formal regulations as well as several informal "bulletins" which address implementation of IGRA. The NIGC's rules and directives, together with IGRA and cases decided under it, the tribal gaming ordinance, and the provisions of any applicable tribal-state compact, provide the regulatory framework for gaming on the Barona reservation.

     Required Approval of Management and Consulting Agreements. IGRA provides that an Indian tribe may enter into a contract for the management or operation of Class II or Class III gaming activity if such contract has been submitted to, and approved by, the NIGC. IGRA also prohibits a management company from operating a casino on Indian land without first having its management contract approved by the NIGC.

     The Chairman of the NIGC (or his designee), after notice and hearing, has the authority to require contract modifications or may void any contract if he makes certain findings of violations. In addition, pursuant to the regulations under IGRA (the "Regulations") management agreements that have not been approved by the Secretary of the Interior or the Chairman of the NIGC in accordance with the Regulations may be deemed void.

     The NIGC does not approve consulting contracts; however the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded by the NIGC to the BIA for approval.

     The regulations under the IGRA (the "Regulations") incorporate and elaborate upon the contract review requirements imposed by the IGRA. Under IGRA, a management contract can be approved only after the appropriate federal authority determines that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term. No contract term shall exceed five years, and no fee in excess of 30% of Net Revenues may be approved unless the NIGC is satisfied that a "very substantial capital investment" will be made by the management contractor, in relation to the size, cost, location and income projections for the project.

     Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

     The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Indian gaming management companies, gaming equipment suppliers and certain lenders to Indian gaming operations. Key employees are defined by the Regulations, and all such persons must provide extensive personal background information to the NIGC, including a credit bureau report and financial statement for each of the past 10 years, and the fingerprints of each such person must be submitted to the Federal Bureau of Investigation before a management contract involving such persons may be approved by the NIGC. The NIGC will not approve a management company and may void an existing management contract if an officer, director, key employee or an interested party of the management company is (i) an elected member of the Indian tribal government that owns the facility being managed; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. The Regulations incorporate and elaborate upon these requirements and provide that a management contract shall be terminated if certain persons, who are not clearly identified, are convicted of any felony or misdemeanor offense after the contract becomes effective, or if Inland Casino has attempted to unduly influence any decision or process of tribal government.

     Even after a management contract has been approved, the NIGC has the authority to void the contract if an interested party engages in certain activities, including refusing to respond to inquiries of the NIGC, or, in the opinion of the NIGC, has a reputation that enhances the possibility of unsuitable activities in gaming. Inland Casino's Amended and Restated Articles of Incorporation provide that in the event that an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which Inland Casino is a party, such interested party shall be required to divest all of Inland Casino's stock owned by him or her within a 90 day period. If the interested party is unable to sell such stock within this period, Inland Casino must repurchase it at a designated purchase price below the fair market value of such stock. As a public company, Inland Casino will be limited in its ability to regulate who its stockholders may be. In the event that Inland Casino cannot purchase such shares, whether for financial reasons or because such interested stockholder refuses to sell his shares to any party, including Inland Casino, and the NIGC, as a result of such interested stockholder's actions, denies approval of, or seeks to void the Agreement or other agreements, such action by the NIGC would have a material adverse effect on Inland Casino.

     Federal and State Laws Other than IGRA. In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Indian land are subject to a number of other federal statutes, including the Assimilative Crimes Act, which imposes federal criminal penalties for the violation of state laws on Indian reservations, and the Johnson Act, which imposes federal criminal penalties for the operation of mechanical gambling devices on Indian reservations. If gaming activities on Indian land are in compliance with IGRA, neither the Assimilative Crimes Act nor the Johnson Act, nor any state criminal or civil law, will operate to impose penalties on such activities. However, if gaming activities on Indian land do not comply with the provisions of IGRA, the provisions of the Assimilative Crimes Act, the Johnson Act and other federal and state law may impose criminal and civil penalties on such activities. In addition, the Treasury Department has adopted new regulations under the Bank Secrecy Act which apply specifically to Indian gaming operations. These regulations impose federal criminal penalties for the violation of federal regulations requiring the reporting of information on unusual or large cash transactions. The Barona Casino and the Chinook Winds Property have implemented procedures and programs to comply with these new regulations. It is anticipated that prior to its opening, the Kla-Mo-Ya Casino will have in place such appropriate procedures and programs.

     Indian Nation Sovereignty. Indian tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, there is a limited waiver of sovereign immunity in each of the Company's consulting agreements with respect only to suits by Inland Casino to enforce such agreements.

     Effect of Regulation on Existing Gaming Activities
     --------------------------------------------------

     Gaming Activities in California. The Barona Tribe's governmental system consists of two layers, the Tribal Council and the General Council. The Tribal Council consists of elected representatives who manage the day-to-day operations of the Tribe and its land. The General Council consists of all of the members of the Barona Tribe. The Barona Tribal Council has appointed a gaming commission (the "Barona Gaming Commission"), which reports to the Tribal Council, to supervise the day-to-day operations of the gaming activities on the Barona Tribe's land. The Barona Tribe has undertaken substantial responsibilities as managers of the Barona Casino and has established policies and procedures for casino operations to safeguard the assets of the Barona Tribe.

     Inland Casino provides consulting services to the Barona Tribe for the operation of the Barona Casino which includes, among its gaming activities, various forms of electronic gaming devices. Under NIGC regulations, certain electronic games may be deemed to be "electronic facsimiles" of games of chance or slot machines; as such they are defined as Class III gaming and must be subject of a tribal-state compact to be legally used on Indian lands. In Cabazon Band of Mission Indians v. National Indian Gaming Commission, 14 F.3d 633 (D.C. Cir., 1994), the Court agreed with the NIGC that an electronic pull-tab game played using computers and video screens (the "Video Pull-Tab Game"), a game similar to electronic games in use at the Barona Casino, to be a Class III game.

     Accordingly, some of the Barona Casino's electronic games could be deemed to be Class III electronic facsimiles or slot machines. If so, those games, to be lawful under IGRA, must be of the kind permitted by California law and be subject to a tribal-state compact. The Barona Tribe has no such compact with the state. Accordingly, if it is finally determined that any of the electronic video gaming devices operated at the Barona Casino are Class III machines, the Barona Tribe has expressed its intention to convert them into, or replace them with, video display paper pull-tab dispensing machines which will qualify as Class II machines and can be operated without a tribal-state compact.

     The Barona Casino's continuing operation of video pull-tab or other electronic games (except for traditional bingo played with certain electronic and technologic aids), if deemed illegal, could lead to monetary sanctions and closure of the Barona Casino by the NIGC and criminal sanctions and confiscation of equipment by the U.S. Attorney. Because of other pending litigation that could decide the legality of the Barona Tribe's gaming activities (e.g., Rumsey Indian Rancheria of Wintun Indians v. Wilson, discussed below) and based upon the verbal agreement described below and entered into between the Barona Tribe, two other San Diego County Indian tribes and Alan Bersin, the U.S. Attorney for the Southern District of California, Inland Casino believes that the parties' rights will be determined through discussion and civil litigation before resort is made to criminal prosecution. Nevertheless, no assurances can be given that the attempts by various federal agencies, such as the NIGC or the Department of Justice, to invoke one or more of the various sanctions described above, will not be made without warning.

     In at least one criminal case recently brought against a management company, United States v. E.C. Investments, 77 F.3d 327 (9th Cir., 1996), the Ninth Circuit Court of appeals reversed the District Court's dismissal of the indictments against the management company and certain of its principals, holding that violation of the state law (in this case, California's prohibition against the use of slot machines) may serve as the predicate offense for federal prosecution of gambling activities in Indian Country that are in violation of state law. The case, which was remanded to the District Court for further proceeding, is significant because the electronic games in question are similar to those used by the Barona Tribe at the Barona Casino. Also, there is the possibility that any interested party could bring a civil action under the federal racketeering and corrupt organization laws.

     There also may be a question concerning whether "Jokers Wild 21," a form of blackjack with a player bank currently being played at the Barona Casino is a Class II or Class III game. Inland Casino and the Barona Tribe take the position that it is a Class II game and can be operated by a tribe without a tribal-state compact. If it is a Class III game, then a tribal-state compact would be required. The NIGC recently issued an advisory opinion to the Pascua Yaqui Tribe in Arizona, in connection with a review of a game called "Arizona 21," indicating that IGRA classifies all types of "banked" card games, whether house banked or player banked, as Class III games. The NIGC also indicated that it intends to propose amendments to the Regulations with respect to banking games to provide it with greater enforcement powers to enforce the Regulations. The advisory opinion is not directly binding on the Barona Tribe, but it may represent the position that the NIGC would take with respect "Jokers Wild 21." The NIGC has asked the California Indian tribes to send it written comments concerning the manner in which banked and non-banked card games should be treated. The NIGC may also propose additional regulations further defining these issues.

     Inland Casino takes the position that "Jokers Wild 21" is a Class II game for several reasons, including the position that the term "banking game" as used in IGRA for Class III games and as used in the California Penal Code refers only to a "house banking" game, and "Jokers Wild 21" is not a house banking game. Based on the foregoing, Inland Casino believes "Jokers Wild 21" is a Class II game which may be played without a tribal-state compact. There can be no assurance, however, that a court or the NIGC would come to the same conclusion. If "Jokers Wild 21" is determined to be a Class III game, it could not be offered at the Barona Casino without a compact with the State of California. Further, the playing of Jokers Wild 21 without a compact could cause regulatory sanctions or criminal penalties to be imposed against the Barona Tribe and/or Inland Casino.

     Several lawsuits could materially affect gaming on the Barona reservation.

     Cabazon Band of Mission Indians v. National Indian Gaming Commission, 14 F.3d 633 (D.C. Cir., 1994). As noted above, the NIGC has determined that at least one form of gaming, the Video Pull-Tab Game, which is not currently in use at the Barona Casino but is substantially similar to some of the electronic games being utilized there, falls within Class III and must be regulated under a tribal-state compact. The Court of Appeals for the District of Columbia upheld the NIGC's determination and the U.S. Supreme Court refused to grant a writ of certiorari, the effect of which was to affirm the lower court ruling that the Video Pull-Tab Game is a Class III gaming device.

     Sycuan Band of Mission Indians v. Roache, 54 F.3d 535 (9th Cir., 1994). In 1991, sheriff's deputies with search warrants from the San Diego Municipal Court raided the Barona, Sycuan, and Viejas tribes' gaming centers in San Diego County. None of ICC I, ICC II, or ICP managed the video gaming operations of Barona Casino at the time of the raid. The deputies seized gaming machines, cash and records and the district attorney commenced prosecutions of four persons employed in the gaming operations. The Indian tribes brought actions in the U.S. District Court for the Southern District of California for declaratory relief and injunctions against the state prosecutions. The district court granted declaratory and injunctive relief in favor of the Indian tribes declaring that the county officials were precluded by IGRA from executing warrants and prosecuting the tribal gaming officials. The district court also held that the federal government has exclusive power to enforce any violation of IGRA on Indian land. Further, the court found that the confiscated video "pull-tab" machines were "electronic facsimiles" of games of chance and hence were Class III gaming devices that could be lawfully operated only if authorized by a tribal-state compact and that no such compact was in place between the State of California and any of the tribes. On appeal, the Court of Appeals for the Ninth Circuit affirmed the district court's decision and the U.S. Supreme Court refused to grant certiorari, thereby affirming the holdings of both lower courts. While the Barona Casino's electronic video gaming devices are not the same as those which were the subject of Sycuan, based on the court's reasoning, the video gaming devices are likely to be classified as Class III operations under IGRA.

     Rumsey Indian Rancheria of Wintun Indians v. Wilson, 64 F.3d 1250 (Aug. 11,
1995), amending 41 F.3d 421 (Nov. 15, 1994). In Rumsey, the Barona Tribe and other Indian tribes filed a declaratory judgment action in the United States District Court for the Eastern District of California seeking a determination that certain electronic and casino style card games, all acknowledged by the tribes and the state to be Class III games, were permitted under California law and hence that the state was required to negotiate a compact with the tribes for such gaming activities. The Court of Appeals for the Ninth Circuit held that with the possible exception of slot machines in the form of video lottery terminals, such games were prohibited. The limited question of whether California permits the operation of slot machines in the form of the state lottery or otherwise was remanded to the district court for consideration. However, by the appellate panel's order in December 1995, a final disposition and mandate in Rumsey will not issue until after the court considers the impact of the California Supreme Court's recent decision in Western Telcon v. California State Lottery, discussed below.

     Western Telcon, Inc. v. California State Lottery, 13 Cal. 4th 475 (1996). In Western Telcon, the California Supreme Court held that a form of keno conducted by the California State Lottery was a house-banked game and not a lottery and hence was not authorized by the California State Lottery Act. In its decision, the court did not address the positions presented by the plaintiffs and the intervener, California-Nevada Indian Gaming Association, that the keno game involved slot machines and that the Lottery Act granted the California State Lottery a complete exemption from the anti-gaming provisions of the California Penal Code. A ruling that the game involved slot machines or a form of electronic gaming authorized by the Lottery Act would have been favorable to Indian tribes seeking, via Rumsey, a declaration that the state is required by IRGA to enter into a tribal-state compact governing electronic gaming on tribal lands. On the other hand, the court noted that the California State Lottery (and hence by implication, Indian tribes operating with tribal-states compacts) could legally conduct keno or other numbers game, using video terminals and on-line computers, provided the games are structured as lotteries rather than house-banked games.

     Because the ruling in Western Telcon is so recent, it is too early to determine what action the Rumsey litigants will take or what impact Western Telcon will have on Rumsey. Following the Ninth Circuit's decision, the Indian tribes may appeal Rumsey to the United States Supreme Court, thus further delaying final resolution of the case.

     If the Indian tribes lose the appeals and if the electronic video gaming devices and/or "Jokers Wild 21" are deemed to be Class III gaming activities, such activities could be found to be unlawful because there is no tribal-state compact between the Barona Tribe and the State of California. Also, it might be determined that such activities are beyond the scope of what the State of California can be compelled to include in a tribal-state compact. If this were to occur, there would be little likelihood that the State of California would agree to such gaming activities in a compact. This could have a material adverse effect on the business and financial condition of Inland Casino.

     The significance of the uncertainty of result in Rumsey is reflected in the standstill agreements of 1994 between the U.S. Attorney for the Southern District of California and the three Indian tribes in that district, including the Barona Tribe, which are currently conducting large-scale gaming enterprises which may be affected by an adverse ruling from the Rumsey court. See "Discussion of Regulatory Matters -- Verbal Agreement with U.S. Attorney for the Southern District of California," herein.

     Seminole Tribe v. Florida, 116 S. Ct. 1114 (1996), aff'g 11 F.3d 1016 (11th Cir., 1994). Section 11(d)(7)(A)-(B) of IGRA authorized a tribe to bring civil suit in federal district court if a state refused to negotiate in good faith a tribal-state compact governing Class III gaming on the tribe's land. If the tribe prevailed, the court could order the state to conclude a compact within 60 days and if a compact was not concluded within that time, a court-appointed mediator would select either the tribe's or the state's last best offer. If the state did not consent to the selected offer within 60 days, the Secretary of the Interior could prescribe procedures, consistent with the selected offer, IGRA, and state law, under which the tribe could conduct such gaming.

     In Seminole, the U.S. Supreme Court, citing the states' immunity from suit by private parties in federal courts under the Eleventh Amendment, held that Congress lacked the power under the Indian Commerce Clause of the U.S. Constitution to authorize such suit. This leaves open the question whether, when a state refuses to negotiate in good faith and to consent to federal jurisdiction, a tribe may proceed directly to the Secretary of Interior. The Eleventh Circuit so held in Seminole, 11 F.3d at 1029, cert. denied, 116 S. Ct. 1416 (1996), a holding which the Supreme Court declined to review.

     Given the uncertainties as to the Barona Tribe's remedies if the State of California fails to negotiate a compact in good faith, it is unclear if or when the Tribe will be able to secure a compact or to obtain procedures for Class III gaming from the Secretary of the Interior.

     California v. Monteau, No. S-96-797-LKK (E.D. Cal.). In this pending action, the State of California seeks to enforce an allegedly nondiscretionary duty on the part of the NIGC and its Chairman, Harold Monteau, to issue orders of temporary and permanent closure to the various tribal gaming operations in California where electronic machines or house-banked card games are allegedly being used or conducted. If the state prevails and the NIGC in response temporarily or permanently closes any of the Barona Casino's electronic gaming activities, the business and financial condition of Inland Casino could be materially and adversely affected.

     Verbal Agreement with U.S. Attorney for the Southern District of California. On June 30, 1994, Alan Bersin, the U.S. Attorney for the Southern District of California (which includes San Diego), issued a public announcement that the Barona, Sycuan, and Viejas tribes had entered into a verbal agreement with him. The agreement provides that the tribes will refrain from adding gaming devices at their respective casinos until all Ninth Circuit appeals are finally resolved in Rumsey, Sycuan, and Cabazon(of which only Rumsey is still being litigated) or until a tribal-state compact or amendment to IGRA specifically allows such devices. In return, Mr. Bersin promised not to take any enforcement action against the tribes. Despite the Ninth Circuit ruling in Rumsey described above, Mr. Bersin announced that he will not immediately force the tribes to remove their electronic video gaming devices. Instead, he indicated he plans no action until the matter is finally resolved in the courts. Although no document was signed to evidence this agreement, Mr. Bersin sent a letter dated October 5, 1994 to the Barona Tribe confirming the existence of the standstill agreement. Inland Casino is not a party to the verbal agreement and receives no direct protection from the standstill agreement, but the Company believes that it has been and will continue to be an indirect beneficiary of the standstill agreement. Furthermore, by entering into the verbal agreement, the Barona Tribe has stated that it will remove the electronic gaming machines if they are found to be illegal. Such removal could have a material adverse effect on the business and financial condition of Inland Casino. While the Barona Tribe and the management of Inland Casino believe that they can rely on the personal word of Mr. Bersin, he is under no legal obligation to honor this agreement, and either he or his successor, if any, could change his mind at any time. Any such change could lead to the enforcement actions referred to above.

     Gaming Activities in Oregon. Tribal gaming in Oregon is governed by compacts negotiated between the state and each Indian tribe, pursuant to IGRA. IGRA, together with the compacts, provides the substantive body of gaming law in Oregon.

     Since 1992, Oregon has negotiated Class III Tribal-State Compacts with the following tribes: the Cow Creek Band of Umpqua Tribe of Indians, the Confederated Tribes of the Umatilla Indian Reservation, the Confederated Tribes of the Grand Ronde Community of Oregon, the Coquille Indian Tribe, the Confederated Tribes of Coos, Lower Umpqua and Siuslaw Indians, the Klamath Tribes, the Confederated Tribes of the Warm Springs Reservation of Oregon, and the Siletz Indian Tribe. All such compacts have been approved by the Secretary of the Interior.

     A compliance audit is conducted annually by the Oregon State Police. In addition, a tribe's tribal gaming commission monitors compliance with both the compact and federal gaming law.

     Oregon has no statutory approval process, nor is there an independent gaming commission charged with negotiating tribal compacts. Instead, negotiations are conducted through the Governor's office in consultation with the Attorney General. The same procedure applies for formal amendments to compacts.

     Each tribal compact in Oregon is separately negotiated between the tribe and the state. While there are differences among Oregon's compacts, they tend to be similar in most significant respects. The Klamath Compact includes a reciprocity provision that provides for automatic amendments when the state agrees to amend the compacts of certain other tribes. For example, when the Siletz Tribe successfully negotiated to add blackjack to its gaming offerings, the Klamath Tribes were entitled to amend their compact accordingly.

     Oregon's compacts typically set forth licensing requirements and procedures affecting prospective consulting or management companies. The Klamath Tribes are presently awaiting a determination by the NIGC that their contract with the Company is for consulting, and not management services. Once received, the Klamath Tribes may proceed with the licensing without the need for NIGC approval. As stated above, the Siletz Agreement has not yet been submitted by the Siletz Tribe to the NIGC.

     For both the Klamath and Siletz Tribes, the tribe's tribal gaming commission coordinates the licensing process in cooperation with the state, and ultimately is responsible for the licensing decision. This process includes a background investigation of the entity under consideration, including its key employees. The investigation is conducted by the Tribal Gaming Unit of the Oregon State Police (the "OSP"). Based on its findings, the OSP will make a licensing recommendation with regard to approval. Disagreements are resolved under compact procedures. As of September 30, 1996, the Company has not been licensed in the State of Oregon.

     Pending Legislation
     -------------------

     Legislation is pending before Congress and the California state legislature which could either limit or redefine the scope of gaming activities permitted on Indian reservations. It is unclear whether any of the bills described below or any amendment or substitution for such bills will be passed by Congress or the California legislature. Further, it is unclear what, if any, effect these bills will have on the gaming operations of the Barona Tribe. Some of the proposed legislation might, if passed in the proposed form, have an adverse effect on the operations at the Barona Casino and upon the financial condition and operations of Inland Casino.

     Federal. Legislation is pending before Congress which could limit the scope of gaming activities permitted on Indian reservations to that which is expressly authorized under state law. Although the retroactive effect on Indian tribes cannot be determined, Indian tribes which do not now have a compact for electronic or casino type gaming, such as the Barona Tribe, could be seriously limited in the scope of activities which might be permitted under new legislation.

     Other bills have been introduced to Congress and each of those bills would create a federal commission to review national policies toward gambling in light of the expansion of the gaming industry in general and the Indian gaming industry in particular. Also, Senators McCain and Inouye have introduced a bill to comprehensively amend and broaden IGRA. This bill would, among other things, clarify that electronic video gaming devices are Class III gaming activities and would provide certain procedural and timing requirements for the negotiation of tribal-state compacts, including a procedure by which the Secretary of the Interior could approve a compact that meets the requirements of IGRA after both the Indian tribe and the state present their respective positions concerning the proposed compact.

     It is unclear whether any of the bills currently pending or any amendment or substitution for such bills will be passed by Congress. Such legislation could, if passed, however, have an adverse effect on the operations at the Barona Casino and upon the financial condition and operations of Inland Casino.

     State. In the most recent legislative session of the California legislature, which concluded in early September 1996, there were numerous bills which could have had an effect on gaming activities in general and Indian gaming activities in particular within the State of California. Several of these bills contained the objective of establishing a new centralized government entity, the California Gaming (or Gambling Control) Commission, to regulate gambling in the State of California. One bill would have allowed race tracks, as publicly traded corporations, to operate cardrooms. Another of the pending bills would have designated the Governor as responsible for negotiating and executing compacts. Another bill would have specifically allowed player banked games. Other bills would provide the opportunity for Indian tribe exclusivity with respect to video display terminals. In addition, other bills addressed non-Indian gaming such as horse racing, the California lottery, gaming clubs and non-Indian bingo games, but each of these bills could have had an effect on Indian gaming activities either directly or indirectly.

     In early September 1996, Governor Wilson of the State of California announced that his administration would begin negotiations with non-gaming tribes to create a compact for Indian gaming in California. The negotiations are to begin in October 1996 with participation by Indian tribes, the Governor's staff and the staff of the Attorney General for the State of California. If compacts are eventually completed, negotiations with tribes with gaming operations may follow. However, the Governor has held the position that he would not negotiate with tribes operating what were, in his opinion, "illegal machines." While the Company does not believe that the Barona Casino is operating "illegal machines," compact negotiations with the Governor's staff may be deferred, delayed indefinitely, or never completed. If the Barona Tribe agreed to remove its video machines to begin such compact negotiations, the corresponding reduction in revenue at the Barona Casino would have a material adverse effect on the financial condition of the Company.

     The Company expects that legislation involving gaming activities in general and Indian gaming activities in particular will continue to be introduced (or reintroduced, as the case may be) in the California legislature including some or all of the above-referenced legislation. It is unclear whether any of these bills or any amendment or substitution for such bills will be passed by the California legislature at any time in the future. Further, it is unclear what, if any, effect these bills, if passed, will have on the gaming operations of the Barona Tribe. However, it is possible that legislation might, if passed, have an adverse effect on the operations at the Barona Casino by limiting the amount and/or type of gaming activities which could be offered or by increasing the amount of competition from non-Indian gaming activities. Any of these could have an adverse effect upon the financial condition and operations of Inland Casino.

     To the knowledge of the Company, there is no pending legislation in Oregon relating to Indian gaming.

     Conclusion Concerning Indian Gaming Regulation
     ----------------------------------------------

     The State of California has prohibited privately run lotteries and any banking or percentage game played with cards, dice or any device, for money, checks, credit or other items of value. Slot or card machines have been deemed illegal in the State of California. Every district attorney, sheriff, constable and police officer in the State of California may prosecute offenders of gaming prohibitions, although no enforcement by state or local officials can occur on Indian land. As discussed above, if a particular gaming activity is prohibited in a state, it cannot be operated on an Indian reservation absent a tribal-state compact. It is unclear whether some of the gaming activities conducted at the Barona Casino are Class II or Class III gaming activities. If they are deemed to be Class III games, they are unlawful absent a Tribal-State Compact. However, since tribal gaming is relatively new, many Federal and state laws, rules and regulations affecting such operations have not as yet been finally interpreted by authorities. The ambiguity is magnified because the State of California has refused to enter into a compact with the Barona Tribe as permitted under IGRA. A compact would help clarify and resolve much of the uncertainty enveloping tribal gaming; however, with the exception of the recent limited expression of interest noted above, the State of California has refused to negotiate such a compact with any of the Indian tribes located in the State of California. Whether or not a compact is ever signed between the Barona Tribe and the State of California, there is no assurance that either the NIGC or the State of California will ultimately agree with management of Inland Casino that certain gaming activities currently conducted at Barona Casino are permissible. A finding that certain gaming activities are impermissible could have a material adverse effect on the operations of Barona Casino and upon the financial condition of Inland Casino.

     There are significant civil and criminal penalties associated with operating gaming activity on the Barona Tribe's Indian Reservation otherwise than in strict compliance with relevant law and judicial interpretation thereof. These penalties may be imposed on both the Barona Tribe and Inland Casino, and are generally described above. The imposition of some or all of these sanctions could have a material adverse effect on the operations and financial prospects of Inland Casino. In light of the uncertainties regarding potential government action, reported financial information is not necessarily indicative of Inland Casino's future operating results or financial condition. Any government action, inquiry and/or investigation could have a material adverse effect on the competitive position in San Diego County of Inland Casino in relation to other Indian gaming operations.

     Although the management of Inland Casino believes that the gaming activities conducted at the Barona Casino will eventually be expressly permitted under IGRA and the laws of the State of California, the present regulatory environment is extremely uncertain because of pending litigation matters described above and because the State of California has not entered into a compact with the Barona Tribe. As noted, a compact would help clarify and resolve much of the uncertainty surrounding tribal gaming. Thus far, with the exception of the limited statement by Governor Wilson noted above, the State of California has refused to negotiate with any of the California Indian tribes concerning such a compact. Whether or not a compact is ever signed between the Barona Tribe and the State of California, there can be no assurance that either the NIGC or the State of California will agree with Inland Casino's management that certain gaming activities currently conducted at the Barona Casino are permissible. A finding that certain gaming activities are impermissible could have a material adverse effect on the business, operations and financial condition of Inland Casino. Furthermore, changes in such laws, rules and regulations could also have a material adverse effect on the gaming operations at the Barona Casino.

ITEM 2.  DESCRIPTION OF PROPERTY

     Executive Offices. The Company's executive offices are located in La Jolla, California, and consists of approximately 5,000 square feet under a lease which will expire in August 1997. Management believes that the current space will accommodate the Company's currently anticipated requirements and that additional space will be available on commercially reasonable terms if it is needed.

     Lease of "Big Top" Structure. On December 14, 1993, ICP, doing business on behalf of the Barona Casino, entered into a Lease Agreement (the "Big Top Lease") with Sprung Instant Structures, Inc. ("Sprung") pursuant to which ICP agreed to lease the "Big Top" structure which houses the Barona Casino. The Big Top Lease was assigned to Inland Casino. The original lease term was for 12 months and expired on January 15, 1995 but will continue on a month to month basis for a monthly lease payment of $20,360 unless the Big Top Lease is canceled by Inland Casino. The lease payments are a liability of Inland Casino but are considered to be an operating expense of the Barona Casino. Inland Casino has an option to purchase the "Big Top" structure for $535,342.

ITEM 3.  LEGAL PROCEEDINGS

     The General Counsel of the NIGC in a letter to the Chairman of the Barona Tribe dated May 16, 1996 stated that (i) the Initial Consulting Agreement submitted by the Barona Tribe to the NIGC is not a management contract and, accordingly, does not require the approval of the NIGC; (ii) the Operations Agreement, which was cancelled and superseded by the Initial Consulting Agreement, should have been submitted to the NIGC for approval; and (iii) by managing under an unapproved management agreement for over three years, the Company may have been in violation of the IGRA and its regulations. The NIGC General Counsel stated that this latter matter has been referred to the NIGC Division of Enforcement to determine if further action is appropriate.

     To the best of management's knowledge, there are no other material pending legal proceedings of which the Company is a party. The Company is, however, subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated.

     Although the Company cannot predict the likely outcome of the current discussions with the NIGC or any pending lawsuit or claims involving the Company, management intends to vigorously defend, and, where applicable, prosecute, each matter or case, and believes that their final outcome will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of Inland Casino was accepted for trading on the Nasdaq National Market System, effective August 24, 1995, where it trades under the symbol INLD. The Company's Common Stock traded in the over-the-counter market on the National Association of Securities Dealers, Inc. (the "NASD") Electronic Bulletin Board under the symbol INLD from May 22, 1995 (the effective date of the Merger) to August 23, 1995, and under the symbol TWCE prior to the effective date of the Merger. There was no active trading market for the Company's Common Stock for more than two years prior to the Merger.

     The table below reflects the high and low bid prices of the Company's common stock as reported by the NASD from July 1, 1994 to August 23, 1995 and thereafter as reported by The Nasdaq Stock Market. Such quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The number of shareholders of record as of September 30, 1996 was 3,294. The effective date of the Merger was May 22, 1995, and prices prior to that date are, accordingly, prices of Twin Creek Common Stock before consummation of the Merger of ICC II with and into Twin Creek. In addition, at the time of the Merger, the Company's fiscal year was changed from a September 30 to a June 30 year-end. Also, such prices prior to the Merger do not reflect the 1-for-100 reverse stock split of the shares of Common Stock of Twin Creek effective at the Merger.

        FISCAL YEAR 1995(1)                                             HIGH       LOW
        -------------------                                             ----       ---
        First Quarter................................................  $0.05     $0.04
        Second Quarter...............................................   0.05      0.04
        Third Quarter................................................   0.05      0.04
        Fourth Quarter...............................................   4.00      0.04

        FISCAL YEAR 1996
        ----------------
        First Quarter................................................  $8.32     $4.00
        Second Quarter...............................................   6.32      3.16
        Third Quarter................................................   3.56      3.24
        Fourth Quarter...............................................   4.00      3.40
        September 30, 1996...........................................  $3.00     $3.00

---------------
(1) The Merger occurred May 22, 1995, and the fiscal year was changed at that time from a September 30 to a June 30 year end. Prices prior to the Merger do not reflect a 1-for-100 reverse stock split that was effective at the Merger. For purposes of presentation, Fiscal 1995 has been recast as if its fiscal year-end was June 30 for the entire 12-month period ended June 30, 1995.

DIVIDEND POLICY

     To date, the Company has not paid any dividends. The Company is not currently restricted from paying cash dividends; however, the Company's $2,000,000 Credit Facility with Imperial Bank provides that, so long as the Company is indebted to the Bank, it may not, without the written consent of the Bank, pay cash dividends. As of September 30, 1996, the Company has not utilized such Credit Facility. Notwithstanding this restriction, the Company presently plans to reinvest earnings in order to finance the expansion and development of its business, and it is therefore unlikely that any cash dividends will be declared in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     From its formation through March 31, 1996, the Company provided services to the Barona Tribe at the Barona Casino, under the terms of the Operations Agreement, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. Through March 31, 1996, the Company earned fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by IGRA. Generally, the Operations Agreement defined "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month, such amount being calculated on a cash basis. The Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements for the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the big Top Lease, etc.).

     Effective April 1, 1996, the Company commenced providing consulting services to the Barona Tribe pursuant to the Consulting Agreement. The Company and the Barona Tribe also entered into a Mutual Release, effective April 1, 1996, releasing each other from their respective obligations under the Operations Agreement. See Item 1. Description of Business -- "Summary of Inland Casino Gaming Agreements -- Agreements with the Barona Tribe," herein.

     As part of its obligation to the Barona Tribe under the Operations Agreement, Inland Casino provided significant financing for the construction and expansion of the Barona Casino. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the combined lives of the Operations and Consulting Agreements, through April 1999. The recovery of these deferred costs are achieved through the fees earned by Inland Casino pursuant to its agreements with the Barona Tribe. Such construction financing obligations were incurred upon the recommendation of the Company and subject to acceptance by the Barona Tribe.

     In June 1996, the Company began providing consulting services for the Siletz Tribe at the Chinook Winds Casino in Lincoln City, Oregon, and the Associated Tribes of Northwest Indians in Oregon. With the exception of $46,250 billed for these consulting services in June 1996, fees earned pursuant to the Operations Agreement and the Consulting Agreement were the Company's only source of revenue for the years ended June 30, 1995 ("Fiscal 1995") and June 30, 1996 ("Fiscal 1996").

RESULTS OF OPERATIONS

     Revenue. Revenue decreased 18.9% from $14,152,565 for Fiscal 1995 to $11,482,040 for Fiscal 1996, primarily because of reduced profit margins at the Barona Casino. With the exception of $46,250 in other consulting fees in Fiscal 1996, the Company's revenue is all from fees received from the Barona Tribe in connection with the Barona Casino. Through March 31, 1996, such fees were calculated, in part, based on the profit margins of the Barona Casino. The lower profit margins at the Barona Casino resulted primarily from increases in payroll, marketing and administrative costs. The increase in payroll and administrative costs at the Barona Casino was the result of a decision to increase staff levels to provide additional administrative support and improved service to customers. Increases in marketing costs resulted from the implementation of new promotions and advertising programs.

     Operating Expenses. General and administrative expenses increased 63.6% from $4,032,941 for Fiscal 1995 to $6,597,449 for Fiscal 1996, primarily as a result of increased payroll, marketing and administrative costs. Salaries and benefits increased as the number of employees of the Company increased from 14 at Fiscal 1995 year-end to 25 at Fiscal 1996 year-end, including key employees with backgrounds in law, finance, accounting and investor relations hired to perform the duties required of a public company. Key employees with backgrounds in operations, security and marketing also were added to (i) assist with enhancement of operations at the Barona Casino, as well as the development and expansion of the Barona Casino, and (ii) provide a staff to market the Company's gaming management and consulting services to others.

     Other administrative costs increased as a result of increases in sponsorships, charitable contributions, marketing costs and business development costs, partially offset by a reduction in special promotional events and professional fees. Fiscal 1996 administrative costs also include $172,000 of research and development costs associated with the development of hardware and software for proposed new video lottery terminals primarily for sale to existing and prospective Indian gaming clients. Facilities costs increased as a result of the Company entering into a lease for its current offices in January 1995. Office supplies and expense, including telephone service, postage and printing increased as the corporate staff began to occupy the offices in the Spring of 1995.

     Amortization of deferred contract costs decreased 10.0% from $2,677,848 for Fiscal 1995 to $2,410,333 for Fiscal 1996. Through March 31, 1996, the last effective date of the Operations Agreement, the amortization of management agreement acquisition costs was calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever method was greater. The accelerated amortization was equal to the excess of fees earned over 30% of the Barona Casino's operating income. Since the Company did not earn fees of over 30% of the Barona Casino's operating income during the nine months ended March 31, 1996, the straight-line method was used, compared to use of the accelerated method for fiscal 1995.

     Beginning April 1, 1996, the effective date of the Consulting Agreement, these costs, now captioned deferred contract costs, are being amortized using the straight-line method over the initial three-year term of the Consulting Agreement. The Company believes that the amounts capitalized as deferred contract costs will continue to be fully recoverable over the life of the Consulting Agreement as it did during the periods during which the Operations Agreement was in force. Management will continue to review the valuation and recoverability of these deferred costs and make adjustments, as is appropriate. See Notes to Financial Statements, Note B -- Deferred Contract Costs.

     Other Income and Expense. During Fiscal 1995, the Company incurred $479,247 in costs related to the merger into Twin Creek Exploration Co., Inc., in May 1995, and incurred additional costs of the merger of $11,479 during Fiscal 1996. Interest income decreased from $54,783 in Fiscal 1995 to $36,914 in Fiscal 1996 due to a decrease in revenue, resulting in lower bank balances. From April 1, 1995 through March 31, 1996, during which time the Operations Agreement was in effect, it was decided by Management that interest earned on excess cash balances should be paid to the Barona Casino. Effective April 1, 1996, the Company retained interest income earned on its invested cash balances.

     Income Tax Provision. The income tax provision decreased 65.9% from $2,992,000 for Fiscal 1995 to $1,020,000 for Fiscal 1996, primarily as a result of lower taxable income and a lower effective income tax rate. Deferred income taxes arise as the result of timing differences between amortization expense for financial statement purposes and tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As noted above, substantially all of Inland Casino's revenue is fees from the Operations and Consulting Agreements with the Barona Casino. From Fiscal 1993 through Fiscal 1996, in addition to general and administrative and other miscellaneous expenses, the Company's most significant expense item has been the funding of construction costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during the same period has been insufficient by itself to fund construction. In addition to fees earned under the Operations Agreement, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders.

     During Fiscal 1996, the Company's cash position increased $2,924,159 from the June 30, 1995 balance of $1,423,826, to $4,347,985 at June 30, 1996. The increase was principally due to net cash generated by operating activities of $4,711,074 in Fiscal 1996 reduced by cash invested in management agreement acquisition costs of $1,699,699, purchases of furniture and equipment of $102,338, and increased by cash flows provided by financing activities of $15,122. Cash flows provided by financing activities resulted from a net increase in advances of future consulting fees of $545,630, partially reduced by repayment of loans from shareholders of $29,187, and payment of $501,321 in debt resulting from the redemption of 1,908,875 shares of common stock from a former officer and director of the Company. See Notes to Financial Statements, Note D -- Stock Repurchase/Long-Term Debt.

     Accounts receivable increased $62,600 during Fiscal 1996 primarily as a result of an increase in billings to clients and an increase in loans to officers and employees.

     The deferred contract costs totalling $13,160,953 at June 30, 1996, have been financed principally by cash generated from operations, advances of future fees from the Barona Casino, working capital and advances and capital contributions from shareholders. Through June 30, 1996, accumulated amortization of these deferred contract costs was $6,655,626, resulting in net deferred contact costs of $6,505,327 at Fiscal 1996 year-end. At June 30, 1996, outstanding advances of future fees from the Barona Casino were $2,385,814. Advances from the Barona Tribe are repaid by Inland Casino through the reduction in payment of future fees earned. Advances do not bear interest and are due on demand.

     In the future, if the Operations Agreement is successfully challenged by NIGC, Inland Casino may be obligated to repay such advances, or a portion thereof, to the Barona Tribe even though the Operations Agreement has been cancelled. See Item 3. Legal Proceedings, herein. Although the Company believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances in the future

     It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding for, future improvements in the Barona Casino. Depending on the nature and extent of the improvement project, to the extent practicable, it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees, before seeking third-party debt or equity financing for the Barona Tribe. However, outside sources of financing for the Barona Tribe may be required or sought at any time.

     At June 30, 1996, the Company had a credit facility with Imperial Bank (the "Bank") which allowed for total credit of $2,000,000 (the "Credit Agreement"). Under terms of the Credit Agreement, the facility was to expire in October 1998, and was secured by all of the Company's personal property, including but not limited to bank deposits, accounts receivable, inventory and equipment. The Credit Agreement provides that, so long as the Company is indebted to the Bank, it must adhere to various restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the Bank's deposit accounts, a limitation on the occurrence of future indebtedness and a prohibition on declaring or making any cash dividends. The Company has had no outstanding borrowings under this Credit Agreement and, as of September 30, 1996, had not utilized the facility since its inception. Under the terms of the Credit Agreement, amounts drawn on the line will convert into notes payable over a period of months (the exact number of which is dependent upon the date of disbursement), with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with the Credit Agreement, the Bank received an immediately exercisable warrant to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000 (the "Warrant"). (See Notes to Financial Statements, Note
E -- Line of Credit.)

     On September 20, 1996, the Company commenced the process of cancelling the Credit Agreement. In connection therewith, the Company requested that the Bank terminate its security interest in the Company's assets and return the Warrant.

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

SEASONALITY

     The Barona Casino is located approximately 30 miles east of downtown San Diego, California where the population is relatively stable throughout the year, although it peaks to some extent due to tourism during the summer months and to a lesser extent during the winter months. On the basis of its experience to date, the Company anticipates that the Barona Casino's business may peak in Summer and, to some extent, in Winter, and may decline somewhat in early Spring and late Fall. The Chinook Winds Property and the planned Kla-Mo-Ya Casino are both located in the State of Oregon. It is anticipated that tourism will decline in the Fall and Winter seasons in Oregon, which should result in a corresponding decline in casino revenues from the tourist market segment. In addition, colder weather in Winter also may result in a decline in casino revenues for these Oregon casinos, as a result of fewer customers. At this time, however, the Company cannot accurately predict the continued effect of seasonality on its business.

INFLATION

     To date, inflation has not had a material impact on the Company's financial condition or its results of operations.

SUBSEQUENT EVENTS, ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

  Subsequent Events

     In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement (the "Repurchase Agreement") to repurchase from two of its principal shareholders 6,778,244 shares of its common stock. The terms of the Repurchase Agreement include (i) a cash payment of $200,000 upon closing, (ii) the issuance of promissory notes in the principal amount of $3,500,000, with interest at a rate of 10%, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 1997, (iii) a contingent obligation to issue a total of $9,856,488 in promissory notes, including $2,000,000 in notes each year for four years, and $1,856,488 in notes to be issued in a fifth year, each note with interest at 10%, payments of interest only for the first three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) a contingent bonus obligation to issue an additional $3,000,000 in promissory notes (or cash, if the Company has closed a firm commitment underwritten pubic offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then rate of interest charged to the Company by the Company's principal bank, with interest only for three years from date of issuance, followed by two equal annual installments of principal, plus interest on the remaining balance.

     The obligations to issue $2,000,000 in notes for four years and $1,856,488 in notes for a fifth year is contingent upon the Company's retained earnings balance being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. Dividends paid by the Company and certain other payments, if any, are not to be added back to the retained earnings balance for purposes of this contingency. The period for determining the Company's obligation to issue each of the $2,000,000 and $1,856,488 in principal the amount of notes is an eight year period commencing with the fiscal year ending June 30, 1997. If the $4,000,000 retained earnings test is not met in one year, the Company is not obligated to issue the notes in that year. However, the test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997, but each year can be used only once during the eight year period, and only five out of the eight years may be used. The contingent bonus obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals to or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock each contingent obligation and the contingent bonus obligation as each contingency or condition is met.

  Additional Factors That May Affect Future Results

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

     In addition, the Company's Consulting Agreements with the Barona Tribe, the Siletz Tribe and the Klamath Tribes have not yet been approved by all applicable regulatory authorities. If the consulting agreements (particularly the Barona Consulting Agreement) are not approved or are significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. See "Item 1. Description of Business -- Summary of Inland Casino Gaming Agreements"; and
" -- Discussion of Regulatory Matters", herein.

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

  Forward-looking Statements

     Included in the Notes to Financial Statements, Item 1. Description of Business, this Item 6, Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report, are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from the expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainty involved in the regulatory approval process relating to the Consulting Agreement, the regulatory approach taken with respect to the now terminated Operations Agreement; the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming; the availability of funding alternatives to fulfill certain contemplated development projects at the Barona Casino; and the general economic factors affecting the gaming industry in general and Indian gaming in particular in the geographic market within which the Company competes.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of Independent Certified Public Accountants....................................     26
Financial Statements:
     Balance Sheet -- June 30, 1996...................................................     27
     Statements of Operations -- Two Years Ended June 30, 1995 and 1996...............     28
     Statement of Shareholders' Equity -- Two Years Ended June 30, 1995 and 1996......     29
     Statements of Cash Flows -- Two Years Ended June 30, 1995 and 1996...............     30
     Notes to Financial Statements....................................................     31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
  Inland Casino Corporation
La Jolla, California

     We have audited the accompanying balance sheet of Inland Casino Corporation as of June 30, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Casino Corporation, as of June 30, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


Los Angeles, California
August 6, 1996 (except for
Note J, as to which the
date is September 30, 1996)

                           INLAND CASINO CORPORATION

                                 BALANCE SHEET
                                 JUNE 30, 1996

                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................    $ 4,347,985
  Accounts receivable:
     Trade....................................................................         57,055
     Employees and other related parties......................................         34,099
  Prepaid expenses and other current assets...................................         53,130
                                                                                  -----------
          Total current assets................................................      4,492,269
Furniture and equipment, net..................................................        167,213
Deferred contract costs, net..................................................      6,505,327
Deferred taxes................................................................        462,126
Deposits and other assets.....................................................        145,074
                                                                                  -----------
                                                                                  $11,772,009
                                                                                  ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino.........................    $ 2,385,814
  Current portion of long-term debt...........................................        279,946
  Accounts payable and accrued expenses.......................................        449,289
  Income taxes payable........................................................        210,880
                                                                                  -----------
          Total current liabilities...........................................      3,325,929
LONG-TERM DEBT, LESS CURRENT PORTION..........................................        620,054
COMMITMENTS AND CONTINGENCIES.................................................             --
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized and 10,632,792
     shares outstanding.......................................................      2,352,554
  Retained earnings...........................................................      5,473,472
                                                                                  -----------
          Total shareholders' equity..........................................      7,826,026
                                                                                  -----------
                                                                                  $11,772,009
                                                                                  ===========

        The accompanying notes are an integral part of these statements.

                           INLAND CASINO CORPORATION

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1996

                                                                       1995            1996
                                                                    -----------     -----------
Contract revenue
  Barona Casino...................................................  $14,152,565     $11,435,790
  Other...........................................................           --          46,250
                                                                    -----------     -----------
                                                                     14,152,565      11,482,040
                                                                    -----------     -----------
Operating expenses
  General and administrative expenses.............................    4,032,941       6,597,449
  Amortization of deferred contract costs.........................    2,677,848       2,410,333
                                                                    -----------     -----------
                                                                      6,710,789       9,007,782
                                                                    -----------     -----------
Operating profit..................................................    7,441,776       2,474,258
Other income (expense)
  Interest income.................................................       54,783          36,914
  Interest expense................................................       (7,533)        (24,000)
  Merger costs....................................................     (479,247)        (11,479)
                                                                    -----------     -----------
                                                                       (431,997)          1,435
                                                                    -----------     -----------
Income before income taxes........................................    7,009,779       2,475,693
Income tax provision..............................................    2,992,000       1,020,000
                                                                    -----------     -----------
Net income........................................................  $ 4,017,779     $ 1,455,693
                                                                    ===========     ===========
Income per common and common equivalent share.....................  $      0.33     $      0.12
                                                                    ===========     ===========
Shares used in the computation of income per common and common
  equivalent share................................................   12,039,019      12,159,428
                                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                           INLAND CASINO CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1995 AND 1996

                                                 COMMON STOCK                              TOTAL
                                          --------------------------      RETAINED      SHAREHOLDERS'
                                            SHARES         AMOUNT         EARNINGS        EQUITY
                                          ----------     -----------     ----------     -----------
Balance at July 1, 1994.................      48,000     $ 4,090,201     $  260,511     $ 4,350,712
  Reorganization........................      72,000        (336,964)      (260,511)       (597,475)
  Collection of stock subscriptions
     receivable.........................          --             638             --             638
  Stock split of 99.42 for 1............  11,810,406              --             --              --
  Merger with Twin Creek Exploration....     611,387              --             --              --
  Net income............................          --              --      4,017,779       4,017,779
                                          ----------     -----------     ----------     -----------
Balance at June 30, 1995................  12,541,793       3,753,875      4,017,779       7,771,654
  Redemption of common stock............  (1,909,001)     (1,401,321)            --      (1,401,321)
  Net income............................          --              --      1,455,693       1,455,693
                                          ----------     -----------     ----------     -----------
Balance at June 30, 1996................  10,632,792     $ 2,352,554     $5,473,472     $ 7,826,026
                                          ==========     ===========     ==========     ===========

        The accompanying notes are an integral part of these statements.

                           INLAND CASINO CORPORATION

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1996

                                                                       1995            1996
                                                                    -----------     -----------
Increase (decrease) in cash:
Net cash provided by operating activities:
  Net income......................................................  $ 4,017,779     $ 1,455,693
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization................................    2,678,740       2,446,277
     Deferred taxes...............................................     (666,463)        437,135
  Changes in assets and liabilities:
     Accounts receivable..........................................      (12,554)        (62,600)
     Prepaid expenses and other current assets....................           --          30,747
     Deposits and other assets....................................     (131,519)         64,730
     Accounts payable and accrued expenses........................      215,810         129,062
     Income taxes payable.........................................     (491,150)        210,030
                                                                    -----------     -----------
          Net cash provided by operating activities...............    5,610,643       4,711,074
Cash flows used in investing activities:
  Purchase of furniture and equipment.............................     (101,711)       (102,338)
  Deferred contract costs.........................................   (5,013,035)     (1,699,699)
                                                                    -----------     -----------
          Net cash used in investing activities...................   (5,114,746)     (1,802,037)
Cash flows provided by (used in) financing activities:
  Advances of future consulting fees, net.........................   (3,701,408)        545,630
  Loans from shareholders.........................................     (715,023)        (29,187)
  Payment of debt.................................................      (84,339)       (501,321)
  Collection of stock subscriptions receivable....................          638              --
                                                                    -----------     -----------
          Net cash provided by (used in) financing activities.....   (4,500,132)         15,122
                                                                    -----------     -----------
          Net increase (decrease) in cash.........................   (4,004,235)      2,924,159
Cash at beginning of period.......................................    5,428,061       1,423,826
                                                                    -----------     -----------
Cash at end of period.............................................  $ 1,423,826     $ 4,347,985
                                                                    ===========     ===========
Supplemental disclosures of cash flow information:
  Interest expense paid...........................................  $     7,533     $     3,001
                                                                    ===========     ===========
  Interest income received........................................  $    54,783     $    33,611
                                                                    ===========     ===========
  Income taxes paid...............................................  $ 4,144,150     $   565,152
                                                                    ===========     ===========
  Income tax refund received......................................  $        --     $   192,316
                                                                    ===========     ===========
  Redemption of common stock by issuance of a note payable........  $        --     $   900,000
                                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                           INLAND CASINO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     Inland Casino Corporation provides operational and other professional services for gaming operations under consulting agreements with various tribes in California and Oregon. Substantially all of its consulting revenues are earned from an agreement with one tribe.

     Operation of any type of gaming on Indian land is subject to Federal, state and tribal regulation. Changes in regulation may limit or otherwise affect Indian gaming and therefore could have a material adverse effect on the operations of the Company. As discussed in Note G, there are various lawsuits which, if resolved in a manner adverse to Indian gaming, and pending legislation that, if passed in the proposed form, could have a material adverse effect upon the financial condition and operations of the Company.

2. BUSINESS AND BASIS OF ACCOUNTING

  Reorganization

     Effective July 1, 1994, Inland Casino Partners and its partners, Inland Casino Corporation, a Nevada Corporation, and Eagle Edge Partners, combined to form a new Delaware Corporation, Inland Casino Corporation. For purposes of presentation, the financial statements for the Company are combined as if the companies had always operated as a single entity. At the time of the combination, the fiscal year end was changed from December 31 to June 30.

  Mergers

     On May 22, 1995, the merger of Inland Casino Corporation, a Delaware Corporation ("Inland-Delaware"), into and with Twin Creek Exploration ("Twin Creek"), a Utah Corporation, became effective. To effect the merger, the common stock of Twin Creek was reverse split 1 for 100 and the shareholders of Inland-Delaware received 11,930,406 shares, representing 95% of the shares outstanding after the merger. The surviving company was renamed Inland Casino Corporation (the "Company") and the year end was changed from September 30 to June 30. This transaction was accounted for as a recapitalization using the carryover basis of Inland-Delaware's assets and liabilities. Accordingly, the financial statements reflect the financial condition, results of operations and cash flows of Inland-Delaware and its predecessors, for periods prior to the merger date and combined with Twin Creek from that date forward. Intercompany transactions and balances have been eliminated. Since there were no assets or liabilities of Twin Creek at the date of the merger other than a note payable of $15,000 due to Inland-Delaware, there is no significant impact on the results of Inland-Delaware as a result of the merger.

     The Company reports revenues and expenses from consulting services to Indian tribes using the accrual method of accounting. For all periods reported in these Financial Statements, substantially all of the Company's consulting revenue has been generated from management and consulting services related to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") who operate the Barona Casino, a single Indian gaming operation located in California.

3. BARONA CONSULTING AND OPERATIONS AGREEMENTS

     Prior to April 1, 1996, the Company managed, operated and maintained certain gaming and food and beverage operations in California on behalf of the Barona Tribe in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Operations Agreement") with the Barona Tribe, under a grant of authority from the Barona General Council. The National Indian Gaming Commission (the "NIGC") has not approved the Operations Agreement. In March 1996, the Company entered into a Consulting Agreement with the Barona Tribe with an effective date of April 1, 1996 relating to the operations of the Barona Casino (the "Initial Consulting Agreement"). In May 1996, after the parties recognized an inadvertent mistake in the provision relating to consulting fees had been made, the Company and the Barona

                           INLAND CASINO CORPORATION

Tribe agreed to an Amended and Restated Consulting Agreement (the "Barona Consulting Agreement" or "Consulting Agreement"). In addition, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement (the "Release"). The Barona Consulting Agreement and the Release have effective dates of April 1, 1996.

     The Barona Consulting Agreement provides for an initial term of three years, with an option to extend the agreement for an additional five year period. Under the terms of the Barona Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the distributions received by the Barona Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

     In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the NIGC and in May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). The Company intends to submit the Consulting Agreement to the NIGC and the BIA. Although there can be no assurance that the NIGC will conclude that the Consulting Agreement is not a management agreement, the Company believes that, based upon its prior ruling with respect to the Initial Consulting Agreement, the NIGC will make a similar determination with respect to the Consulting Agreement. In addition, if the BIA determines that the Initial Consulting Agreement and/or the Consulting Agreement is subject to its review there can be no assurance that such Agreements will be approved by the BIA. Failure to approve the Initial Consulting Agreement or the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.

4. DEFERRED CONTRACT COSTS

     Pursuant to oral agreements with the Barona Tribe, the Company has agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered, and has not assumed any financial liability for costs associated with developing the Barona Casino, the Company assumed all liability for these obligations. The Company capitalized those costs incurred as deferred contract costs, since (i) the Company had the ultimate responsibility for the costs incurred, and (ii) the Company believes that these costs are fully recoverable over the life of the Operations Agreement and the Consulting Agreement, through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion.

     On an ongoing basis, management reviews the valuation and recoverability of the unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

     Through March 31, 1996, amortization of these deferred costs was calculated as the greater of amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever is greater. The accelerated amortization was equal to the excess of fees earned over 30% of Casino operating income. Beginning April 1, 1996, amortization of these deferred costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of the Operations Agreement and the Consulting Agreement, the title to the Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise.

     The Consulting Agreement can be terminated by the Barona Tribe for any material breach by the Company, as defined in the agreement. Management is not aware of any material breach of the Consulting Agreement.

                           INLAND CASINO CORPORATION

5. REVENUE RECOGNITION

     Contract revenue is recorded as earned under the terms of the Operations Agreement through March 1996, and as earned under the terms of the Consulting Agreement thereafter.

6. CREDIT CONCENTRATIONS, CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

     The Company maintains its cash in bank deposit and checking accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

7. FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives (five years) of the assets.

8. ADVANCES OF FUTURE CONSULTING FEES

     Advances of future consulting fees represent payments made to the Company in excess of consulting fees earned. The advances were used to fund the cost of improvements to the Barona Casino. Advances are repaid through reduction in payment of future consulting fees and are anticipated to be paid within one year of the advance. These advances are unsecured, noninterest bearing and are due on demand.

9. DEFERRED INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS No. 109), which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     The deferred income tax asset results principally from California franchise taxes which are deductible when paid and from the excess of accelerated amortization of consulting agreement acquisition costs for financial statement purposes over that allowed for income tax purposes.

10. INCOME PER SHARE

     Income per common and common equivalent share for the years ended June 30, 1995 and 1996 is calculated using the weighted average number of shares outstanding during the year. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the year.

11. RECLASSIFICATIONS

     Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

12. USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           INLAND CASINO CORPORATION

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial statements include various estimated fair value information as at June 30, 1996, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", (SFAS No.
107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

     Management has determined that the estimated fair value of the Company's financial instruments, in accordance with the requirements of SFAS No. 107, approximates the carrying amount of such financial instruments in all material respects as of June 30, 1996.

14. CURRENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" which requires entities to calculate the fair value of stock awards granted to employees; the Company is required to comply with this disclosure requirement with its fiscal year ending June 30, 1997. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation, or continue to recognize compensation expense under existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above mentioned fair value method of accounting was used in determining compensation expense. Additionally, the statement requires that all equity awards granted to nonemployees such as suppliers of goods and services be recognized based on fair value. The Company has not yet determined the effect the statement will have upon the financial statements.

NOTE B -- DEFERRED CONTRACT COSTS

     Deferred contract costs consist of the following at June 30, 1996:

    Deferred contract costs under Operations and Consulting Agreements......  $13,160,953
    Less: accumulated amortization..........................................   (6,655,626)
                                                                              -----------
                                                                              $ 6,505,327
                                                                              ===========

NOTE C -- FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following at June 30, 1996:

    Furniture.................................................................  $ 94,908
    Equipment.................................................................    87,705
    Vehicle...................................................................    20,424
                                                                                --------
                                                                                 203,037
    Accumulated depreciation..................................................   (35,824)
                                                                                --------
                                                                                $167,213
                                                                                ========

NOTE D -- STOCK REPURCHASE/LONG-TERM DEBT

     In March 1996, the Company entered into an agreement to repurchase 1,908,865 shares of its own common stock and an outstanding option to purchase 894,780 shares of common stock from Jack R. Smith, a former executive officer, director, and principal shareholder for consideration totaling $1,400,000 and continued benefits for the three-year period ended February 1999. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal installments of $342,947. In addition, if the Company's common stock reaches certain levels during measurement periods prior to March 1998 and 1999 Mr. Smith will be entitled to up to $250,000 for each measurement period.

                           INLAND CASINO CORPORATION

NOTE E -- LINE OF CREDIT

     In October 1995, the Company negotiated a credit facility with a bank which allows for total borrowings of $2 million. The credit agreement expires on October 10, 1998, and is secured by all of the Company's personal property, including but not limited to bank deposits, accounts receivable, inventory and equipment. The agreement contains various covenants which must be met or waived during any borrowing including restrictive covenants which require, among other things, the maintenance of certain financial ratios, maintenance of $1,000,000 in the bank's deposit accounts (during any period in which the Company is utilizing the facility), a limitation on the incurrence of future indebtedness and a prohibition on declaring or making any cash dividends. As of June 30, 1996, the Company had no outstanding borrowings under this credit facility. Under the terms of this agreement, amounts drawn on the line will convert into notes payable over a number of months (the exact number of which depend upon the date of disbursement) with interest at prime plus 2%. All of such notes become due and payable no later than October 10, 1998. In connection with this credit facility, the bank received an immediately exercisable warrant to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5. The warrant expires on October 10, 2000.

NOTE F -- INCOME TAXES

     Deferred taxes are comprised of the following at June 30, 1996:

    Excess of financial statement amortization over tax of deferred contract
      costs under Operations and Consulting Agreements......................    $315,192
    California franchise taxes..............................................      72,012
    Charitable Contributions................................................      68,903
    Allowance for doubtful accounts.........................................       6,019
                                                                                --------
      Deferred tax asset....................................................    $462,126
                                                                                ========

     The composition of the Company's income tax provision is as follows:

                                                                     YEAR ENDED JUNE 30,
                                                                  -------------------------
                                                                     1995           1996
                                                                  ----------     ----------
    Current tax:
      Federal...................................................  $2,882,000     $  404,701
      State.....................................................     771,000        178,165
                                                                  ----------     ----------
              Current tax.......................................   3,653,000        582,866
                                                                  ----------     ----------
    Deferred tax:
      Federal...................................................    (569,000)       391,558
      State.....................................................     (92,000)        45,576
                                                                  ----------     ----------
              Deferred tax......................................    (661,000)       437,134
                                                                  ----------     ----------
    Income tax provision........................................  $2,992,000     $1,020,000
                                                                  ==========     ==========

     A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate follows:

                                                                              YEAR ENDED
                                                                               JUNE 30,
                                                                             -------------
                                                                             1995     1996
                                                                             ----     ----
    U.S. Federal statutory rate............................................  34.0%    34.0%
    State income taxes.....................................................   6.0      6.0
    Other..................................................................   2.7      1.2
                                                                             ----     ----
                                                                             42.7%    41.2%
                                                                             ====     ====

                           INLAND CASINO CORPORATION

NOTE G -- COMMITMENTS AND CONTINGENCIES

  Lease Obligations

     During fiscal 1996 the Company entered into operating leases for facilities, vehicles and equipment which expire at various dates through fiscal 2001. The minimum future payments due under operating lease contracts at June 30, 1996 for the years ending June 30 are as follows:

    1997......................................................................  $132,173
    1998......................................................................    26,988
    1999......................................................................     7,168
    2000......................................................................     5,736
    2001......................................................................     1,603
                                                                                --------
    Net minimum lease payments................................................  $173,668
                                                                                ========

     Rental expense for the years ended June 30, 1995 and 1996 were $72,647 and $136,235, respectively.

  Contingent Lease Obligations

     The Company has guaranteed lease obligations of the Barona Casino per the Agreement. The payments are allowable as operating expenses of the Barona Casino.

     The minimum future payments due under these contracts for the fiscal years ending June 30 are as follows:

                                                            CAPITAL     OPERATING      TOTAL
                                                            LEASES       LEASES       LEASES
                                                            -------     ---------     -------
    1997..................................................  $ 8,629      $31,687      $40,316
    1998..................................................    8,629       22,937       31,566
    1999..................................................    6,267       13,347       19,614
    2000..................................................                 6,262        6,262
    2001..................................................                   458          458
                                                            -------      -------      -------
    Net minimum lease payments............................   23,525      $74,691      $98,216
                                                                         =======      =======
    Less amounts representing interest....................   (6,546)
                                                            -------
    Present value of net minimum lease payments under
      capital leases......................................  $16,979
                                                            =======

     The Company has guaranteed automobile lease payments on behalf of certain employees. Assuming that all future payments were to be made by the Company under this commitment, the Company would be obligated to pay, respectively, as follows:

    1997....................................................................    $ 68,819
    1998....................................................................      56,454
    1999....................................................................      26,202
    2000....................................................................       4,981
                                                                                --------
                                                                                $156,456
                                                                                ========

  Litigation and Industry Matters

     Indian gaming is the subject of numerous lawsuits in various court jurisdictions at both Federal and State levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' right or limitations on control of gaming, the rights' of the tribes to compel the states to negotiate compacts with them, and numerous other issues. The Barona Tribe is not a party to these cases nor is the

                           INLAND CASINO CORPORATION

Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided, therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

     The impact of decisions in various cases, however, could have a material adverse effect on the operations of Barona Casino and Inland Casino Corporation when decided. Specifically, current cases are addressing the legality of electronic gaming equipment and certain card games in California (currently used in the Barona Casino) and the enforcement rights applicable to Federal and State governments. Various courts have ruled in different cases, or in different hearings on the same case, both in the States' and the Tribes' favor on the same or similar issues. There are appeals remaining in a number of cases and other cases may arise. Until there are definitive rulings by the courts, the legality of the gaming activities will not be known.

     On June 30, 1994, the U. S. Attorney of the Southern District of California announced a verbal understanding with a number of Southern California Indian tribes, including the Barona Tribe; that would allow the Barona Tribe to continue to operate without expansion of gaming activities until one or more of the following occurs:

     - A compact with the State of California is negotiated or the Secretary of the Interior expressly authorizes gaming, such as certain card or electronic/video gaming, which have not been previously addressed,

     - Entry of final judgments and exhaustion of all appellate remedies in certain cited suits pending before federal courts,

     - Enactment of federal legislation that authorizes the operation of the electronic/video games at issue without a tribal-state compact,

     - Amendment of the NIGC's regulations to include the electronic/video games within the definition gaming or permissible technologic aids thereto which are not subject to State compact, or

     - Material breach of the understanding by the tribes.

     Management is not aware of any violation of the verbal understanding by the Barona Tribe or any other Indian tribe which is a party to such understandings.

     The Company is also subject to claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to such existing or pending claims and lawsuits.

NOTE H -- STOCK OPTIONS

     In 1994, the Board of Directors and shareholders approved a Stock Option Plan (the "1994 Plan") under which 27,838 Incentive Stock Options and 41,756 Nonstatutory Stock Options were granted. Upon the merger of ICC into and with Twin Creek on May 22, 1995, the 1994 Plan was terminated but all options outstanding under the plan were assumed by the Company, and are immediately exercisable.

     In 1995, the Board of Directors and the shareholders of the Company approved the Company's 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, options for up to 4,000,000 shares may be granted. Shares covered by options which terminate without exercise are available for reissuance. Options may be issued to employees, consultants and directors of the Company either as (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; or (iii) as combinations of both types of options.

     Stock option grants are determined by the Stock Option Committee of the Board of Directors. Options granted to any single individual cannot exceed 900,000 shares over any period of three consecutive fiscal years. Except under certain limited circumstances noted below, Incentive Stock Options have a maximum term of ten years and must have an exercise price of not less than fair market value on the date of grant. Options granted under the 1995 Plan are generally exercisable ratably over a four and one-half or five year period following the date of grant.

     Any officer or key employee who owns more than 10% of the Company's common stock may be granted an Incentive Stock Option if the exercise price is at least 110% of the fair market value at the date of grant,

                           INLAND CASINO CORPORATION
and such option is not exercisable after five years from date of grant. Nonstatutory Options have a maximum term of ten years and must have an exercise price of not less than 85% of the fair market value on the date of grant.

     Changes in stock options outstanding were as follows:

                                                                 OPTIONS       OPTION PRICE
                                                               OUTSTANDING       PER SHARE
                                                               -----------     -------------
    Outstanding at July 1, 1994..............................          --           --
      Granted................................................      69,594          $1.00
      Cancelled..............................................          --           --
                                                                ---------
    Outstanding at June 30, 1995.............................      69,594
      Granted................................................   1,753,306      $3.50 -- $4.00
      Cancelled..............................................     (92,278)         $3.50
                                                                ---------
    Outstanding at June 30, 1996.............................   1,730,622
                                                                =========

     There were no options exercised as of June 30, 1996.

NOTE I -- RELATED PARTY TRANSACTIONS

     In May 1995, payments of $40,000 and $193,000 were paid to two principal shareholders for consulting services provided during the year ended June 30, 1995 under a verbal agreement with Inland.

     In March 1996, the Company repurchased 1,908,865 shares of its common stock from Jack R. Smith, an executive officer, director and principal shareholder of the Company pursuant to the terms of a Stock Purchase and Settlement and Release Agreement dated February 23, 1996. The terms of such repurchase are described in Note D herein.

NOTE J -- SUBSEQUENT EVENTS

     On September 30, 1996, pursuant to a Stock Purchase and Settlement and Release Agreement, dated September 27, 1996 (the "Stock Purchase Agreement"), by and among Jonathan Ungar, Alan Henry Woods, and the Company, the Company purchased 3,424,913 shares of its common stock from Mr. Ungar and 3,353,331 shares of its common stock from Mr. Woods. The terms of the Stock Purchase Agreement include (i) a cash payment of $200,000 upon closing, (ii) the issuance of unsecured promissory notes in the principal amount of $3,500,000, with interest at a rate of 10%, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue a total of $9,856,488 in unsecured promissory notes ($4,981,276 in principal amount to Mr. Ungar and $4,875,212 in principal amount to Mr. Woods) including $2,000,000 in principal amount of notes each year for four years, and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payments of interest only for the first three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation to issue an additional $3,000,000 principal amount ($1,515,000 to Mr. Ungar, $1,485,000 to Mr. Woods)
in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then "preferred" or "prime" rate of interest charged to the Company by the Company's principal bank, with interest only for three years from date of issuance, followed by two equal annual installments of principal, plus interest on the remaining balance.

     The obligations to issue the Initial Contingent Obligations (i.e., $2,000,000 in notes for four years and $1,856,488 in notes for a fifth year) are contingent upon the Company's retained earnings balance being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. Dividends paid by the Company and certain other payments, if any, are not to be added back to the retained earnings

                           INLAND CASINO CORPORATION
balance for purposes of this contingency calculation. The period for determining the Company's obligation to issue each of the $2,000,000 and $1,856,488 in principal amount of notes is an eight year period commencing with the fiscal year ending June 30, 1997. If the $4,000,000 retained earnings test is not met in one year, the Company is not obligated to issue the notes in that year. However, the test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997, but each year can be used only once during the eight year period, and only five out of the eight years may be used. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals to or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as an additional cost of the repurchase of its common stock each contingent obligation as each contingency is met.

     All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

     The proforma effect on stockholders' equity of the Company as if the repurchase of shares discussed above had occurred on June 30, 1996 is as follows: $3.5 million increase in long-term debt and a $3.7 million decrease in stockholders equity.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     During Twin Creek's fiscal year ended September 30, 1994 and the subsequent period up to May 22, 1995, the effective date of the Merger, Twin Creek's firm of independent accountants was Tanner + Co. The Board of Directors of the Company immediately following the Merger dismissed Tanner + Co. and appointed Grant Thornton LLP ("Grant Thornton") as the Company's firm of independent accountants for future periods. Grant Thornton also was engaged by ICC II to act as its independent accounting firm for its fiscal year ended June 30, 1995. Tanner + Co. is referred to herein as the "Prior Accountant."

     No adverse opinion or disclaimer of opinion was included in the Prior Accountant's report during the Company's two most recent fiscal years or, within the past two calendar years, or any other fiscal period applicable to the Company (respectively, the "Applicable Period") and no opinion was qualified or modified as to uncertainty, audit scope or accounting principles during the Applicable Period.

     During the Applicable Period, Twin Creek (prior to the Merger) and the Company (from the time of the Merger) did not have any disagreements with the Prior Accountant as to matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the Prior Accountant, would have caused it to make reference to such disagreement in connection with its reports. The Prior Accountant has been provided a copy of the disclosures relating to this Item and has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the disclosures concerning it contained herein. Such letter is included as Exhibit 16.1 to this Report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS," and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Compliance with Section 16(a) of the Exchange Act" in Inland Casino's definitive proxy statement (the "Proxy Statement") for the Annual Meeting scheduled to be held in December 1996 is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) LIST OF EXHIBITS.

EXHIBIT NO.
-----------
    3.1       Amended and Restated By-laws of the Company (formerly known as Twin Creek
              Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Quarterly
              Report on Form 10-QSB for the Quarterly Period Ended March 31, 1996, filed with the Commission on May 17, 1996 (File No. 0-11532) (the "March 1996 Quarterly
              Report"), which is hereby incorporated herein by reference.

   MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

   10.1       Corporate Guaranty between ICC II and Arthur R. Pfizenmayer, dated February 1,
              1995, previously filed as Exhibit 10.1 to the Company's Annual Report on Form
              10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on
              October 12, 1995 (File No. 0-11532) (the "Fiscal 1995 Annual Report"), which is hereby incorporated herein by reference.
   10.2       Corporate Guaranty between the Company and Fritz Opel, dated August 1, 1995.
   10.3       1994 Stock Option Plan of ICC II, previously filed as Exhibit 10.2 to the Fiscal
              1995 Annual Report, which is hereby incorporated herein by reference.
   10.4       The Company's 1995 Stock Option Plan, previously filed as Appendix A to the
              Company's Proxy Statement dated October 30, 1995 filed with the Commission on
              October 30, 1995 (File No. 0-11532) (the "1995 Proxy Statement"), which is hereby incorporated herein by reference.
   10.5       Verbal agreement between ICC II and Jonathan Ungar entered into in May 1995, pursuant to which ICC II paid $40,000 to Mr. Ungar in exchange for market research consulting services in the United States, previously filed as Exhibit 10.3 to the
              Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
   10.6       Verbal agreement between ICC II and Alan Henry Woods entered into in May 1995, pursuant to which ICC II paid $193,000 to Mr. Woods in exchange for market research consulting services in overseas markets, previously filed as Exhibit 10.4 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.

   OTHER MATERIAL CONTRACTS

   10.7+      Amended and Restated Consulting Agreement by and between the Company and the
              Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), dated as of April 29, 1996.
   10.8       Mutual Release by and between the Company and the Barona Tribe dated as of March
              27, 1996.
   10.9       Siletz Marketing Consulting Agreement by and between the Company and the
              Confederated Tribes of Siletz Indians of Oregon, dated May 28, 1996.
   10.10+     Consulting Agreement between the Klamath Tribes and the Company, dated June 1,
              1996.
   10.11      Assignment and Assumption of Lease between ICC II and Winland Corporation, dated as of January 1, 1995, previously filed as Exhibit 10.6 to the Fiscal 1995 Annual
              Report which is hereby incorporated herein by reference.
   10.12      Credit Terms and Conditions dated October 10, 1995 by and between Inland Casino
              Corporation and Imperial Bank.
   10.13      Note dated October 10, 1995 of Inland Casino Corporation to Imperial Bank, and
              Addendum to such Note.
   10.14      General Security Agreement dated October 10, 1995 by and between Inland Casino
              Corporation and Imperial Bank.

EXHIBIT NO.
-----------
   10.15      Warrant to Purchase Stock dated October 10, 1995 issued by Inland Casino
              Corporation to Imperial Bank.
   10.16      Amended and Restated Gaming Machine Location Agreement by and between SSK Game
              Enterprises and the Company, dated December 1, 1995.
   10.17      Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the
              Company, dated December 1, 1995.
   10.18      Amended and Restated Gaming Machine Location Agreement between American Heritage
              Amusement Corporation and the Company, dated December 1, 1995.
   10.19      Lease Agreement between Sprung Instant Structures, Inc. and Inland Casino Partners
              (d/b/a Barona Casino), dated December 14, 1993, previously filed as Exhibit 10.10 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
   10.20      Stock Purchase and Settlement and Release Agreement by and between the Company and
              Jack R. Smith dated February 23, 1996, previously filed as Exhibit 10.1 to the
              March 1996 Quarterly Report, which is hereby incorporated herein by reference.
   10.21      Promissory Note dated March 4, 1996 in favor of Jack R. Smith in the principal amount of $900,000, previously filed as Exhibit 10.2 to the March 1996 Quarterly
              Report, which is hereby incorporated herein by reference.
   10.22      Stock Purchase and Settlement and Release Agreement by and among the Company,
              Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as
              Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1,
              1996 Current Report"), which is hereby incorporated herein by reference.
   10.23      Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1,
              1996 Current Report, which is hereby incorporated herein by reference.
   10.24      Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1,
              1996 Current Report, which is hereby incorporated herein by reference.
   10.25      Talent Agreement dated October 30, 1995 by and between Kenny Rogers Productions and the Company.
   16.1       Letter of Tanner + Co. regarding change in certifying accountant.
   27         Financial Data Schedule.

---------------
+ Confidential treatment has been requested with respect to certain portions of this Agreement pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Such portions of the Agreement have been omitted and filed separately with the Commission.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Commission during the Company's fourth quarter of the fiscal year covered by this Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INLAND CASINO CORPORATION
                                          a Utah corporation

Dated: October 14, 1996                   By: /s/ L. DONALD SPEER, II
                                            ----------------------------------
                                            L. Donald Speer, II
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ L. DONALD SPEER, II                          October 14, 1996
---------------------------------------------
L. Donald Speer, II,
Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ ARTHUR R. PFIZENMAYER                        October 14, 1996
---------------------------------------------
Arthur R. Pfizenmayer
President, Chief Operating Officer and
Director


/s/ ANDREW B. LAUB                               October 14, 1996
---------------------------------------------
Andrew B. Laub
Executive Vice President, Finance and
  Development and Director


/s/ G. FRITZ OPEL                                October 14, 1996
---------------------------------------------
G. Fritz Opel
Executive Vice President, Marketing and
  Consulting Services and Director


/s/ DUANE M. EBERLEIN                            October 14, 1996
---------------------------------------------
Duane M. Eberlein
Vice President, Chief Financial Officer,
  Secretary and Director (Principal Financial
  and Accounting Officer)


---------------------------------------------
Jana McKeag
Vice President, Governmental Relations
  and Director


---------------------------------------------
Forrest J. Gerard
Director


/s/ CORNELIUS E. SMYTH                           October 14, 1996
---------------------------------------------
Cornelius E. ("Neil") Smyth
Director

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
--------  ------------------------------------------------------------------------    --------
 3.1      Amended and Restated Bylaws of the Company (formerly known as Twin Creek
          Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's
          Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31,
          1996, filed with the Commission on May 17, 1996 (File No. 0-11532) (the
          "March 1996 Quarterly Report"), which is hereby incorporated herein by reference.
MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS.
10.1      Corporate Guaranty between ICC II and Arthur R. Pfizenmayer, dated
          February 1, 1995, previously filed as Exhibit 10.1 to the Company's
          Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995,
          filed with the Commission on October 12, 1995 (File No. 0-11532) (the
          "Fiscal 1995 Annual Report"), which is hereby incorporated herein by reference.
10.2      Corporate Guaranty between the Company and Fritz Opel, dated August 1,
          1995.
10.3      1994 Stock Option Plan of ICC II, previously filed as Exhibit 10.2 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
10.4      The Company's 1995 Stock Option Plan, previously filed as Appendix A to the Company's Proxy Statement dated October 30, 1995, filed with the
          Commission on October 30, 1995 (File No. 0-11532) (the "1995 Proxy
          Statement"), which is hereby incorporated herein by reference.
10.5      Verbal agreement between ICC II and Jonathan Ungar entered into in May
          1995, pursuant to which ICC II paid $40,000 to Mr. Ungar in exchange for market research consulting services in the United States, previously filed as Exhibit 10.3 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
10.6      Verbal agreement between ICC II and Alan Henry Woods entered into in May
          1995, pursuant to which ICC II paid $193,000 to Mr. Woods in exchange for market research consulting services in overseas markets, previously filed as Exhibit 10.4 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
OTHER MATERIAL CONTRACTS.
10.7+     Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians (the "Barona
          Tribe"), dated as of April 29, 1996.
10.8      Mutual Release by and between the Company and the Barona Tribe dated as of March 27, 1996.
10.9      Siletz Marketing and Consulting Agreement by and between the Company and the Confederated Tribes of Siletz Indians of Oregon, dated May 28, 1996.
10.10+    Consulting Agreement between the Klamath Tribes and the Company dated
          June 1, 1996.
10.11     Assignment and Assumption of Lease between ICC II and Winland
          Corporation, dated as of January 1, 1995, previously filed as Exhibit
          10.6 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
10.12     Credit Terms and Conditions dated October 10, 1995 by and between Inland
          Casino Corporation and Imperial Bank.
10.13     Note dated October 10, 1995 of Inland Casino Corporation to Imperial
          Bank, and Addendum to such Note.

                                                                                      SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
  NO.                                   DESCRIPTION                                     PAGE
--------  ------------------------------------------------------------------------    --------
10.14     General Security Agreement dated October 10, 1995 by and between Inland
          Casino Corporation and Imperial Bank.
10.15     Warrant to Purchase Stock dated October 10, 1995 issued by Inland Casino
          Corporation to Imperial Bank.
10.16     Amended and Restated Gaming Machine Location Agreement by and between
          SSK Game Enterprises and the Company, dated December 1, 1995.
10.17     Amended and Restated Gaming Machine Location Agreement between Zino,
          Inc. and the Company, dated December 1, 1995.
10.18     Amended and Restated Gaming Machine Location Agreement between American
          Heritage Amusement Corporation and the Company, dated December 1, 1995.
10.19     Lease Agreement between Sprung Instant Structures, Inc. and Inland
          Casino Partners (d/b/a Barona Casino), dated December 14, 1993, previously filed as Exhibit 10.10 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.
10.20     Stock Purchase and Settlement and Release Agreement by and between the
          Company and Jack R. Smith dated February 23, 1996, previously filed as
          Exhibit 10.1 to the March 1996 Quarterly Report, which is hereby incorporated herein by reference.
10.21     Promissory Note dated March 4, 1996 in favor of Jack R. Smith in the principal amount of $900,000, previously filed as Exhibit 10.2 to the
          March 1996 Quarterly Report, which is hereby incorporated herein by reference.
10.22     Stock Purchase and Settlement and Release Agreement by and among the
          Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2 to the Company's Current Report on Form
          8-K dated October 1, 1996, filed with the Commission on October 1, 1996
          (File No. 0-11532) (the "October 1, 1996 Current Report"), which is hereby incorporated herein by reference.
10.23     Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.
10.24     Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.
10.25     Talent Agreement dated October 30, 1995 by and between Kenny Rogers
          Productions and the Company.
16.1      Letter of Tanner + Company regarding change in certifying accountant.
27        Financial Data Schedule

---------------
+ Confidential Treatment has been requested with respect to certain provisions of this Agreement pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Such portions of the Agreement have been omitted and filed separately with the Commission.