Form 10QSB
period 1996-09-30
INLAND CASINO CORP
filed 1996-11-14
CIK 318291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES  EXCHANGE ACT OF 1934

        For the quarterly period ended:  September 30, 1996

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 1996, 3,854,548 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one) Yes   No  X
                                                                      ---   ---

                            INLAND CASINO CORPORATION

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             June 30, 1996 and September 30, 1996 .....................      1

             Statements of Operations -
             Three months ended September 30, 1995 and 1996 ...........      2

             Statements of Cash Flows -
             Three months ended September 30, 1995 and 1996 ...........      3

             Notes to Interim Financial Statements ....................      4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION ...................................      9

PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................     14


                                      (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1996

                                                               June 30, 1996   September 30, 1996
                                                               -------------   ------------------
                                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
      Cash                                                       $ 4,347,985       $ 6,106,029
      Accounts receivable                                             91,154           313,592
      Deposits and prepaid expenses                                   53,130            85,041
                                                                 -----------       -----------

                Total current assets                               4,492,269         6,504,662

Property and equipment, net                                          167,213           155,371
Management agreement acquisition costs, net                        6,505,327         6,127,406
Deferred taxes and other                                             607,200           428,800
                                                                 -----------       -----------

                Total assets                                     $11,772,009       $13,216,239
                                                                 ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Advances of future management fees                         $ 2,385,814       $ 2,467,266
      Current portion of long-term debt                              279,946           279,946
      Accounts payable and accrued expenses                          449,289           873,926
      Income taxes payable                                           210,880           555,880
                                                                 -----------       -----------

                Total current liabilities                          3,325,929         4,177,018
                                                                 -----------       -----------

LONG TERM DEBT:
      Note payable, less current portion                             620,054         4,120,054
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common stock, $.001 par, 100,000,000 shares
          authorized, 10,632,792 and 12,541,793 shares
          outstanding                                              2,352,554             3,855
      Retained earnings                                            5,473,472         4,915,312
                                                                 -----------       -----------
                Total shareholders' equity                         7,826,026         4,919,167
                                                                 -----------       -----------

                Total liabilities and shareholders' equity       $11,772,009       $13,216,239
                                                                 ===========       ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

                                                               1995                1996
                                                               ----                ----

Revenue                                                    $  2,652,294        $  3,950,000

Costs and expenses:
     General and administrative expenses                      1,706,150           1,878,391
     Amortization of deferred contract costs                    538,327             604,371
                                                           ------------        ------------
                                                              2,244,477           2,482,762
                                                           ------------        ------------

Operating profit                                                407,817           1,467,238

Other income and (expense):
       Interest income                                                               56,653
       Interest expense                                          (1,692)            (15,750)
                                                           ------------        ------------
                                                                 (1,692)             40,903
                                                           ------------        ------------
Income before income taxes                                      406,125           1,508,141

Income tax provision                                            203,000             715,000
                                                           ------------        ------------

Net income                                                 $    203,125        $    793,141
                                                           ============        ============

Earnings  per share                                        $       0.02        $       0.07
                                                           ============        ============

Shares used in the computation of income per common
and common equivalent share                                  12,601,307          10,680,547
                                                           ============        ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

                                                                       1995               1996
                                                                       ----               ----

Net cash generated by (used in) operating activities:
     Net income                                                     $   203,125        $   793,141
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Amortization and depreciation                                   545,458            616,213
        Deferred taxes                                                   47,000            158,000
        Changes in assets and liabilities:
           Accounts receivable                                          (11,194)          (222,438)
           Deposits, prepaid expenses and other assets                 (296,039)           (11,511)
           Accounts payable and accrued expenses                        987,390            424,638
           Income taxes payable                                         265,228            345,000
                                                                    -----------        -----------
Net cash generated by operating activities                            1,740,968          2,103,043
                                                                    -----------        -----------

Cash used in investing activities:
     Purchases of furniture and equipment                               (42,155)                --
     Management agreement acquisition costs                            (403,323)          (226,450)
                                                                    -----------        -----------
Net cash used in investing activities                                  (445,478)          (226,450)
                                                                    -----------        -----------

Cash flows generated by (used in) financing activities:
    Increase in advances of
        future consulting fees                                          789,149             81,452
    Payment of notes payable                                             (9,734)
    Repurchase and cancellation of common stock                          (1,321)          (200,000)
                                                                    -----------        -----------
Net cash provided by (used in) financing activities                     778,094           (118,549)
                                                                    -----------        -----------

Increase in cash                                                      2,073,584          1,758,044

Cash, beginning of period                                             1,423,826          4,347,985
                                                                    -----------        -----------

Cash, end of period                                                 $ 3,497,410        $ 6,106,029
                                                                    ===========        ===========

Supplemental Disclosures of Cash Flow Information:

    Interest expense paid                                           $     1,692        $        --
                                                                    ===========        ===========
    Interest income received                                        $        --        $    57,862
                                                                    ===========        ===========
    Income taxes paid                                               $        --        $   212,000
                                                                    ===========        ===========
    Income tax refund received                                      $   192,316        $        --
                                                                    ===========        ===========
    Repurchase of common stock by issuance of
          notes payable                                                                $ 3,500,000
                                                                                       ===========

                            INLAND CASINO CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


1.  PRESENTATION OF INTERIM FINANCIAL INFORMATION -

Basis of Presentation - The accompanying interim unaudited financial statements have been prepared by Inland Casino Corporation, a Utah corporation (the "Company" or "Inland Casino"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three month periods ended September 30, 1995 and 1996. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods when their effect is dilutive.

2. REORGANIZATION AND MERGER - Effective July 1, 1994, Inland Casino Partners, a California general partnership ("ICP"), and its partners, Inland Casino Corporation, a Nevada Corporation ("ICC I"), and Eagle Edge Partners ("EEP"), combined to form a new Delaware Corporation, Inland Casino Corporation ("ICC II"). Such transaction is hereinafter referred to as the "Roll-Up Transaction".

On May 22, 1995 the merger of ICC II into and with Twin Creek Exploration Co., Inc. ("Twin Creek"), a Utah corporation, became effective (the "Merger"). To effect the merger, the common stock of Twin Creek was reverse split 1 for 100 and the shareholders of ICC II received 11,930,406 shares, representing approximately 95% of the shares outstanding after the merger. The surviving company was renamed Inland Casino Corporation ("Inland Casino"), and the fiscal year end was changed from September 30 to June 30. The transaction was accounted for as a recapitalization using the carryover basis of the assets and liabilities of ICC II. Accordingly, the financial statements reflect the financial condition, results of operations and cash flows of ICC II, and its predecessors, for periods prior to the merger date, and combined with Twin Creek from that date forward.

3. BUSINESS AND BASIS OF ACCOUNTING - The Company provides operational and other consulting services for gaming operations under consulting agreements with Native American Indian Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. In addition, the Company provides services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (the "Klamath Tribes") in connection with the planned Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The Company

                            INLAND CASINO CORPORATION

                               SEPTEMBER 30, 1996

reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the three months ended September 30, 1995 and 1996 was generated from services provided to the Barona Tribe.

4. AGREEMENTS WITH THE BARONA TRIBE - Prior to April 1, 1996, the Company managed, operated and maintained certain gaming and food and beverage operations in California on behalf of the Barona Tribe in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Operations Agreement") with the Barona Tribe, under a grant of authority from the Barona General Council. The Company's revenue from fees under the Operations Agreement was based upon a percentage of profits or the excess of revenue over certain expenses generated from the gaming operations as defined in the Operations Agreement. The National Indian Gaming Commission (the "NIGC") has not approved the Operations Agreement. In March 1996, the Company entered into a Consulting Agreement with the Barona Tribe,with an effective date of April 1, 1996, relating to the operations of the Barona Casino (the "Initial Consulting Agreement"). In May 1996, after the parties recognized an inadvertent mistake in the provision relating to consulting fees had been made, the Company and the Barona Tribe agreed to an Amended and Restated Consulting Agreement (the "Barona Consulting Agreement" or "Consulting Agreement"). In addition, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement (the "Release"). The Barona Consulting Agreement and the Release have effective dates of April 1, 1996.

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

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the NIGC and in May 1996 the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). The Company intends to submit the Consulting Agreement to the NIGC and the BIA. Although there can be no assurance that the NIGC will conclude that the Consulting Agreement is not a management agreement, the Company believes that, based upon its prior ruling with respect to the Initial Consulting Agreement, the NIGC will make a similar determination with respect to the Consulting Agreement. In addition, if the BIA determines that the Initial Consulting Agreement and/or the Consulting Agreement is subject to its review, there can be no assurance that such Agreements will be approved by the BIA. Failure to approve the Initial Consulting Agreement or the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.

5. DEFERRED CONTRACT COSTS - Pursuant to oral agreements with the Barona Tribe, the Company has agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed any

                            INLAND CASINO CORPORATION

                               SEPTEMBER 30, 1996


financial liability for costs associated with developing the Barona Casino, the Company assumed liability for these obligations and capitalized those costs incurred as deferred contract costs, since (i) the Company had the ultimate responsibility for the costs incurred and (ii) management believes that these costs were fully recoverable over the life of the Operations Agreement and the Consulting Agreement, through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion.

On an ongoing basis, the Company reviews the valuation and recoverability of these unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

Through March 31, 1996, amortization of these deferred costs was calculated as the greater of the amortization using (i) the straight-line method over the remaining term of the Operations Agreement or (ii) an accelerated method, whichever is greater. The accelerated amortization was equal to the excess of fees earned over 30% of Casino operating income. Beginning April 1, 1996, amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of the Operations Agreement and the Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise.

The Consulting Agreement can be terminated by the Barona Tribe for any material breach by the Company, as defined in such Agreement. Management is not aware of any material breach of the Consulting Agreement.

6. COMMON STOCK REPURCHASE: On March 4, 1996, the Company repurchased 1,908,865 shares of its common stock and an option to purchase 894,780 shares of its common stock from Jack R. Smith, a former executive officer, director, and principal shareholder, for consideration totaling $1,400,000. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal annual installments of principal and interest of $342,947. In addition, if the Company's common stock reaches certain levels during measurement periods prior to March 1998 and 1999, Mr. Smith will be entitled to receive up to $250,000 for each measurement period.

On September 30, 1996, pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996 (the "Stock Purchase Agreement") by and among Jonathan Ungar, Alan Henry Woods and the Company, the Company purchased 3,424,913 shares of its common stock from Mr. Ungar and 3,353,331 shares of its common stock from Mr. Woods. The terms of the Stock Purchase Agreement include
(i) a cash payment of $200,000 upon closing, (ii) the issuance of unsecured promissory notes in the principal amount of $3,500,000, with interest at the rate of 10%, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue a total of $9,856,488 in unsecured promissory notes ($4,981,276 in principal amount

                            INLAND CASINO CORPORATION

                               SEPTEMBER 30, 1996


to Mr. Ungar and $4,875,212 in principal amount to Mr. Woods) including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation to issue an additional $3,000,000 principal amount ($1,515,000 to Mr. Ungar and $1,485,000 to Mr.
Woods) in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then "preferred" or "prime" rate of interest charged to the Company by the Company's principal bank, with interest only for three years from date of issuance, followed by two equal annual installments of principal, plus interest on the remaining principal.

The obligations to issue the Initial Contingent Obligations (i.e., $2,000,000 in notes for four years and $1,856,488 in notes for a fifth year) are contingent upon the Company's retained earnings balance being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. Dividends paid by the Company and certain other payments, if any, are to be added back to the retained earnings balance for purposes of this contingency calculation. The period for determining the Company's obligation to issue each of the $2,000,000 and $1,856,488 in principal amount of notes is an eight year period commencing with the fiscal year ending June 30, 1997. If the $4,000,000 retained earnings test is not met in one year, the Company is not obligated to issue the notes in that year. However, the test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997, but each year can be used only once during the eight year period, and only five out of the eight years may be used. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona tribe: and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

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

                            INLAND CASINO CORPORATION

                               SEPTEMBER 30, 1996


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

On June 30, 1994, the U.S. Attorney of the Southern District of California announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe, that would allow the Barona Tribe to continue to operate without expansion of gaming activities until one or more of the following occurs:

     - A compact with the State of California is negotiated or the Secretary of the Interior expressly authorizing gaming, such as certain card or electronic/video gaming, which have not been previously addressed;

     - Entry of final judgments and exhaustion of all appellate remedies in certain cited suits pending before federal courts;

     - Enactment of federal legislation that authorizes the operation of the electronic/video games at issue without a tribal-state compact;

     - Amendment of the NIGC's regulations to include the electronic/video games within the definition of gaming or permissible technologic aids thereto which are not subject to State compact; or

     -    Material breach of the understanding by the tribes.

Management is not aware of any violations of the verbal understanding by the Barona Tribe or any other Indian Tribe which is a party to such understandings.

The Company is also subject to claims and lawsuits which arise in the ordinary course of business. The Company does not anticipate any material losses with respect to such existing or pending claims and lawsuits.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

From its formation through March 31, 1996, the Company provided services for the Barona Tribe at the Barona Casino under the terms of the Operations Agreement, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. Through March 31, 1996, the Company earned fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by IGRA.. Generally, the Operations Agreement defined "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis. The Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

Effective April 1, 1996, the Company commenced providing consulting services to the Barona Tribe pursuant to the Consulting Agreement. The Company and the Barona Tribe also entered into a Mutual Release, effective April 1, 1996, releasing each other from their respective duties under the Operations Agreement.

As part of its obligation to the Barona Tribe under the Operations Agreement, Inland Casino provided significant financing for the construction and expansion of the Barona Casino. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the combined lives of the Operations and Consulting Agreements through April 1999. The recovery of these deferred costs is achieved through the fees earned by Inland Casino pursuant to the agreements with the Barona Tribe. Construction financing obligations, such as those described herein, are incurred upon the recommendation of the Company and are subject to acceptance by the Barona Tribe.

In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting clients in arranging financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters.

In June 1996, the Company began providing consulting services for the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribes") at the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon, and with the Associated Tribes of Northwest Indians in Oregon. In October 1996, the consulting agreement with the Siletz Tribe was terminated.

Also in June 1996, the Company entered into a consulting agreement with the Klamath Tribes to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The opening date of the facility is scheduled for early summer of 1997, and under the terms of its agreement with the Klamath Tribes the Company will not receive fees for consulting services until the facility is opened and operating.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUE. Revenue increased 48.9% from $2,652,294 for the three months ended September 30, 1995 to $3,950,000 for the three months ended September 30, 1996, as a result of higher profit margins at the Barona Casino during the same three-month period. The Company's revenue was solely from fees earned under agreements with the Barona Tribe; namely, the Operations Agreement during the three months ended September 30, 1995, and the Consulting Agreement during the three months ended September 30, 1996.

OPERATING EXPENSES. General and administrative expenses increased 10.1% from $1,706,150 for the three months ended September 30, 1995 to $1,878,391 for the three months ended September 30, 1996, resulting primarily from an increase in compensation expense, reflecting a net increase in the number of full-time employees from 20 to 24 from September 30, 1995 to September 30, 1996, a provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, business development costs, including costs associated with marketing the Company's services to potential new clients, partially offset by decreases in promotional expenses and professional and other consulting fees.

Amortization of deferred contract costs increased 12.3% from $538,327 for the three months ended September 30, 1995 to $604,371 for the three months ended September 30, 1996, resulting primarily from calculating amortization on a higher asset value for the three months ended September 30, 1996.

OTHER INCOME AND EXPENSE. For the three months ended September 30, 1995 interest income was $56,653 compared to zero for the three months ended September 30, 1996. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date on which the Consulting Agreement between the Company and the Barona Tribe replaced the Operations Agreement, the Company began to realize interest income on its cash balances available for investment.

Interest expense increased from $1,692 for the three months ended September 30, 1995 to $15,750 for the three months ended September 30, 1996, primarily as a result of accrued interest during the three months ended September 30, 1996 on a note payable issued in March 1996 in connection with the repurchase of 1,908,875 shares of the Company's common stock from a former officer and director of the Company.

INCOME TAX PROVISION. The income tax provision increased 252.2% from $203,000 for the three months ended September 30, 1995 to $715,000 for the three months ended September 30, 1996, primarily as a result of an increase in taxable income.

LIQUIDITY AND CAPITAL RESOURCES.

During the three months ended September 30, 1996, the Company's cash position increased $1,758,044 from the June 30, 1996 balance of $4,347,985, to $6,106,029 at September 30, 1996. The increase was principally due to net cash generated by operating activities of $2,103,043 during the period, reduced by cash invested in deferred contract costs of $226,450, and use of cash flows for financing activities of

$118,549. Cash flows used in financing activities include $200,000 in payments related to the repurchase of shares of common stock, partially reduced by an increase of $81,451 in advances of future fees.

Accounts receivable increased $222,438 during the three months ended September 30, 1996, primarily as a result of an increase in client billings. Accounts payable and accrued expenses increased $424,637 during the three months ended September 30, 1996, primarily as a result of accrued expenses incurred in connection with consulting contracts.

Long term debt increased $3,500,000, as a result of the issuance of notes payable in connection with the repurchase of shares of common stock.

The deferred contract costs, totaling $13,387,403 at September 30, 1996, were financed principally by cash generated from operations, advances of future fees from the Barona Casino, working capital and advances and capital contributions from shareholders. From the inception of the Company through September 30, 1996, in addition to its general and administrative expenses, the Company's most significant expenditure has been the funding of the deferred contract costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during this same period was insufficient by itself to fund the deferred contract costs. In addition to fees earned under the Operations and Consulting Agreements, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders. At September 30, 1996, outstanding advances of future fees from the Barona Casino were $2,467,265. Advances do not bear interest and are due on demand.

In the future, if the Operations Agreement is successfully challenged by the NIGC, Inland Casino may be obligated to repay such advances to the Barona Casino even though the Operations Agreement is cancelled. Although the Company believes that it will have the resources sufficient to make repayment of the advances, there can be no assurance that Inland Casino will have the resources to repay any outstanding advances in the future.

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

SUBSEQUENT EVENTS, ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, AND FORWARD-LOOKING STATEMENTS.

Subsequent Events.

Transactions with the Klamath Tribes - In October 1996, the Company loaned to the Klamath Tribes, subject to the terms of an 8.25% unsecured promissory note, $1,121,009 in connection with the planned development of the Kla-Mo-Ya Casino. Unless and until the Klamath Tribes obtain outside sources of financing , the Company may loan the Klamath Tribes up to an additional approximately $4 million to fund the construction and opening of the Kla-Mo-Ya Casino, which is scheduled to open in May 1997. While the Company believes that cash flow from the future operations of the Kla-Mo-Ya Casino will be adequate to repay the principal and interest on its promissory note due from the Klamath Tribes, as well as additional loans, if any, used to finance construction, there is no assurance that the Kla-Mo-Ya Casino will open as scheduled, or if opened, that cash flows from operations will be adequate to service the then-outstanding debt due to the Company.

Under the terms of the Tribal State Compact for Regulation of Class III Gaming between The Klamath Tribes and the State of Oregon (the "Compact"), the Klamath Tribes plan to open the Kla-Mo-Ya Casino initially as a temporary facility, which will permit the operation of 300 video lottery terminals for a twelve-month period. Under the terms of the Compact, at the end of the twelve-month period, the Klamath Tribes must either increase the square footage of the casino facility to provide that the video lottery terminal area comprises no more than fifteen percent (15%) of the total square footage of the casino facility, or reduce the video lottery terminal area (and therefore the number of terminals or machines) to equal fifteen percent (15%) of the square footage of the temporary facility. If the Klamath Tribes are unable to open the Kla-Mo-Ya Casino, or experience long delays in its opening, or if cash flow from its operations is not adequate to pay its obligations, the Company may lose all or a portion of its investment in loans due from the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

The Company has filed an application with the State of Oregon to provide consulting services as a vendor for Indian gaming operations in Oregon. The application is currently pending, and while the Company believes that it will become an approved vendor in the State of Oregon, there is no assurance that the Company will receive such approval.

Cancellation of Credit Agreement - On September 20, 1996, the Company commenced the process of canceling a bank credit agreement. Pursuant to such agreement, among other things, the Company granted to the bank a security interest in the Company's assets and an immediately exerciseable warrant to purchase 40,000 shares of the Company's common stock at a price of $5.00 per share.
On October 22,

1996, the bank agreed to cancel the credit agreement, terminate its security interest in the Company's assets, but retained the warrant. During the three months ended September 30, 1996 and all prior periods, the Company did not utilize such credit facility.

Additional Factors That May Affect Future Results.

Gaming on Indian land is extensively regulated by federal, state and tribal governments. The present regulatory environment is extremely uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of Inland Casino, as would criminal and civil enforcement actions taken by federal agencies which could be commenced before the outcome of such litigation is known.

In addition, the Company's Consulting Agreements with the Barona Tribe and the Klamath Tribes have not yet been approved by all regulatory authorities. If the Consulting Agreements (particularly, the Barona Consulting Agreement) are not approved or are significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company.

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

Forward-looking Statements.

Included in the Notes to the Interim Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from that expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainty involved in the regulatory approval process relating to the Consulting Agreement; the regulatory approach taken with respect to the now terminated Operations Agreement; the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming; the availability of funding alternatives to fulfill certain contemplated development projects at the Barona Casino and the Kla-Mo-Ya Casino; and the general economic factors affecting the gaming industry in general and Indian gaming in particular in the geographic market within which the Company competes.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  EXHIBITS.

         Exhibit No.

          3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, filed with the U.S. Securities and Exchange Commission (the "Commission") on October 12, 1995 (File No. 0-11532), which is hereby incorporated herein by reference.

          3.2 Amended and Restated By-laws of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as
                     Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996, filed with the Commission on May 17, 1996 (File No. 0-11532), which is hereby incorporated herein by reference.

           10.1 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current Report"), which is hereby incorporated herein by reference.

           10.2 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

           10.3 Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

             27.     Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K.

During the three months ended September 30, 1996, no reports on Form 8-K were filed by the Company with the Commission; however, the Company filed during its second quarter ending December 31, 1996, a Current Report on Form 8-K dated October 1, 1996, disclosing the terms of the repurchase of 6,778,244 shares of its common stock from two principal shareholders on September 30, 1996, pursuant to that certain Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INLAND CASINO CORPORATION,
                                                 a Utah Corporation (Registrant)

Date:   November 14, 1996                          By /s/ Duane M. Eberlein
                                                      ---------------------
                                                      Duane M. Eberlein
                                                      Vice President, Chief
                                                      Financial Officer and
                                                      Secretary
                                                      (Principal Financial and
                                                      and Accounting Officer)

                                  EXHIBIT INDEX



      Exhibit No.                        Description

          3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, filed with the U.S. Securities and Exchange Commission (the "Commission") on October 12, 1995 (File No. 0-11532), which is hereby incorporated herein by reference.

          3.2 Amended and Restated By-laws of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as
                     Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996, filed with the Commission on May 17, 1996 (File No. 0-11532), which is hereby incorporated herein by reference.

          10.1 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current Report"), which is hereby incorporated herein by reference.

          10.2 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

          10.3 Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

           27        Financial Data Schedule