Form 10QSB
period 1996-12-31
INLAND CASINO CORP
filed 1997-02-14
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X   No
                           ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 12, 1997, 3,854,548 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one) Yes  No  X
                                                                      --   ---
================================================================================

                            INLAND CASINO CORPORATION


                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             June 30, 1996 and December 31, 1996.......................... 1

             Statements of Operations -
             Three months ended December 31, 1995 and 1996................ 2
             Six months ended December 31, 1995 and 1996.................. 3

             Statements of Cash Flows -
             Six months ended December 31, 1995 and 1996.................. 4

             Notes to Interim Financial Statements........................ 5

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION............................ 12

PART II.  OTHER INFORMATION

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS................................ 17

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................... 18


                                       (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1996



                                                                       June 30, 1996   December 31, 1996
                                                                       -------------   -----------------
                                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS:
          Cash                                                           $ 4,347,985      $ 3,492,340
          Notes receivable                                                                  1,121,009
          Accounts receivable                                                 91,154          481,974
          Deposits and prepaid expenses                                       53,130          129,634
                                                                         -----------      -----------

                    Total current assets                                   4,492,269        5,224,957


PROPERTY AND EQUIPMENT, NET                                                  167,213          183,196
DEFERRED CONTRACT COSTS, NET                                               6,505,327        6,030,720
RESTRICTED CASH AND OTHER INVESTMENTS                                      2,397,993
DEFERRED TAXES                                                               462,126          294,126
DEPOSITS AND OTHER ASSETS                                                    145,074          103,324
                                                                         -----------      -----------

                    Total assets                                         $11,772,009      $14,234,316
                                                                         ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

          Advances of future consulting fees                             $ 2,385,814      $ 2,980,739
          Current portion of long-term debt                                  279,946          279,946
          Accounts payable and accrued expenses                              449,289        1,080,769
          Income taxes payable                                               210,880          297,680
                                                                         -----------      -----------

                    Total current liabilities                              3,325,929        4,639,134
                                                                         -----------      -----------

LONG TERM DEBT:
          Note payable, less current portion                                 620,054        4,120,054
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
          Common stock, $.001 par, 100,000,000 shares
            authorized, 12,541,793 and 3,854,548 shares
            outstanding at June 30, 1996 and December 31,
            1996, respectively                                             2,352,554            3,855
          Retained earnings                                                5,473,472        5,471,273
                                                                         -----------      -----------
                    Total shareholders' equity                             7,826,026        5,475,128
                                                                         -----------      -----------

                    Total liabilities and shareholders' equity           $11,772,009      $14,234,316
                                                                         ===========      ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)


                                                           1995                1996
                                                       ------------       ------------
Revenue                                                $  1,688,922       $  3,808,317

Costs and expenses:
     General and administrative expenses                  1,874,338          2,188,231
     Amortization of deferred contract costs                564,180            635,720
                                                       ------------       ------------
                                                          2,438,518          2,823,951
                                                       ------------       ------------

Operating profit (loss)                                    (749,596)           984,366

Other income and (expense):
     Interest income                                                            76,843
     Interest expense                                        (1,229)          (103,250)
                                                       ------------       ------------
                                                             (1,229)           (26,407)
                                                       ------------       ------------
Income (loss) before income taxes                          (750,825)           957,959

Income tax provision (credit)                              (335,000)           402,000
                                                       ------------       ------------

Net income (loss)                                      $   (415,825)      $    555,959
                                                       ============       ============

Earnings (loss) per share                              $      (0.03)      $       0.14
                                                       ============       ============

Shares used in the computation of income per
common and common equivalent share                       12,541,657          4,110,823
                                                       ============       ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)



                                                           1995               1996
                                                       ------------       ------------
Revenue                                                $  4,341,216       $  7,758,317

Costs and expenses:
     General and administrative expenses                  3,580,487          4,066,623
     Amortization of deferred contract costs              1,102,507          1,240,091
                                                       ------------       ------------
                                                          4,682,994          5,306,714
                                                       ------------       ------------

Operating profit (loss)                                    (341,778)         2,451,603

Other income and (expense):
     Interest income                                                           133,497
     Interest expense                                        (2,922)          (119,000)
                                                       ------------       ------------
                                                             (2,922)            14,497
                                                       ------------       ------------
Income (loss) before income taxes                          (344,700)         2,466,100

Income tax provision (credit)                              (132,000)         1,117,000
                                                       ------------       ------------

Net income (loss)                                      $   (212,700)      $  1,349,100
                                                       ============       ============

Earnings (loss) per share                              $      (0.02)      $       0.18
                                                       ============       ============

Shares used in the computation of income per
common and common equivalent share                       12,541,657          7,326,303
                                                       ============       ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)


                                                                    1995              1996
                                                                -----------       -----------
Net cash generated by (used in) operating activities:
      Net income (loss)                                         $  (212,700)      $ 1,349,100
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization and depreciation                           1,118,861         1,265,295
          Deferred taxes                                            126,000           168,000
           Changes in assets and liabilities:
               Notes receivable                                  (1,121,009)
               Accounts receivable                                  (37,000)         (390,820)
               Prepaid expenses, deposits and other assets         (333,344)          (34,754)
               Accounts payable and accrued expenses                115,007           631,480
               Income taxes payable                                (380,986)           86,800
                                                                -----------       -----------
Net cash generated by operating activities                          395,838         1,954,092
                                                                -----------       -----------

 Cash used in investing activities:
      Purchases of furniture and equipment                          (73,528)          (41,185)
      Deferred contract costs                                       (891,856)        (765,484)
      Acquisition of revenue bonds and restricted cash                             (2,397,993)
                                                                                  -----------
 Net cash used in investing activities                             (965,384)       (3,204,662)
                                                                -----------       -----------
Cash flows generated by (used in) financing activities:
      Increase  in advances of future
       consulting fees                                              622,875           594,925
      Payment of notes payable                                      (19,713)
      Repurchase and cancellation of common stock                    (1,320)         (200,000)
                                                                -----------       -----------
Net cash provided by financing activities                           601,842           394,925
                                                                -----------       -----------

Increase (decrease) in cash                                          32,296          (855,645)

Cash, beginning of period                                         1,423,826         4,347,985
                                                                -----------       -----------

Cash, end of period                                             $ 1,456,122       $ 3,492,340
                                                                ===========       ===========

Supplemental Disclosures of Cash Flow Information:

     Interest expense paid                                      $     2,922    $          -
                                                                ===========       ===========
     Interest income received                               $           -         $    57,862
                                                                ===========       ===========
     Income taxes paid                                          $    16,152       $   212,000
                                                                ===========       ===========
     Income tax refund received                                 $   192,316    $          -
                                                                ===========       ===========
     Repurchase of common stock by issuance of
        notes payable                                       $           -         $ 3,500,000
                                                                ===========       ===========

                            INLAND CASINO CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.   PRESENTATION OF INTERIM FINANCIAL INFORMATION.


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


Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three and six month periods ended December 31, 1995 and 1996. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods when their effect is dilutive.


2. REORGANIZATION AND MERGER. Effective July 1, 1994, Inland Casino Partners, a California general partnership ("ICP"), and its partners, Inland Casino Corporation, a Nevada Corporation ("ICC I"), and Eagle Edge Partners ("EEP"), combined to form a new Delaware Corporation, Inland Casino Corporation ("ICC II"). Such transaction is hereinafter referred to as the "Roll-Up Transaction".


On May 22, 1995, the merger of ICC II into and with Twin Creek Exploration Co., Inc. ("Twin Creek"), a Utah corporation, became effective (the "Merger"). To effect the merger, the common stock of Twin Creek was reverse split 1 for 100 and the shareholders of ICC II received 11,930,406 shares, representing approximately 95% of the shares outstanding after the merger. The surviving company was renamed Inland Casino Corporation ("Inland Casino"), and the fiscal year end was changed from September 30 to June 30. The transaction was accounted for as a recapitalization using the carryover basis of the assets and liabilities of ICC II. Accordingly, the financial statements reflect the financial condition, results of operations and cash flows of ICC II, and its predecessors, for periods prior to the merger date, and combined with Twin Creek from that date forward.

3. BUSINESS AND BASIS OF ACCOUNTING. The Company provides operational and other consulting services for gaming operations under consulting agreements with Native American Indian Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. In addition, the Company provides services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (the"Klamath Tribes") in connection with the planned Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the three and six months ended December 31, 1995 and 1996 was generated

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


from services provided to the Barona Tribe, with the exception of $65,817 in fees earned for consulting work performed for a tribe in New Mexico during the three months ended December 31, 1996.

4. AGREEMENTS WITH THE BARONA TRIBE. Prior to April 1, 1996, the Company managed, operated and maintained certain gaming and food and beverage operations in California on behalf of the Barona Tribe in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Operations Agreement") with the Barona Tribe, under a grant of authority from the Barona General Council. The Company's revenue from fees under the Operations Agreement was based upon a percentage of profits or the excess of revenue over certain expenses generated from the gaming operations as defined in the Operations Agreement. In March 1996, the Company entered into a Consulting Agreement with the Barona Tribe, with an effective date of April 1, 1996, relating to the operations of the Barona Casino (the "Initial Consulting Agreement"). In May 1996, after the parties recognized an inadvertent mistake in the provision relating to consulting fees had been made, the Company and the Barona Tribe agreed to an Amended and Restated Consulting Agreement (the "Barona Consulting Agreement" or "Consulting Agreement"). In addition, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement (the "Release"). The Barona Consulting Agreement and the Release have effective dates of April 1, 1996.

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

In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2 million to the Barona Tribe for general improvement on the reservation, payable in five equal annual installments, commencing in January 1997. The $250,000 reimbursement to NIGC was accrued as an expense as of December 31, 1996, and the Company will account for the $2 million in payments as deferred contract costs, which will be amortized over the remaining life of the Consulting Agreement with the Barona Tribe.

In January 1997, the Company submitted the Consulting Agreement to the NIGC. Although there can be no assurance that the NIGC will conclude that the Consulting Agreement is not a management agreement, the Company believes that, based upon its prior ruling with respect to the Initial Consulting Agreement, and based on its findings in the settlement agreement, the NIGC will make a similar determination with respect to the Consulting Agreement. If the BIA determines that the Initial Consulting Agreement and/or

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


the Consulting Agreement is subject to its review, there can be no assurance that such Agreements will be approved by the BIA. Failure to approve the Initial Consulting Agreement or the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.

5. CONSULTING AGREEMENT WITH THE KLAMATH TRIBES. In June 1996, the Company entered into a consulting agreement (the "Klamath Agreement") with the Klamath Tribes. The Klamath Tribes plan to build and operate the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The opening date of the facility is scheduled for mid-summer of 1997.

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

The Kla-Mo-Ya Casino project is to be constructed on a 42-acre site which has been acquired by the Klamath Tribes, and which is in the process of being converted to fee simple property and transferred to the U. S. Government to be held in trust for the benefit of the Tribes. In connection with the acquisition of the 42-acre parcel, the Company loaned $1,121,009 to the Klamath Tribes pursuant to the terms of an 8.25% unsecured promissory note. The loan was repaid in January 1997. The Klamath Tribes plan to construct a temporary gaming facility on the site, at an estimated cost of approximately $9.5 million. Funding for the land purchase and construction of the facility has been obtained by the sale and issuance of $4,735,000 in revenue bonds issued by the Tribes. In connection with such bond financing, the Company expended $879,933 to purchase revenue bonds with a face amount of $900,000. As a condition of the bond financing, the Company agreed to purchase and hold at least $500,000 face amount of the such bonds for a five year period. In January 1997, the Company sold $200,000 face amount of such bonds for $197,415. Preopening costs and expenses of approximately $1.5 million are being financed by loans made pursuant to a bank credit agreement with the Klamath Tribes. The Company has pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. In addition, the Klamath Tribes plan to obtain lease financing for approximately $3.4 million in gaming and other equipment, signage, furniture and fixtures.

Under the terms of the Tribal State Compact for Regulation of Class III Gaming between The Klamath Tribes and the State of Oregon (the "Compact"), the Klamath Tribes plan to open the Kla-Mo-Ya Casino initially as a temporary facility which will permit the operation of 300 video lottery terminals for a twenty-four-month period. Under the terms of the Compact, at the end of the twenty-four-month period, the Klamath Tribes must either increase the square footage of the casino facility to provide that the video lottery terminal area comprises no more than fifteen percent (15%) of the total square footage of the casino facility, or reduce the video lottery terminal area (and therefore the number of terminals or machines) to equal fifteen percent (15%) of the square footage of the temporary facility. There is no assurance that financing can be obtained by the Klamath Tribes to complete either the construction of a permanent facility or the conversion of the temporary facility into a permanent facility.

If the Klamath Tribes are unable to open the Kla-Mo-Ya Casino or experience long delays in its opening, or if cash flow from its operations is not adequate to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


collateral for bank loans to the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

As of December 31, 1996, the Company incurred costs and expenses and made initial payments to certain contractors totalling approximately $428,000 on behalf of the Klamath Tribes. In January 1997, the Company received reimbursement for these payments from the Klamath Tribes. The Company has signed contracts for the construction of the Kla-Mo-Ya Casino totalling approximately $1,250,000 as of December 31, 1996. The Company is currently in the process of assigning those contracts to the Klamath Tribes. While the Company believes that all liabilities under the construction contracts will be assumed directly by the Klamath Tribes, payments, if any, that the Company is required to make which are not reimbursed by the Klamath Tribes, could result in losses to the Company, which could have a material adverse effect on the Company's financial condition.

The term of the Klamath Agreement is 5 years, commencing with the date of opening of the Kla-Mo-Ya Casino. At any time after the first full year of the Agreement, the Tribes may terminate the Agreement by giving 30 days' notice to the Company, during which time the Agreement will remain in effect, and by paying the Company an amount equal to 12 times the average consulting fees paid over the past 12 months. The Klamath Tribes will not be required to make these early termination payments essentially if, upon review and investigations, the Company does not meet the criteria necessary to qualify as a vendor to Indian gaming, as determined by the State of Oregon, the Klamath Tribes or the NIGC. Either party may terminate the Agreement in the event the other party (i) commits or knowingly allows to be committed any act of theft or embezzlement; or
(ii) commits a material breach of the Agreement, defined as a failure of either party to perform any duty or obligation required under the Agreement. In addition, the Tribes may terminate the Agreement if the Company commits a material breach of any of the Company's representations or fails to disclose pertinent information that adversely affects its ability to carry out its responsibilities under the Agreement. After notice and time to cure, remedies for breach include the Company's meeting and conferring in good faith with the Tribes' Executive Committee and binding arbitration before the American Arbitration Association in the State of Oregon.

For services rendered pursuant to the Klamath Agreement, the Company will receive a base consulting fee of $25,000 per month, commencing from the opening of the Kla-Mo-Ya Casino if the Casino earns an operating profit of at least $50,000 per month, and will receive additional consulting fees if certain operating levels are reached. From June 1996 through to the planned opening of the casino, the Company will be reimbursed for its out-of-pocket costs and expenses related to the Kla-Mo-Ya Casino.

Since the Compact permits the Tribe to offer Class III games at its casino, as that term is defined in the Indian Gaming Regulatory Act and which would include many of the games allowed in the State of Oregon, including blackjack and video lottery terminals, the Klamath Agreement must be reviewed by the National Indian Gaming Commission (the "NIGC") The Klamath Agreement was submitted by the Tribe to the NIGC, and in January 1997 the NIGC determined that such agreement was not a management agreement and, therefore not subject to NIGC approval, and forwarded such agreement to the BIA. If the BIA determines that the Klamath Agreement is subject to its review, there can be no assurance that such agreement will be approved by the BIA. Failure to approve Klamath Agreement may have a material adverse effect on the business and financial condition of the Company.

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


The State of Oregon requires that vendors providing goods and services to Indian gaming operations apply and receive approval by the Gaming Division of the Oregon State Police. The Company has completed and submitted its application, but there is no assurance that the Company will receive such approval. The Klamath Tribes will operate the Kla-Mo-Ya Casino under the provisions of the Compact with the State of Oregon.

6. DEFERRED CONTRACT COSTS. Pursuant to oral agreements with the Barona Tribe, the Company has agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed liability for any of these obligations, the Company has capitalized those costs incurred as deferred contract costs, since
(i) the Company had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (ii) management believes that these costs are fully recoverable over the life of the Operations Agreement and the Consulting Agreement through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion. On an ongoing basis, the Company reviews the valuation and recoverability of these unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

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

7. COMMON STOCK REPURCHASE. On March 4, 1996, the Company repurchased 1,908,865 shares of its common stock and an option to purchase 894,780 shares of its common stock from Jack R. Smith, a former executive officer, director, and principal shareholder of the Company, for consideration totaling $1,400,000. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal annual installments of principal and interest of $342,947. In addition, if the Company's common stock reaches certain levels during measurement periods prior to March 1998 and 1999, Mr. Smith will be entitled to receive up to $250,000 for each measurement period. On September 30, 1996, pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996 (the "Stock Purchase Agreement") by and among Jonathan Ungar, Alan Henry Woods and the Company, the Company purchased 3,424,913 shares of its common stock from Mr. Ungar, a former director of the Company, and 3,353,331 shares of its common stock from Mr. Woods. The terms of the Stock Purchase Agreement include (i) a cash payment of $200,000 upon closing, (ii) the issuance of unsecured promissory notes in the principal amount of $3,500,000, with interest at the rate of 10%, payments of interest only for the first three years, followed by three equal

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue a total of $9,856,488 in unsecured promissory notes ($4,981,276 in principal amount to Mr. Ungar and $4,875,212 in principal amount to Mr. Woods) including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation to issue an additional $3,000,000 in principal amount ($1,515,000 to Mr. Ungar and $1,485,000 to Mr. Woods) in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then "preferred" or "prime" rate of interest charged to the Company by the Company's principal bank, with interest only for three years from the date of issuance, followed by two equal annual installments of principal, plus interest on the remaining principal balances.


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

8. COMMITMENTS AND CONTINGENCIES - LITIGATION. Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, and numerous other issues. The Barona Tribe is not a party to these cases nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

The impact of decisions in various cases, however, could have a significant impact on the operations of Barona Casino and the Company when decided. Specifically, current cases are addressing the legality of electronic gaming equipment and certain card games in California (currently used in the Barona Casino)

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



and the enforcement rights applicable to Federal and State governments. Various courts have ruled in different cases, or in different hearings on the same case, both in the states' favor and in the tribes' favor on the same or similar issues. There are appeals remaining in a number of cases and other cases may rise. Until there are definitive rulings by the courts, the legality of the gaming activities in California will not be known.

On June 30, 1994, the U.S. Attorney of the Southern District of California announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe, that would allow the Barona Tribe to continue to operate without expansion of gaming activities until one or more of the following occurs:

- A compact with the State of California is negotiated or the Secretary of the Interior that expressly authorizes gaming, such as certain card or electronic/video gaming, which have not been previously addressed;

- Entry of final judgments and exhaustion of all appellate remedies in certain suits pending before federal courts;

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

Effective April 1, 1996, the Company commenced providing consulting services to the Barona Tribe pursuant to the Consulting Agreement. The Company and the Barona Tribe also entered into a Mutual Release, effective April 1, 1996, releasing each other from their respective duties and obligations under the Operations Agreement.

As part of its obligation to the Barona Tribe under the Operations Agreement, Inland Casino provided significant financing for the construction and expansion of the Barona Casino. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the combined lives of the Operations and Consulting Agreements through March 1999. The recovery of these deferred costs is achieved through the fees earned by Inland Casino pursuant to the agreements with the Barona Tribe. Construction financing obligations with the Barona Tribe, such as those described herein, are incurred upon the recommendation of the Company and are subject to acceptance by the Barona Tribe.

In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting clients in arranging financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters.

In June 1996, the Company began providing consulting services for the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribes") at the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon, and with the Associated Tribes of Northwest Indians in Oregon. In October 1996, the consulting agreement with the Siletz Tribes was terminated.

Also in June 1996, the Company entered into a consulting agreement with the Klamath Tribes to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. The opening date of the facility is scheduled for mid-summer of 1997. Under the terms of its agreement with the Klamath Tribes, the Company will not receive fees for consulting services until the facility is opened and operating, and earning at least $50,000 in operating profits. In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a face amount of $900,000, as part of a $4,735,000 face amount of bond financing. In January 1997, the Company sold $200,000 face amount of such bonds for $197,415. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for bank loans to the Klamath Tribes, and signed contracts for the construction of the Kla-Mo-Ya Casino totalling approximately $1,250,000 as of December 31, 1996. The Company is currently in the process of assigning the contracts to the Klamath Tribes. While the Company believes that all liabilities under the construction contracts will be assumed by the Klamath Tribes, payments, if any, that the Company is required to make which are not reimbursed to the Company by the Klamath Tribes, could result in losses to the Company, which could have a material adverse effect on the Company's financial condition. If the Klamath Tribes are unable to complete the construction of the Kla-Mo-Ya Casino, or for any other reason are unable to open and operate the Kla-Mo-Ya Casino, or if the Kla-Mo-Ya Casino sustains operating losses after opening, the Company may lose a portion or all of its approximately $700,000 investment in revenue bonds and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's financial condition.


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1996.

REVENUE. Revenue increased 125.5% from $1,688,922 for the three months ended December 31, 1995 to $3,808,317 for the three months ended December 31, 1996, as a result of higher profit margins at the Barona Casino during the same three-month period. The Company's revenue was solely from fees earned under agreements with the Barona Tribe; namely, the Operations Agreement during the three months ended December 31, 1995, and the Consulting Agreement during the three months ended December 31, 1996, with the exception of $65,817 in fees earned from consulting services provided to a tribe in New Mexico during the three months ended December 31, 1996.

OPERATING EXPENSES. General and administrative expenses increased 16.7% from $1,874,338 for the three months ended December 31, 1995 to $2,188,231 for the three months ended December 31, 1996, resulting primarily from increases in professional and other consulting fees, an increase in the provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, increases in travel expenses incurred in connection with consulting work in Oregon and New Mexico, an increase in compensation expense (reflecting a net increase in the number of full-time employees from 23 to 30 from December 31, 1995 to December 31, 1996 and increases in salaries and other benefits), increases in allowable political contributions, and increases in costs incurred in connection with the NIGC settlement agreement. The increases were partially offset by decreases in sponsorships costs, other promotional costs, charitable contributions and business development costs.

Amortization of deferred contract costs increased 12.7% from $564,180 for the three months ended December 31, 1995 to $635,720 for the three months ended December 31, 1996, resulting primarily from calculating amortization on a higher asset value for the three months ended December 31, 1996.

OTHER INCOME AND EXPENSE. For the three months ended December 31, 1996, interest income was $76,843 compared to zero for the three months ended December 31, 1995. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date on which the Consulting Agreement between the Company and the Barona Tribe replaced the Operations Agreement, the Company began to realize interest income on its cash balances available for investment.

Interest expense increased from $1,229 for the three months ended December 31, 1995 to $103,250 for the three months ended December 31, 1996, primarily as a result of accrued interest during the three months ended December 31, 1996 on notes payable issued in March 1996 in connection with the repurchase of 1,908,865 shares of the Company's common stock from a former officer and director of the Company, and in September 1996 in connection with the repurchase of 6,778,244 shares of the Company's common stock from two major shareholders, including a former director of the Company.

INCOME TAX PROVISION. The Company recorded an income tax provision $402,000 for the three months ended December 31, 1996, based on income before income taxes of $957,959 for the period, compared to an income tax credit of $335,000 based on an operating loss of $750,825 for the three months ended December 31, 1995.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996.

REVENUE. Revenue increased 78.7% from $4,341,216 for the six months ended December 31, 1995 to $7,758,317 for the six months ended December 31, 1996, as a result of higher profit margins at the Barona Casino during the same six-month period. With the exception of $65,817 in fees earned from consulting services provided to a tribe in New Mexico, the Company's revenue was solely from fees earned under agreements with the Barona Tribe; namely, the Operations Agreement during the six months ended December 31, 1995, and the Consulting Agreement during the six months ended December 31, 1996.

OPERATING EXPENSES. General and administrative expenses increased 13.6% from $3,580,487 for the six months ended December 31, 1995 to $4,066,623 for the six months ended December 31, 1996, resulting primarily from increases promotional costs, an increase in the provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, increases in professional and other consulting fees, an increase in compensation expense (reflecting a net increase in the number of full-time employees and increases in salaries and other benefits), increases in allowable political contributions, increases in costs incurred in connection with the NIGC settlement agreement, and increases in travel expenses incurred in connection with consulting work in Oregon and New Mexico. The increases were partially offset by decreases in sponsorship costs and charitable contributions.

Amortization of deferred contract costs increased 12.5% from $1,102,507 for the six months ended December 31, 1995 to $1,240,091 for the six months ended December 31, 1996, resulting primarily from calculating amortization on a higher asset value for the six months ended December 31, 1996.

OTHER INCOME AND EXPENSE. For the six months ended December 31, 1996, interest income was $133,497 compared to zero for the six months ended December 31, 1995. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date on which the Consulting Agreement between the Company and the Barona Tribe replaced the Operations Agreement, the Company began to realize interest income on its cash balances available for investment.

Interest expense increased from $2,922 for the six months ended December 31, 1995 to $119,000 for the six months ended December 31, 1996, primarily as a result of accrued interest during the six months ended December 31, 1996 on notes payable issued in March 1996 in connection with the repurchase of 1,908,865 shares of the Company's common stock from a former officer and director of the Company, and in September 1996 in connection with the repurchase of 6,778,244 shares of the Company's common stock from two major shareholders, including a former director of the Company.


INCOME TAX PROVISION. The Company recorded an income tax provision $1,117,000 for the six months ended December 31, 1996, based on income before income taxes of $2,466,100 for the period, compared to an income tax credit of $132,000 based on an operating loss of $344,700 for the six months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES.

During the six months ended December 31, 1996, the Company's cash position decreased $855,645 from the June 30, 1996 balance of $4,347,985, to $3,492,340 at December 31, 1996. The decrease was principally due to the use of cash for investing activities of $3,204,662, partially reduced by net cash generated by operating activities of $1,954,090 during the period and by cash flows generated by financing activities of $394,925.

Notes receivable increased as a result of a $1,212,009 loan to the Klamath Tribes for land acquisition, which was repaid in January 1997. Accounts receivable increased $390,820 during the six months ended

December 31, 1996 primarily as a result of $428,123 in construction and other costs paid on behalf of the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino, which was also repaid in January 1997.

Accounts payable and accrued expenses increased $631,480 as a result of accrued costs and expenses associated with the NIGC settlement agreement, accrued expenses incurred in connection with consulting contracts, and accrued interest on notes payable issued in connection with the repurchase of common stock.

Deferred contract costs have been financed principally by cash generated from operations, advances of future fees from the Barona Casino, working capital and advances and capital contributions from shareholders. From the inception of the Company through December 31, 1996, in addition to its general and administrative expenses, the Company's most significant expenditure has been the funding of the deferred contract costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during this same period was insufficient by itself to fund the deferred contract costs. In addition to fees earned under the Operations and Consulting Agreements, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders. The increase in deferred contract costs from $13,160,953 at June 30, 1996 to $13,926,437 at December 31, 1996, was
financed primarily by an increase of $594,925 in advances of future fees from the Barona Casino during the same period. At December 31, 1996, outstanding advances of future fees from the Barona Casino were $2,980,739. Advances do not bear interest and are due on demand.

Cash flows used in financing activities for the six months ended December 31, 1996 include the purchase of a $1,518,000 bank certificate of deposit, which has been pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes to finance preopening costs and expenses of approximately $1.5 million, and an $879,933 investment in $900,000 face amount of revenue bonds issued by the Klamath Tribes. In January 1997, the Company sold $200,000 face amount of the revenue bonds for $197,415, reducing its net investment in the bonds to $682,578. Cash flows used in financing activities also include $200,000 in payments related to the repurchase of shares of common stock. Cash flows generated by financing activities during the six months ended December 31, 1996 included an increase of $594,925 in advances of future fees from the Barona Casino.

Long term debt increased $3,500,000, as a result of the issuance of notes payable in connection with the repurchase of shares of common stock.

It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding for future improvements in the Barona Casino. Depending on the nature and extent of the improvement project, to the extent practicable, it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time.

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

In October, 1996, the Company cancelled a bank credit agreement. Pursuant to such agreement, among other things, the Company granted to the bank a security interest in the Company's assets and an immediately exerciseable warrant to purchase 40,000 shares of the Company's common stock at a price of $5.00 per share. Pursuant to such cancellation, the bank agreed to cancel the credit agreement and terminate its security interest in the Company's assets, but retained the warrant. During the six months ended December 31, 1996 and all prior periods, the Company did not utilize such credit facility.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS AND FORWARD-LOOKING
STATEMENTS.

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

In any event, any material reduction in fees payable to the Company, whether as a result of a modification to the agreements between the Company and the Barona Tribe as a result of regulatory compliance requirements or weakness in the operations of the Barona Casino, could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

FORWARD-LOOKING STATEMENTS.

Included in the Notes to the Interim Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from that expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainty involved in the regulatory approval process relating to the Consulting Agreement and the Klamath Agreement, the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming; the availability of funding alternatives to fulfill certain contemplated development projects at the Barona Casino and the Kla-Mo-Ya Casino; and general economic factors affecting the gaming industry in general and Indian gaming in particular in the respective geographic markets within which the Company competes.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On December 12, 1996, the Company held its Annual Meeting of Shareholders. At such Meeting, the following matters were approved by the shareholders:

         (a) Duane M. Eberlein, Forrest J. Gerard, Andrew B. Laub, Jana McKeag,
G. Fritz Opel, Arthur R. Pfizenmayer, Cornelius E. ("Neil") Smyth and L. Donald Speer II were each elected to serve as directors of the Company to hold office for a term of one year and until their respective successors are elected and qualified. The tabulation of the votes cast for election of Directors was as follows:


     Nominee                       Votes For              Votes Withheld
     -------                       ---------              --------------
Duane M. Eberlein                  3,542,246                    80
Forrest J. Gerard                  3,542,271                    55
Andrew B. Laub                     3,542,256                    70
Jana McKeag                        3,542,326                     0
G. Fritz Opel                      3,542,216                   110
Arthur R. Pfizenmayer              3,542,246                    80
Cornelius E. ("Neil") Smyth        3,542,271                    55
L. Donald Speer II                 3,542,266                    60


and

         (b) The Company's 1996 Nonemployee Directors Stock Option Plan was approved. The tabulation of the votes was as follows:

Votes For                          3,495,956
Votes Against                         41,171
Abstentions                            9,123
Broker Non-Votes                       6,729

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

          10.1 Standard Form of Agreement Between Owner and Architect, dated October 24, 1996 between Inland Casino Corporation, Consultant, and Gaming Environments Design, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.2 (a) Letter Agreement dated October 24, 1996 between Inland Casino Corporation and Nelson-Bourdages, Inc. P.S., for structural engineering consulting services in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.2 (b) Letter Agreement dated October 24, 1996 between Inland Casino Corporation and Nelson-Bourdages, Inc. P.S., for civil engineering consulting services in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.3 Abbreviated Form of Agreement Between Owner and Contractor, dated December 3, 1996 between Inland Casino Corporation and Pacific Industries Northwest, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.4 Standard Form of Agreement Between Contractor and Subcontractor, dated January 3, 1997 between Inland Casino Corporation and Coit Power Incorporated, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.5 Standard Form of Agreement Between Contractor and Subcontractor, dated January 6, 1997 between Inland Casino Corporation and Bellet Construction, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

         Exhibit No.

          10.6 Standard Form of Agreement Between Contractor and Subcontractor, dated January 6, 1997 between Inland Casino Corporation and L.J. Barney and Sons, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

          10.7 Standard Form of Agreement Between Contractor and Subcontractor, dated January 22, 1997 between Inland Casino Corporation and Powley Plumbing, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

           27       Financial Data Schedule.



(b)      Reports on Form 8-K.

During the three months ended December 31, 1996, a Current Report on Form 8-K dated October 1, 1996 was filed by the Company, disclosing under Item 5. Other Events the terms of the repurchase of 6,778,244 shares of the Company's common stock from two of its principal shareholders on September 30, 1996, pursuant to that certain Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996 (the "Stock Purchase Agreement"). The Stock Purchase Agreement and certain related promissory notes were filed as exhibits under Item 7 of the Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INLAND CASINO CORPORATION,
                                       a Utah Corporation (Registrant)

Date:  February 14, 1997               By:  /S/ Duane M. Eberlein
                                       --------------------------
                                       Duane M. Eberlein
                                       Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and
                                       and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.                          Description
   -----------                          -----------

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

      10.1 Standard Form of Agreement Between Owner and Architect, dated October 24, 1996 between Inland Casino Corporation, Consultant, and Gaming Environments Design, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.2 (a) Letter Agreement dated October 24, 1996 between Inland Casino Corporation and Nelson-Bourdages, Inc. P.S., for structural engineering consulting services in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.2 (b) Letter Agreement dated October 24, 1996 between Inland Casino Corporation and Nelson-Bourdages, Inc. P.S., for civil engineering consulting services in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.3 Abbreviated Form of Agreement Between Owner and Contractor, dated December 3, 1996 between Inland Casino Corporation and Pacific Industries Northwest, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.4      Standard Form of Agreement Between Contractor and
                Subcontractor, dated January 3, 1997 between Inland Casino Corporation and Coit Power Incorporated, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.5      Standard Form of Agreement Between Contractor and
                Subcontractor, dated January 6, 1997 between Inland Casino Corporation and Bellet Construction, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

  Exhibit No.                      Description
  -----------                      -----------

      10.6 Standard Form of Agreement Between Contractor and Subcontractor, dated January 6, 1997 between Inland Casino Corporation and L.J. Barney and Sons, in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      10.7 Standard Form of Agreement Between Contractor and Subcontractor, dated January 22, 1997 between Inland Casino Corporation and Powley Plumbing, Inc., in connection with the development and construction of the Kla-Mo-Ya Casino by the Klamath Tribes.

      27        Financial Data Schedule.