Form 10QSB/A
period 1996-12-31
INLAND CASINO CORP
filed 1997-03-21
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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
                                                       ============       ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)


                                                                    1995              1996
                                                                -----------       -----------
Net cash generated by (used in) operating activities:
      Net income (loss)                                         $  (212,700)      $ 1,349,100
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization and depreciation                           1,118,861         1,265,295
          Deferred taxes                                            126,000           168,000
           Changes in assets and liabilities:
               Notes receivable                                                    (1,121,009)
               Accounts receivable                                  (37,000)         (390,820)
               Prepaid expenses, deposits and other assets         (333,344)          (34,754)
               Accounts payable and accrued expenses                115,007           631,480
               Income taxes payable                                (380,986)           86,800
                                                                -----------       -----------
Net cash generated by operating activities                          395,838         1,954,092
                                                                -----------       -----------

 Cash used in investing activities:
      Purchases of furniture and equipment                          (73,528)          (41,185)
      Deferred contract costs                                       (891,856)        (765,484)
      Acquisition of revenue bonds and restricted cash                             (2,397,993)
                                                                -----------       -----------
 Net cash used in investing activities                             (965,384)       (3,204,662)
                                                                -----------       -----------
Cash flows generated by (used in) financing activities:
      Increase in advances of future
       consulting fees                                              622,875           594,925
      Payment of notes payable                                      (19,713)
      Repurchase and cancellation of common stock                    (1,320)         (200,000)
                                                                -----------       -----------
Net cash provided by financing activities                           601,842           394,925
                                                                -----------       -----------

Increase (decrease) in cash                                          32,296          (855,645)

Cash, beginning of period                                         1,423,826         4,347,985
                                                                -----------       -----------

Cash, end of period                                             $ 1,456,122       $ 3,492,340
                                                                ===========       ===========

Supplemental Disclosures of Cash Flow Information:

     Interest expense paid                                      $     2,922       $       -
                                                                ===========       ===========
     Interest income received                                   $       -         $    57,862
                                                                ===========       ===========
     Income taxes paid                                          $    16,152       $   212,000
                                                                ===========       ===========
     Income tax refund received                                 $   192,316       $       -
                                                                ===========       ===========
     Repurchase of common stock by issuance of
        notes payable                                           $       -         $ 3,500,000
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

                                       INLAND CASINO CORPORATION,
                                       a Utah Corporation (Registrant)

Date:  March 20, 1997                  By:  /S/ Duane M. Eberlein
                                       --------------------------
                                       Duane M. Eberlein
                                       Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and
                                       and Accounting Officer)