Form 10QSB
period 1997-03-31
INLAND CASINO CORP
filed 1997-05-15
CIK 318291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ___________ to ___________


                         Commission File Number: 0-11532



                            INLAND CASINO CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Utah                                33-0618806
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

          4225 Executive Square, Suite 1650, La Jolla, California 92037
          -------------------------------------------------------------
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 12, 1997, 3,854,548 shares of common stock, $.001 par value per share, were outstanding.

      Transitional Small Business Disclosure Format (check one)  Yes     No   X
                                                                    ----    ----

================================================================================

                            INLAND CASINO CORPORATION

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
           PART I.  FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

                        Balance Sheets -
                        June 30, 1996 and March 31, 1997.................................         1

                        Statements of Operations -
                        Three months ended March 31, 1996 and 1997.......................         2
                        Nine months ended March 31, 1996 and 1997........................         3

                        Statements of Cash Flows -
                        Nine months ended March 31, 1996 and 1997........................         4

                        Notes to Interim Financial Statements............................         5


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........        11

           PART II.  OTHER INFORMATION

               ITEM 1.  LEGAL PROCEEDINGS................................................        16

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................        16




                                      (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                        JUNE 30, 1996 AND MARCH 31, 1997

                                                              June 30, 1996   March 31, 1997
                                                               -----------     -----------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash                                                     $ 4,347,985     $ 5,486,015
      Accounts receivable                                           91,154         189,607
      Deposits and prepaid expenses                                 53,130         140,220
                                                               -----------     -----------

                Total current assets                             4,492,269       5,815,842

RESTRICTED CASH AND OTHER INVESTMENTS                                            2,203,191
PROPERTY AND EQUIPMENT, NET                                        167,213         173,757
DEFERRED CONTRACT COSTS, NET                                     6,505,327       5,932,662
DEFERRED INCOME TAXES                                              462,126         309,126
DEPOSITS AND OTHER ASSETS                                          145,074          97,174
                                                               -----------     -----------

                Total assets                                   $11,772,009     $14,531,752
                                                               ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Advances of future consulting fees                       $ 2,385,814     $ 2,729,245
      Current portion of long-term debt                            279,946         299,543
      Accounts payable and accrued expenses                        449,289         820,725
      Income taxes payable                                         210,880         241,680
                                                               -----------     -----------

                Total current liabilities                        3,325,929       4,091,193
                                                               -----------     -----------

LONG TERM DEBT:
      Notes payable, less current portion                          620,054       3,820,511
                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common stock, $.001 par, 100,000,000 shares
          authorized, 10,632,792 and 3,854,548 shares
          outstanding at June 30, 1996 and March 31,
          1997, respectively                                     2,352,554           3,855
      Retained earnings                                          5,473,472       6,616,193
                                                               -----------     -----------
                Total shareholders' equity                       7,826,026       6,620,048
                                                               -----------     -----------

                Total liabilities and shareholders' equity     $11,772,009     $14,531,752
                                                               ===========     ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)


                                                            1996               1997
                                                            ----               ----

Revenue                                                  $  3,324,574      $  4,301,663

Costs and expenses:
     General and administrative expenses                    1,446,576         1,707,361
     Amortization of deferred contract costs                  721,992           705,869
                                                         ------------      ------------
                                                            2,168,568         2,413,230
                                                         ------------      ------------

Operating profit                                            1,156,006         1,888,433

Other income and (expense):
     Interest income                                            1,252            93,737
     Interest expense                                             (79)         (103,250)
                                                         ------------      ------------
                                                                1,173            (9,513)
                                                         ------------      ------------
Income before income taxes                                  1,157,179         1,878,920

Income tax provision                                          466,000           734,000
                                                         ------------      ------------

Net income                                               $    691,179      $  1,144,920
                                                         ============      ============

Earnings per share                                       $       0.06      $       0.22
                                                         ============      ============

Shares used in the computation of  income per common
and common equivalent share                                12,086,058         5,191,538
                                                         ============      ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)



                                                             1996              1997
                                                             ----              ----

Revenue                                                  $  7,665,790      $ 12,059,980

Costs and expenses:
     General and administrative expenses                    5,027,359         5,773,983
     Amortization of deferred contract costs                1,824,499         1,945,960
                                                         ------------      ------------
                                                            6,851,858         7,719,943
                                                         ------------      ------------

Operating profit                                              813,932         4,340,037

Other income and (expense):
     Interest income                                            1,548           227,233
     Interest expense                                          (3,001)         (222,250)
                                                         ------------      ------------
                                                               (1,453)            4,983
                                                         ------------      ------------
Income before income taxes                                    812,479         4,354,020

Income tax provision                                          334,000         1,851,000
                                                         ------------      ------------

Net income                                               $    478,479      $  2,494,020
                                                         ============      ============

Earnings per share                                       $       0.04      $       0.34
                                                         ============      ============

Shares used in the computation of  income per common
and common equivalent share                                12,493,457         7,423,856
                                                         ============      ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                      1996           1997
                                                                      ----           ----
Net cash generated by (used in) operating activities:
     Net income                                                   $   478,479      $ 2,494,020
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization and depreciation                               1,850,327        1,984,403
        Deferred taxes                                                 95,001          153,000
        Changes in assets and liabilities:
           Accounts receivable                                        (54,517)         (98,453)
           Prepaid expenses, deposits and other assets                (70,632)         (39,190)
           Accounts payable and accrued expenses                       89,814          371,436
           Income taxes payable                                       115,164           30,800
                                                                  -----------      -----------
Net cash generated by operating activities                          2,503,636        4,896,016
                                                                  -----------      -----------

Cash used in investing activities:
     Acquisition of revenue bonds and restricted cash                               (2,397,993)
     Purchases of furniture and equipment                             (74,629)         (45,767)
     Deferred contract costs                                       (1,449,641)      (1,373,295)
                                                                  -----------      -----------
Net cash used in investing activities                              (1,524,270)      (3,817,055)
                                                                  -----------      -----------

Cash flows provided by (used in) financing activities:
    Increase (decrease) in advances of future
         consulting fees                                             (129,679)         343,431
    Issuance of promissory note                                       900,000
    Payment of notes payable                                          (29,187)        (279,944)
    Sale of revenue bonds                                                              195,582
    Repurchase and cancellation of common stock                    (1,401,321)        (200,000)
                                                                  -----------      -----------
Net cash provided by (used in) financing activities                  (660,187)          59,069
                                                                  -----------      -----------

Increase in cash                                                      319,179        1,138,030

Cash, beginning of period                                           1,423,826        4,347,985
                                                                  -----------      -----------

Cash, end of period                                               $ 1,743,005      $ 5,486,015
                                                                  ===========      ===========

Supplemental disclosures of cash flow information:

    Interest expense paid                                         $     3,001      $    63,000
                                                                  ===========      ===========
    Interest income received                                      $     1,548      $   198,765
                                                                  ===========      ===========
    Income taxes paid                                             $   316,152      $ 1,668,000
                                                                  ===========      ===========
    Income tax refund received                                    $   192,316      $       800
                                                                  ===========      ===========
    Repurchase of common stock by issuance of
          notes payable                                           $        --      $ 3,500,000
                                                                  ===========      ===========

                            INLAND CASINO CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three and nine month periods ended March 31, 1996 and 1997. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods when their effect is dilutive.

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

3. BUSINESS AND BASIS OF ACCOUNTING. The Company provides consulting services for gaming operations under consulting agreements with Native American Indian Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the three and nine months ended March 31, 1996 and 1997 was generated from services provided to the Barona Tribe, with the exception of $117,480 in fees earned for work performed for a tribe in New Mexico during the nine months ended March 31, 1997.

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

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

The Barona Consulting Agreement provides for an initial term of three years, with an option to extend the Consulting Agreement for an additional five year period. Under the terms of the Barona Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the distributions received by the Barona Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the National Indian Gaming Commission (the "NIGC") and in May 1996 the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA").

In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2 million to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company will account for the $2 million in payments as deferred contract costs, which will be amortized over the remaining initial term of the Consulting Agreement with the Barona Tribe.

In January 1997, the Company submitted the Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Consulting Agreement is not a management contract, based on (i) the May 1996 determination of the NIGC with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January 1997 settlement agreement and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management contract. If such a determination was made by the NIGC, failure of the NIGC to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Consulting Agreement is not a management agreement, the

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


NIGC will forward the Agreement to the BIA. If the BIA determines that the Initial Consulting Agreement and/or the Consulting Agreement is subject to its review, there can be no assurance that such Agreements will be approved by the BIA. Failure to approve the Initial Consulting Agreement or the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.



5. CONSULTING AGREEMENT WITH THE KLAMATH TRIBES. In June 1996, the Company entered into a consulting agreement (the "Klamath Agreement") with the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes plan to build and operate the Kla-Mo-Ya Casino to be constructed near Chiloquin, in south-central Oregon. The opening date of the facility is scheduled for mid-summer of 1997.

In May 1997, the Klamath Agreement was terminated by mutual agreement of the Klamath Tribes and the Company.

The Kla-Mo-Ya Casino project is to be constructed on a 42-acre site which has been acquired by the Klamath Tribes, and which is in the process of being converted to fee simple property and transferred to the U. S. Government to be held in trust for the benefit of the Tribes. The Klamath Tribes plan to construct a temporary gaming facility on the site, at an estimated cost of approximately $9.5 million. Funding for the land purchase and construction of the facility has been obtained by the sale and issuance of $4,735,000 in revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company expended $879,933 to purchase revenue bonds with a face amount of $900,000. As a condition of the bond financing, the Company agreed to purchase and hold at least $500,000 face amount of the such bonds for a five year period. In January 1997, the Company sold $200,000 face amount of such bonds for $195,582. Preopening costs and expenses of approximately $1.5 million are being financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company has pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. In addition, the Klamath Tribes plan to obtain lease financing for approximately $3.4 million in gaming and other equipment, signage, furniture and fixtures.

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

The Company has signed contracts for the construction of the Kla-Mo-Ya Casino totalling approximately $1,250,000 as of March 31, 1997. The Company is currently in the process of assigning those contracts to the Klamath Tribes. While the Company believes that all liabilities under the construction contracts will be assumed directly by the Klamath Tribes, payments, if any, that the Company is required to make which are not reimbursed by the Klamath Tribes, could result in losses to the Company, which could have a material adverse effect on the Company's financial condition.

If the Klamath Tribes are unable to open the Kla-Mo-Ya Casino or experience long delays in its opening, additional financing will be required. At this time, there is no assurance that such additional financing can

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


be obtained by the Klamath Tribes to complete either the construction of a permanent facility or the conversion of the temporary facility to a permanent facility.

In addition, if the Klamath Tribes are unable to open the Kla-Mo-Ya Casino or experience long delays in its opening, or if cash flow from its operations is not adequate to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

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

7. COMMON STOCK REPURCHASES. On March 4, 1996, the Company repurchased 1,908,865 shares of its common stock and an option to purchase 894,780 shares of its common stock from Jack R. Smith, a former executive officer, director, and principal shareholder of the Company, for consideration totaling $1,400,000. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal annual installments of principal and interest of $342,947. In addition, if the Company's common stock reaches certain levels during measurement periods prior to March 1998 and 1999, Mr. Smith will be entitled to receive up to $250,000 for each measurement period. On September 30, 1996, pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996 (the "Stock Purchase Agreement") by and among Jonathan Ungar, Alan Henry Woods and the Company, the Company purchased 3,424,913 shares of its common stock from Mr. Ungar, a former director of the Company, and 3,353,331 shares of its common stock from Mr. Woods. The terms of the Stock Purchase Agreement include (i) a cash payment of $200,000 upon closing, (ii) the issuance of unsecured promissory notes in the principal amount of $3,500,000, with

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue a total of $9,856,488 in unsecured promissory notes ($4,981,276 in principal amount to Mr. Ungar and $4,875,212 in principal amount to Mr. Woods) including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and
(iv) another contingent obligation to issue an additional $3,000,000 in principal amount ($1,515,000 to Mr. Ungar and $1,485,000 to Mr. Woods) in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then "preferred" or "prime" rate of interest charged to the Company by the Company's principal bank, with interest only for three years from the date of issuance, followed by two equal annual installments of principal, plus interest on the remaining principal balances.


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

8. COMMITMENTS AND CONTINGENCIES - LITIGATION. Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, and numerous other issues. While the Barona Tribe is a party to certain of these cases, it is not a party to many of these cases, nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.


The impact of decisions in various cases, however, could have a significant impact on the operations of Barona Casino and the Company when decided. Specifically, current cases are addressing the legality of

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997


electronic gaming equipment and certain card games in California (currently used in the Barona Casino) and the enforcement rights applicable to Federal and State governments. Various courts have ruled in different cases, or in different hearings on the same case, both in the states' favor and in tribes' favor on the same or similar issues. There are appeals remaining in a number of cases and other cases may rise. Until there are definitive rulings by the courts, the legality of the gaming activities in California will not be known.

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

9. SUBSEQUENT EVENT - TERMINATION OF CONSULTING AGREEMENT. In May 1997, the consulting agreement with the Klamath Tribes was terminated by mutual agreement of the Klamath Tribes and the Company. (See Note 5, Consulting Agreement with the Klamath Tribes.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

From its formation through March 31, 1996, Inland Casino Corporation and its predecessors (the "Company") provided services for The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") at the Barona Casino under the terms of the Operations Agreement, including providing assistance to the Barona Tribe in the development and expansion of the "Big Top" facility at the Barona Casino. Through March 31, 1996, the Company earned fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in this Report, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by the Indian Gaming Regulatory Act ("IGRA"). Generally, the Operations Agreement defined "net profit" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month which amount shall be calculated on a cash basis. The Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

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

Also in June 1996, the Company entered into a consulting agreement with the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, to be constructed near Chiloquin, in south-central Oregon. In May 1997, the consulting agreement with the Klamath Tribes was terminated.

In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a face amount of $900,000, as part of a $4,735,000 face amount of bond financing. In January 1997, the Company sold $200,000 face amount of such bonds for $195,582. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for third-party bank loans to the Klamath Tribes, and signed contracts for the construction of the Kla-Mo-Ya Casino totalling approximately $1,250,000 as of March 31, 1997. The Company is currently in the process of assigning the construction contracts to the Klamath Tribes. While the Company believes that all liabilities under the construction contracts will be assumed by the Klamath Tribes, payments, if any, that the Company is required to make which are not reimbursed to the Company by the Klamath Tribes could result in losses to the Company, which could have a material adverse effect on the Company's financial condition. In addition, if the Klamath Tribes are unable to complete the construction of the Kla-Mo-Ya Casino, or for any other reason are unable to open and operate the Kla-Mo-Ya Casino, or if the Kla-Mo-Ya Casino sustains operating losses after opening, the Company may lose a portion or all of its approximately $700,000 investment in revenue bonds and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's liquidity and financial condition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997.

REVENUE. Revenue increased 29.4% from $3,324,574 for the three months ended March 31, 1996 to $4,301,663 for the three months ended March 31, 1997, as a result of higher profit margins at the Barona Casino. The Company's revenue was solely from fees earned under agreements with the Barona Tribe; namely, the Operations Agreement during the three months ended March 31, 1996, and the Consulting Agreement during the three months ended March 31, 1997, with the exception of $51,663 in fees earned from consulting services provided to a tribe in New Mexico during the three months ended March 31, 1997.

OPERATING EXPENSES. General and administrative expenses increased 18.0% from $1,446,576 for the three months ended March 31, 1996 to $1,707,361 for the three months ended March 31, 1997, resulting primarily from increases in consulting and legal fees, an increase in compensation expense as a result of increases in salaries and other benefits, an increase in the provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, and increases in charitable contributions. The increases were partially offset by decreases in business development costs, sponsorship costs, accounting fees and other administrative expenses.

Amortization of deferred contract costs decreased 2.2% from $721,992 for the three months ended March 31, 1996 to $705,869 for the three months ended March 31, 1997, primarily as a result of use of an accelerated method of computing amortization in the three months ended March 31, 1996, compared with use of a straight-line method for the three months ended March 31, 1997.

OTHER INCOME AND EXPENSE. For the three months ended March 31, 1997, interest income was $93,737 compared to $1,252 for the three months ended March 31, 1996. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date of the Consulting Agreement, the Company began to realize interest income on its cash balances available for investment.

Interest expense increased from $79 for the three months ended March 31, 1996 to $103,250 for the three months ended March 31, 1997, primarily as a result of interest expense incurred on notes payable issued in March 1996 in connection with the repurchase of 1,908,865 shares of the Company's common stock from a former officer and director of the Company, and in September 1996 in connection with the repurchase of 6,778,244 shares of the Company's common stock from two major shareholders, including a former director of the Company.

INCOME TAX PROVISION. The income tax provision increased 57.5% from $466,000 for the three months ended March 31, 1996 to $734,000 for the three months ended March 31, 1997, based on increased operating income in the current quarter.


NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1997.

REVENUE. Revenue increased 57.3% from $7,665,790 for the nine months ended March 31, 1996 to $12,059,980 for the nine months ended March 31, 1997, as a result of higher profit margins at the Barona Casino. With the exception of $117,480 in fees earned from consulting services provided to a tribe in New Mexico, the Company's revenue was solely from fees earned under agreements with the Barona Tribe.

OPERATING EXPENSES. General and administrative expenses increased 14.9% from $5,027,359 for the nine months ended March 31, 1996 to $5,773,983 for the nine months ended March 31, 1997, resulting primarily from an increase in the provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, an increase in compensation expense (reflecting a net increase in the number of full-time employees and increases in salaries and other benefits), increases in consulting and legal fees, increases in allowable political contributions, and increases in costs incurred in connection with the settlement agreement with the National Indian Gaming Commission (the "NIGC"). (See Notes to Interim
Financial Statements, Note 4, Agreements with the Barona Tribe.) The increases were partially offset by decreases in sponsorship costs, charitable contributions and accounting fees.

Amortization of deferred contract costs increased 6.7% from $1,824,499 for the nine months ended March 31, 1996 to $1,945,960 for the nine months ended March 31, 1997, resulting primarily from calculating amortization on a higher asset value for the nine months ended March 31, 1997.

OTHER INCOME AND EXPENSE. For the nine months ended March 31, 1997, interest income was $227,233 compared to $1,548 for the nine months ended March 31, 1996. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date of the Consulting Agreement, the Company began to realize interest income on its cash balances available for investment.

Interest expense increased from $3,001 for the nine months ended March 31, 1996 to $222,250 for the nine months ended March 31, 1997, primarily as a result of interest expense incurred on notes payable issued in March 1996 and in September 1996 in connection with the repurchase of the Company's common stock.


INCOME TAX PROVISION. The Company recorded an income tax provision $1,851,000 for the nine months ended March 31, 1997, based on income before income taxes of $4,345,020 for the period, compared to an income tax provision of $334,000 based on income before income taxes of $812,479 for the nine months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.
The Company's principal source of liquididty at March 31, 1997 consisted of cash of $5,486,015, future revenues generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the nine months ended March 31, 1997, the Company's cash position increased $1,138,030 from the June 30, 1996 balance of $4,347,985, to $5,486,015 at March 31, 1997. The increase was provided by net cash generated by operating activities of $4,896,016 during the period and by cash flows generated by financing activities of $59,069, partially reduced by the use of cash for investing activities of $3,817,055.

Deferred income taxes decreased $153,000 as the amortization of deferred contract costs for tax purposes exceeded amortization of such costs for financial statement purposes during the nine months ended March 31, 1997.

Accounts receivable increased $98,453 during the nine months ended March 31, 1997 primarily as a result of construction and other costs paid on behalf of the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino.

Accounts payable and accrued expenses increased $371,436 primarily as a result of increases in accrued expenses incurred in connection with consulting contracts and accrued interest on notes payable issued in connection with repurchases of common stock.

From the inception of the Company, deferred contract costs have been financed principally by cash generated from operations, advances of future fees from the Barona Casino, working capital and advances and capital contributions from shareholders. Also from the inception of the Company through March 31, 1997, in addition to its general and administrative expenses, the Company's most significant expenditure has been the funding of the deferred contract costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during this same period was insufficient by itself to fund the deferred contract costs. In addition to fees earned under the Operations and Consulting Agreements, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders. The increase of $1,373,295 in deferred contract costs from $13,160,953 at June 30, 1996 to $14,534,248 at March 31, 1997, was financed by cash generated from operations and by an increase of $343,431 in advances of future fees from the Barona Casino during the same period. At March 31, 1997, outstanding advances of future fees from the Barona Casino totalled $2,729,245. Advances do not bear interest and are due on demand.

Cash flows used in investing activities for the nine months ended March 31, 1997 include the purchase of a bank certificate of deposit for $1,518,000, which has been pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes to finance preopening costs and expenses of approximately $1.5 million, in connection with the development of the Kla-Mo-Ya Casino by the Klamath Tribes, and an $879,993 investment in $900,000 face amount of revenue bonds issued by the Klamath Tribes. In January 1997, the Company sold $200,000 face amount of the revenue bonds for $195,582, reducing its net investment in the bonds to $684,411. Restricted cash and other investments of $2,203,191 is comprised of the pledged bank certificate of deposit of $1,518,000, the Company's net investment of $684,411 in revenue bonds issued by the Klamath Tribes and bond discount amortization of $780. (See Notes to Interim Financial Statements, Note 5, Consulting Agreement with the Klamath Tribes.)

Cash flows used in financing activities also include $200,000 in payments related to the repurchase of shares of common stock. Cash flows generated by financing activities during the nine months ended March 31, 1997 included an increase of $343,431 in advances of future fees from the Barona Casino.

Long term debt increased $3,500,000, as a result of the issuance of notes payable in connection with the repurchase of shares of common stock. (See Notes to Interim Financial Statements, Note 7, Common Stock Repurchases.)

It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding, for future improvements in the Barona Casino. Depending on the nature and extent of the improvement project and to the extent practicable, it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time.

The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, the Company has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.

In October, 1996, the Company cancelled a bank credit agreement. Pursuant to such agreement, among other things, the Company granted to the bank a security interest in the Company's assets and an immediately exerciseable warrant to purchase 40,000 shares of the Company's common stock at a price of $5.00 per share. Pursuant to such cancellation, the bank agreed to cancel the credit agreement and terminate its security interest in the Company's assets, but retained the warrant. During the nine months ended March 31, 1997 and all prior periods, the Company did not utilize such credit facility.



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



SUBSEQUENT EVENT.

In May 1997, the consulting agreement with the Klamath Tribes was terminated by mutual agreement of the Klamath Tribes and the Company.



ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS AND FORWARD-LOOKING
STATEMENTS.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.
--------------------------------------------------

Gaming on Indian land is extensively regulated by Federal, State and Tribal governments. The present regulatory environment is extremely uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of the Company, as would criminal and civil enforcement actions taken by federal agencies which could be commenced before the outcome of such litigation is known.

In addition, the Company's Consulting Agreement with the Barona Tribe has not yet been approved by all regulatory authorities. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Interim Financial Statements,
Note 4, Agreements with the Barona Tribe.)

In any event, any material reduction in fees payable to the Company, whether as a result of (i) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements or (ii) weakness in the operations of the Barona Casino, could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

FORWARD-LOOKING STATEMENTS.
---------------------------

Included in the Notes to the Interim Financial Statements, this Item 2. Management's Discussion and Analysis or Plan of Operation and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from that expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainty involved in the regulatory approval process relating to the Consulting Agreement, the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming; the developments relating to the construction and operation of the Kla-Mo-Ya Casino and the possible loss of the Company's various investments and guaranties related thereto; the availability of funding alternatives to fulfill development projects at the Barona Casino, and general economic factors affecting the gaming industry in general and Indian gaming in particular in the respective geographic markets within which the Company competes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 3, 1997, the Company entered into a settlement agreement (the "Settlement Agreement") with the NIGC concerning issues raised by the operation of the Barona Casino under a gaming management agreement with the Barona Tribe from February 1992 to March 27, 1996, and under a consulting agreement with the Barona Tribe from March 28, 1996 to the date of the Settlement Agreement.

Under the Settlement Agreement, the NIGC agreed not to conduct any further inquiries or institute proceedings of any kind against the Company or the Barona Tribe relating to the Company's acting as a manager or consultant to the Barona Tribe prior to the date of the Settlement Agreement. In return, the Company agreed to make payments to the NIGC in the aggregate amount of $250,000 for administrative, investigative and legal expenses incurred by the NIGC, and the Company also agreed to contribute $2 million to the Barona Tribe in five equal annual installments, commencing within thirty business days of the date of the Settlement Agreement. In addition, the Settlement Agreement specifically states that (i) the NIGC has made no finding that the Company violated any law, (ii) nothing in the Settlement Agreement shall be construed as an admission of any wrongdoing by the Company or the Barona Tribe, and (iii) the relationship between the Company and the Barona Tribe has benefitted the interests of the Barona Tribe.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The Exhibits listed below are filed herewith as part of this Quarterly Report on Form 10-QSB.

Exhibit No.                                                          Description
-----------                                                          -----------
 27                   Financial Data Schedule.

 99                   Settlement  Agreement dated January 3, 1997, by and between Inland Casino Corporation and the National  Indian  Gaming  Commission,  previously  filed as Exhibit 99 to the
                      Company's  Current Report on Form 8-K dated January 7, 1997 with the U. S. Securities and Exchange Commission on January 7, 1997 (File No. 0-11532),  which is incorporated herein by reference.


(b)      Reports on Form 8-K.

During the three months ended March 31, 1997, a Current Report on Form 8-K dated January 7, 1997 was filed by the Company, disclosing under Item 5. Other Events, the terms of the Settlement Agreement. The Settlement Agreement is described in this Report in Part II, Item 1. Legal Proceedings, and is filed as an Exhibit to this Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INLAND CASINO CORPORATION,
                                              a Utah Corporation  (Registrant)

Date: May 15, 1997                            By: /s/ Duane M. Eberlein
                                                 -----------------------------
                                                       Duane M. Eberlein
                                                       Vice President, Chief
                                                       Financial Officer and
                                                       Secretary
                                                       (Principal Financial and
                                                       and Accounting Officer)

                                  EXHIBIT INDEX



            Exhibit No.                                                   Description
            -----------                                                   -----------
          27                   Financial Data Schedule.

          99                   Settlement  Agreement dated January 3, 1997, by and between Inland Casino Corporation and the National  Indian  Gaming  Commission,  previously  filed as Exhibit 99 to the
                               Company's  Current Report on Form 8-K dated January 7, 1997 with the U. S. Securities and Exchange Commission on January 7, 1997 (File No. 0-11532),  which is incorporated herein by reference.