Form 10QSB/A
period 1996-12-31
INLAND CASINO CORP
filed 1997-05-27
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB/A2


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
                                                                         ===========      ===========

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)



                                                           1995                1996
                                                       ------------       ------------
Revenue                                                $  1,688,922       $  3,808,317

Costs and expenses:
     General and administrative expenses                  1,874,338          2,188,231
     Amortization of deferred contract costs                564,180            635,720
                                                       ------------       ------------
                                                          2,438,518          2,823,951
                                                       ------------       ------------

Operating profit (loss)                                    (749,596)           984,366

Other income and (expense):
     Interest income                                                            76,843
     Interest expense                                        (1,229)          (103,250)
                                                       ------------       ------------
                                                             (1,229)           (26,407)
                                                       ------------       ------------
Income (loss) before income taxes                          (750,825)           957,959

Income tax provision (credit)                              (335,000)           402,000
                                                       ------------       ------------

Net income (loss)                                      $   (415,825)      $    555,959
                                                       ============       ============

Earnings (loss) per share                              $      (0.03)      $       0.11
                                                       ============       ============

Shares used in the computation of income per
common and common equivalent share                       12,541,657          5,134,858
                                                       ============       ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)




                                                           1995               1996
                                                       ------------       ------------
Revenue                                                $  4,341,216       $  7,758,317

Costs and expenses:
     General and administrative expenses                  3,580,487          4,066,623
     Amortization of deferred contract costs              1,102,507          1,240,091
                                                       ------------       ------------
                                                          4,682,994          5,306,714
                                                       ------------       ------------

Operating profit (loss)                                    (341,778)         2,451,603

Other income and (expense):
     Interest income                                                           133,497
     Interest expense                                        (2,922)          (119,000)
                                                       ------------       ------------
                                                             (2,922)            14,497
                                                       ------------       ------------
Income (loss) before income taxes                          (344,700)         2,466,100

Income tax provision (credit)                              (132,000)         1,117,000
                                                       ------------       ------------

Net income (loss)                                      $   (212,700)      $  1,349,100
                                                       ============       ============

Earnings (loss) per share                              $      (0.02)      $       0.16
                                                       ============       ============

Shares used in the computation of income per
common and common equivalent share                       12,541,657          8,540,310
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

                                       INLAND CASINO CORPORATION,
                                       a Utah Corporation (Registrant)


Date:  May 27, 1997                    By:  /S/ Duane M. Eberlein
                                       --------------------------
                                       Duane M. Eberlein
                                       Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and
                                       and Accounting Officer)