Form 10KSB
period 1997-06-30
INLAND CASINO CORP
filed 1997-09-29
CIK 318291

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                   ISSUER'S TELEPHONE NUMBER: (619) 546-9383

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No    [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $16,665,350

     As of September 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $7,402,675.

     State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: At September 25, 1997, there were 3,854,548 shares outstanding of the registrants common stock, $.001 par value per share (the only class of common equity).

     Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1997 -- Part III.
================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
  ITEM 1:    DESCRIPTION OF BUSINESS..................................................     1
  ITEM 2:    DESCRIPTION OF PROPERTY..................................................    16
  ITEM 3:    LEGAL PROCEEDINGS........................................................    16
  ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................    16

PART II
  ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................    16
  ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................    17
  ITEM 7:    FINANCIAL STATEMENTS.....................................................    22
  ITEM 8:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE.............................................................    40

PART III
  ITEM 9:    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT.................................    40
  ITEM 10:   EXECUTIVE COMPENSATION...................................................    40
  ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........    40
  ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................    40
  ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K.........................................    40

SIGNATURES............................................................................    43

                                       (i)

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

     The Company's executive offices are located at 4225 Executive Square, Suite 1650, La Jolla, California 92037. Its telephone number is (619) 546-9383.

BUSINESS OF ISSUER

     Overview. During the past three years ended June 30, 1997, the Company and its predecessors have devoted substantially all of their efforts to provide operating and consulting services to the Barona Tribe at the Barona Casino. The Barona Casino consists of the "Barona Big Top," a turn-of-the-century circus theme casino which includes 994 video games, 32 table games, a 1,500-seat bingo parlor, a 200-seat buffet restaurant and a 150-seat off-track betting facility, which is operated by the Barona Tribe. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for approximately 2,000 cars. The Barona Casino is open 24 hours a day, 365 days a year.

     During the last three fiscal years, with the exception of approximately $46,000 and $118,000 billed to other Indian tribes for consulting services in the fiscal years ended June 30, 1996 ("Fiscal 1996") and June 30, 1997 ("Fiscal 1997"), respectively, all fee revenue relates to services performed for the Barona Tribe in connection with the Barona Casino.

     In May 1996, the Company entered into a Marketing Consulting Agreement with the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribe") to provide marketing and consulting services in connection with the operation by the Siletz Tribe of the Chinook Winds Gaming and Convention Center (the

"Chinook Winds Property") located in Lincoln City, Oregon. In October 1996, the Company advised the Siletz Tribal Council of the Company's intent to terminate the Marketing Consulting Agreement pursuant to its terms. During Fiscal 1996, the Company earned approximately $35,000 in consulting fees for services provided to the Siletz Tribes. During Fiscal 1997, the Company did not receive consulting fees from the Siletz Tribe.

     In June 1996, the Company entered into a Consulting Agreement with the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to provide consulting services in connection with the Kla-Mo-Ya Casino, located in south-central Oregon. In May 1997, the Consulting Agreement was terminated by mutual agreement of the Klamath Tribes and the Company. The Kla-Mo-Ya Casino was opened to the public in mid-summer 1997. The Company received no revenues in either Fiscal 1996 or Fiscal 1997 from the Klamath Tribes. The Company agreed to provide a portion of the financing required for the construction and development of the casino, including a net investment of $500,000 principal amount of revenue bonds. In addition, the Company agreed to pledge a bank certificate of deposit for $1,518,000 as collateral for the Klamath Tribes' borrowings to finance certain preopening costs and expenses of the casino.

     The Company also entered into a short-term Marketing Consulting Agreement with the Associated Tribes of Northwest Indians ("ATNI") in June 1996 to promote Indian gaming in the Pacific Northwest, and in August 1996, the Company entered into a small, short-term consulting engagement with the Pueblo of Sandia in New Mexico regarding legislative and public relations matters. The Company received approximately $11,000 pursuant to the ATNI agreement in Fiscal 1996. The Company received no revenue from the Sandia Tribe in Fiscal 1996, but received approximately $118,000 in Fiscal 1997.

     In connection with serving its Indian gaming clients, the Company has entered into contracts with Kenny Rogers and his production company for the use of his services in promotional events, commercials and performances at the Barona Casino and in connection with other potential Indian gaming clients of the Company.

     Business Strategy/New Business Direction. The Company's basic strategy is to continue to (i) provide consulting services to the Barona Tribe, (ii) offer consulting and marketing services to other Native American tribes, and (iii) explore new business opportunities as they develop. In addition to its activities in Indian gaming, late in Fiscal 1997, the Company began exploring new business opportunities, including researching, reviewing and evaluating other services and products that the Company may develop and market, as well as potential acquisitions of existing businesses. Although the Company from time to time evaluates potential acquisitions of businesses, technologies, services and products, it currently has no understandings, commitments or agreements with respect to such transactions. Based upon its investigation to date, the Company believes that its expertise in casino operations may be of use in the development of publications, games and information services which could be offered in electronic format, including the Internet. The Company's diversification strategy has resulted from the continued uncertainties facing Indian gaming in California and the desire to utilize the Company's talent and expertise developed in gaming operations into business ventures which can further enhance shareholder value and reduce the risks of dependency on a single industry.

THE GAMING INDUSTRY AND REGULATORY OVERVIEW

     General. Gaming is an international industry that is expanding at a rapid pace in the United States. Gaming activities include traditional full service casinos, state or national Indian sponsored lotteries, bingo games, riverboat gaming, small-stakes casino gaming, international gaming, gaming on cruise ships in international waters, Internet gaming, and Indian gaming. Other forms of gaming conducted in certain areas of the United States include parimutuel betting on horse racing, dog racing and jai-alai; sports bookmaking; and card rooms.

     Indian Gaming. Prior to 1981, casino-style gaming in the United States, such as slot machines, blackjack, poker, roulette and craps, was the province of the traditional gaming markets of Nevada and Atlantic City, New Jersey. In 1981, however, the Seminole Tribe of Florida established its right to conduct high-stakes bingo games on its reservation. Bingo is currently conducted by Indian tribes throughout the United States. As bingo games on tribal land expanded, tribes began to offer additional gaming activities such as draw poker and other card games. Such expanded activities led to litigation regarding the permitted scope of Indian gaming. In 1987, the U.S. Supreme Court ruled that if a state regulates rather than prohibits any form of gaming, Indian tribes have the right to conduct such gaming on Indian land, free of state restrictions.

     Indian Gaming Regulatory Act. In response to that U.S. Supreme Court decision, the United States Congress enacted the Indian Gaming Regulatory Act, 25 U.S.C. Sec. 2701 et seq. (the "IGRA") in 1988, which created the National Indian Gaming Commission (the "NIGC") to establish basic regulations and provide some oversight responsibilities for Indian gaming. The IGRA was adopted to promote tribal economic development and self-sufficiency, while attempting to balance these goals with legitimate federal and state regulatory concerns. Due to their generally remote locations, Indian tribes have had few opportunities for economic development, and high unemployment has been a significant problem on Indian reservations. Indian casinos have provided tribal members with jobs and revenue for economic development and for construction of schools, health care facilities and water treatment and sewage systems.

     Indian Gaming in the State of California. The Barona Tribe's governmental system consists of the Tribal Council and the General Council. The Tribal Council consists of elected representatives who manage the day-to-day operations of the Tribe and its land. The General Council consists of all of the adult members of the Barona Tribe. The Tribal Council and the Chairman of the Barona Tribe supervise the day-to-day operations of the gaming activities on the Barona Tribe's land. The Company has undertaken responsibilities as consultants focusing on advising the Barona Tribe in their management of the Barona Casino. The Company has worked with the Barona Tribe to suggest and implement policies and procedures for casino operations to safeguard the assets of the Barona Tribe.

     Pursuant to IGRA, certain electronic machine gaming is permissible only if agreed upon by State governments and tribal representatives. The document embodying the agreement is referred to as a "compact." Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

     Under regulations promulgated by the NIGC, certain electronic games may be deemed Class III gaming and must be the subject of a tribal-state compact to be legally used on Indian lands. Some of the Barona Casino's electronic games could be deemed to be Class III games and, hence, require a tribal-state compact, which the Barona Tribe presently does not have. Historically, because of the legal uncertainties related to several major court proceedings, a number of Indian tribes, including the Barona Tribe, continued to operate their casinos utilizing electronic gaming machines. Since June 1994, the Barona Tribe, as well as two other Southern California Indian tribes, have operated under a "standstill agreement" with the U.S. Attorney for the Southern District of California (the "U.S. Attorney") which has maintained the status quo regarding Indian gaming in the Southern District of California.

     Following the denial of a petition for certiorari by the U.S. Supreme Court in Rumsey v. Wilson, in June 1997, the Barona Tribe, as well as two other Indian tribes in the Southern District of California, voluntarily agreed to a planned phase-out of certain electronic games. See Item 6. "Management's Discussion and Analysis or Plan of Operation -- Overview; Factors that May Affect Future Results." In addition, the State of California is currently in negotiations with the Pala Band of Mission Indians, also located in the Southern District of California, to determine what type of gaming is permissible and the circumstances under which it may be conducted. It is anticipated that these negotiations may lead to a model compact; however, it is uncertain whether Indian Tribes who have operated electronic gaming machines (i.e., the Barona Tribe) will be eligible to become a party to such model compact. In addition, if a model compact is reached, such compact may provide for certain persons engaged in gaming activities (e.g., consultants, vendors, etc.) to be licensed by the State of California. There can be no assurance that any person (including those persons currently engaged in gaming activities pursuant to authorization under tribal gaming ordinances) will be granted a license to engage in gaming activities. See "Notes to Financial Statements -- NOTE G -- COMMITMENTS AND CONTINGENCIES -- Certain Third Party Litigation Which Could Effect Indian Gaming in California," herein. In summary, the current state of regulation in California, both at the Federal and State levels, is in a state of change and uncertainty.

SUMMARY OF INLAND CASINO GAMING AGREEMENTS

     Agreements with the Barona Tribe. Prior to April 1, 1996, the Company provided operational and other services in accordance with the terms and conditions of a certain Gaming Management Agreement with the Barona Tribe dated February 1992, as amended (the "Operations Agreement"), under a grant of authority from the Barona Tribe's General Council. The Operations Agreement was scheduled to expire in February 1999 and established the Company's rights, obligations and duties to the Barona Tribe, including the Company's incurrence of a contingent liability for certain obligations of the Barona Casino. The Company's revenue was derived from fees based upon a percentage of profits or the excess of revenue over certain expenses, as defined in the Operations Agreement, generated from the gaming operations at the Barona Casino. From February 1992 through March 1996, the Company operated as manager of the Barona Casino under the terms of the Operations Agreement with the Barona Tribe.

     On March 27, 1996, the Company entered into a Consulting Agreement with the Barona Tribe with an effective date of April 1, 1996 (the "Initial Consulting Agreement"), under a grant of authority from the Barona Tribe's General Council. In May 1996, the parties recognized that an inadvertent mistake in the provision relating to consulting fees had been made and entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"). The Consulting Agreement, by its terms, relates back to March 27, 1996 and reiterates the April 1, 1996 effective date. Since April 1, 1996, the parties have been operating under the terms of the Consulting Agreement, the terms of which are more specifically defined in this Item 1 under the caption "Summary of Inland Casino Gaming Agreements -- Agreements with the Barona Tribe -- The Consulting Agreement." Pursuant to the terms of the Consulting Agreement and the related Mutual Release dated as of March 27, 1996, the Operations Agreement was cancelled effective March 31, 1996, and was superseded by the Consulting Agreement with an effective date of April 1, 1996.

     The NIGC does not approve consulting agreements; however, it does review such agreements to determine whether they are management or consulting agreements. If a contract is determined to be a consulting contract, it is then forwarded to the Bureau of Indian Affairs (the "BIA") for approval. For a further discussion of the regulatory process of review relating to management and consulting agreements, see "Discussion of Regulatory Matters" under this
Item 1.

     The Consulting Agreement. Pursuant to the terms of the Consulting Agreement, the Company will (i) consult with and advise the Barona Tribe, members of the Barona Tribal Council and the Barona Tribal Gaming Commission,
(ii) provide technical assistance and training to the employees and staff of the Barona Casino, and (iii) provide other services as may be directed by the Barona Tribe in such areas as organization and administration, finance, planning and development, gaming activities, internal controls, accounting systems and procedures, engineering and maintenance, housekeeping, human resources, marketing and advertising, purchasing, surveillance, security and food and beverage operations.

     The Consulting Agreement provides for an initial term of three (3) years commencing April 1, 1996, with an option to extend the agreement for an additional five-year period. At any time after April 1, 1997, the Barona Tribe may terminate the Consulting Agreement by (i) giving nine months' notice to the Company, during which time the Consulting Agreement will remain in effect, and
(ii) paying the Company $475,000 per month for each month remaining under the initial three-year term. Either party may terminate the Consulting Agreement for
(i) committing or knowingly allowing to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of the Company without the Company's knowledge shall not be cause for termination of the Agreement, so long as the Company repays all sums which may have been stolen or embezzled as soon as the Company becomes aware of the facts or (ii) committing a material breach of any of the Company's representations that adversely affects its ability to carry out its responsibilities under the Agreement. Remedies for breach include the resolution of any serious problems with the Company's performance within 10 days of receipt of notice by the Company, and if the problems are not resolved within 10 days of notice, by the Company's meeting and conferring in good faith with the Barona Tribal Council or the Barona Tribal Gaming Committee to determine what remedial action, if any, is necessary. In addition, disputes arising under the Consulting Agreement and not resolved with the Tribal Council or Tribal Gaming

Committee shall be submitted to binding arbitration before the American Arbitration Association in San Diego.

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

     The Barona Casino relies extensively on electronic video games, including video pull-tab games, video poker, video keno, and video bingo (the "video gaming machines"). Inland Casino does not own any of the video gaming machines. The Company has entered into three leases (each, a "Video Machine Lease" and collectively, the "Video Machine Leases") for the video gaming machines. These agreements have been assigned by the Company to the Barona Tribe. To the extent that the Video Machine Leases are "collateral agreements" to the Consulting Agreement within the meaning of IGRA, each Lessor is required to comply with IGRA and its regulations. To the best knowledge of the Company, none of the Lessors, the Barona Tribe or Inland Casino have submitted the Video Machine Leases to the NIGC for its approval as "collateral agreements". If these Leases are "collateral agreements" and are not approved, the Barona Tribe's present intention is to enter into other legally permissible agreements which relate to gaming machines meeting applicable legal requirements.

COMPETITION

     The Company provides consulting services for the Barona Casino, which operates in a competitive gaming industry. The Barona Casino competes directly with two other casinos in the San Diego area located on Indian reservations, the Sycuan Band of Mission Indians (the "Sycuan Tribe") and the Viejas Band of Kumeyaay (Mission) Indians (the "Viejas Tribe"). In addition, there are a total of 17 Indian tribes in San Diego county, and at least two of those tribes, including the Pala Tribe which is currently in compact negotiations with the State of California, have announced plans to open casino operations in the near future. See "Notes to Financial Statements, NOTE G -- COMMITMENTS AND CONTINGENCIES -- Certain Third Party Litigation Which Could Affect Indian Gaming in California," herein.

     To some extent, the Barona Casino's operations also compete with Indian gaming operations in other parts of the State of California, especially in southern California. Currently, there are Indian gaming operations in the California counties of San Diego, Riverside, Tuolumne, Colusa, Lake, Amador, Shasta, Yolo, San Bernardino, Santa Barbara, Fresno and Humboldt. In addition, the Barona Casino's operations compete with facilities in Nevada, Atlantic City, New Jersey and other parts of the world, and with national or state-sponsored lotteries, a proposed national Indian sponsored lottery, on- and off-track wagering, card club casinos, riverboats, other Native American gaming ventures, and other forms of legalized gambling. Competition is likely to increase as Indian and other forms of gaming continue to expand.

     The Company competes with other consulting and management companies for casino clients. Certain of the Company's competitors have significantly greater financial resources than the Company. Currently, gaming management companies from Nevada have not been active in managing Indian gaming operations in California. However, certain operators have negotiated agreements with Indian tribes located in California and it is anticipated that if a tribal-state compact is reached or if legislation or legal actions clarify the scope of allowed gaming activities at the Barona Casino, there will be significantly more competition for the Company from other casino management companies. In addition, more Indian tribes may choose to develop and manage their casinos without engaging a management or consulting company. If and when the Company assists in the development of any Indian gaming casinos in the future, such new casinos also may compete with other casinos constructed in the future, including casinos that are parts of national or regional chains. Such chains or other casino development or management companies may have greater financial resources and personnel with more experience than the Company. Competition in the future also may be affected by (i) periodic over-building, which can adversely affect patronage levels; (ii) changes in regional and local market conditions; (iii) changes in regional and local population and disposable income characteristics; and (iv) changes in travel patterns and preferences.

     The Indian gaming industry competes with other forms of gaming, including low-stakes bingo games operated by non-profit organizations and pull-tab games; sports betting; riverboat gaming; parimutuel betting on horse racing, dog racing and jai-alai; state sponsored lotteries; and international gaming in Mexico and gaming on cruise ships in international waters. One consequence of the growth in Indian gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Indians. Several states, other than California, have approved or are considering approval of non-Indian, land-based casinos; riverboat gaming; or dockside casinos. Increased support also is present in a number of states for approval of video gaming machines for bars, restaurants and resorts. In addition, non-gaming entertainment competes with the gaming industry for the public's disposable income. Depending on the extent that these other forms of entertainment and non-Indian gaming affect the demand for Indian gaming, the opportunities the Company has to manage Indian gaming casinos and to participate in Indian casino development projects may be adversely affected.

MARKETING AND SALES STRATEGIES

     The Company markets its services as a consultant to the gaming industry and to prospective Indian gaming clients through continuing personal contact with industry and tribal leaders, media advertising, sponsorships, attendance at industry conferences and presentations of the Company's qualifications and credentials.

     In its role as consultant, the Company develops marketing and sales strategies for its clients, including innovative promotional programs and focused marketing efforts, which together with significant media advertising programs emphasize special events, entertainment, casino games offered, food specials and special drawings for casino customers. To promote repeat business, the Company also assists its clients in ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual and value-oriented atmosphere. Although perceived value attracts casino customers initially, actual value generates customer satisfaction and loyalty. The Company believes that actual value becomes apparent during the customer visit through an enjoyable and high-quality entertainment experience.

RESEARCH AND DEVELOPMENT

     The Company expended approximately $172,000 during Fiscal 1996 and $13,000 in Fiscal 1997 with third-party vendors in the development of hardware and software for proposed new video lottery terminals primarily for sale to existing and prospective Indian gaming clients.

EMPLOYEES

     As of June 30, 1997, the Company had 19 full-time employees.

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

     The Chairman of the NIGC has the authority to levy and collect appropriate civil fines, not to exceed $25,000 per violation, against the tribal operator of an Indian game or a management contractor engaged in gaming for any violation of any provision of IGRA. The NIGC also may impose federal criminal sanctions for illegal gaming on Indian Land and for theft from Indian gaming facilities. The Chairman of the NIGC also has the power to order temporary closure of an Indian gaming operation for substantial violation of the provisions of IGRA, or of tribal regulations, ordinances or resolutions approved in connection with the applicable provisions of IGRA. After a temporary closure order, the Indian tribe or management contractor involved has a right to a hearing before the NIGC to decide whether the NIGC will order a permanent closure of the gaming operation.

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

     Any Indian tribe which operates a Class II gaming activity and which (i) has continuously conducted such activity for a period of not less than three years, including at least one year after 1988; and (ii) has otherwise complied with the applicable provisions of the IGRA may petition the NIGC for a certificate of self-regulation. The NIGC will issue a certificate of self-regulation if it determines that the Indian tribe has, among other items,
(i) conducted its gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (ii) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecution of violation of its gaming ordinance and regulations. An Indian tribe may enter into a management contract for the operation and management of a Class II gaming activity, but the Chairman of the NIGC must approve the contract.

     Unlike Class II gaming, an Indian tribe can only engage in Class III gaming if it enters into a tribal-state compact with the state in which its gaming will take place, or agrees to abide by a set of regulatory rules obtained from the Secretary of the Interior.

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

     Under IGRA, Indian tribal governments have primary regulatory authority over gaming on Indian land within the Indian tribe's jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including Inland Casino, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Indians. However, the civil remedies imposed by such tribal government regulations, if otherwise valid, will apply to Inland Casino and its employees. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, recordkeeping and auditing of the tribe's gaming expenses; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

     In October 1993, the General Council of the Barona Tribe enacted and adopted a Gaming Ordinance (the "Ordinance"), authorizing, among other things, Class II and Class III gaming operations at the Barona Reservation, in accordance with NIGC regulations. The Ordinance was approved by the NIGC in February 1994. The Barona Tribe is required by the Ordinance to conduct a background investigation of each of its key employees and management officials employed by the Barona Casino, and a report concerning the background investigation and the Barona Tribe's determination of eligibility of each such individual must be sent to the NIGC. The Company, its officers, key employees, directors and shareholders holding 10% or more of the Company's common stock (collectively, "Principals") are subject to these background investigations. Unless the NIGC has an objection, an individual may be licensed as a key employee or management official of the Barona Casino by the Barona Tribe. Any license so granted may be suspended if the Barona Tribe receives information from the NIGC that an individual is not eligible for employment. The Barona Tribe has licensed all key employees and management officials of the Company and has completed its investigation of the Principals of the Company. No licenses have been suspended or revoked.

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

     The Chairman of the NIGC (or his designee), after notice and hearing, has the authority to require contract modifications or may void any contract if he makes certain findings of violations. In addition, pursuant to the regulations under IGRA (the "Regulations"), management agreements that have not been approved by the Secretary of the Interior or the Chairman of the NIGC in accordance with the Regulations may be deemed void.

     The NIGC does not approve consulting contracts; however the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded by the NIGC to the BIA for approval.

     Regulations under IGRA incorporate and elaborate upon the contract review requirements imposed by IGRA. Under IGRA, a management contract can be approved only after the appropriate federal authority determines that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term. No contract term shall exceed five years, and no fee in excess of 30% of Net Revenues may be approved unless the NIGC is satisfied that a "very substantial capital investment" will be made by the management contractor, in relation to the size, cost, location and income projections for the project.

     Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

     The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Indian gaming management companies, gaming equipment suppliers and certain lenders to Indian gaming operations. Key employees are defined by the Regulations, and all such persons must provide extensive personal background information to the NIGC, including a credit bureau report and financial statements for each of the past 10 years, and the fingerprints of each such person must be submitted to the Federal Bureau of Investigation before a management contract involving such persons may be approved by the NIGC. The NIGC will not approve a management company and may void an existing management contract if an officer, director, key employee or an interested party of the management company is (i) an elected member of the Indian tribal government that owns the facility being managed; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. The Regulations incorporate and elaborate upon these requirements and provide that a management contract shall be terminated if certain persons, who are not clearly identified, are convicted of any felony or misdemeanor offense after the contract becomes effective, or if Inland Casino has attempted to unduly influence any decision or process of tribal government.

     Even after a management contract has been approved, the NIGC has the authority to void the contract if an interested party engages in certain activities, including refusing to respond to inquiries of the NIGC, or, in the opinion of the NIGC, has a reputation that enhances the possibility of unsuitable activities in gaming. Inland Casino's Amended and Restated Articles of Incorporation provide that in the event that an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which Inland Casino is a party, such interested party shall be required to divest all of Inland Casino's stock owned by him or her within a 90 day period. If the interested party is unable to sell such stock within this period, Inland Casino must repurchase it at a designated purchase price below the fair market value of such stock. As a public company, Inland Casino will be limited in its ability to regulate who its shareholders may be. In the event that Inland Casino cannot purchase such shares, whether for financial reasons or because such interested shareholder refuses to sell his shares to any party, and the NIGC, as a result of such interested shareholder's actions, denies approval of, or seeks to void the Consulting Agreement or other agreements, such action by the NIGC would have a material adverse effect on Inland Casino. See the discussion of the January Settlement Agreement with the NIGC herein under the caption "Summary of Inland Casino Gaming Agreements -- Agreements with the Barona Tribe."

     In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the NIGC. In May 1996, the NIGC (i) determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval and (ii) forwarded the Initial Consulting Agreement to the BIA who in July 1997 reviewed the Initial Consulting Agreement and determined that no further action by the BIA with respect to such Agreement was required. In January 1997, the Company entered into a settlement agreement (the "January Settlement Agreement") with the NIGC regarding the Company's historical relationship with the Barona Tribe. Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company will account for the $2,000,000 in payments as deferred contract costs, which will be amortized over the remaining initial term of the Consulting Agreement with the Barona Tribe.

     In January 1997, the Company submitted the Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Consulting Agreement is not a management contract, based upon (i) the May 1996 and July 1997 determinations of the NIGC and the BIA, respectively, with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January Settlement Agreement, and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there can be no assurance that the NIGC will determine that the Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Consulting Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that such Agreement will be approved by the BIA, and such failure to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. See Notes to Financial Statements, NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, -- Barona Consulting Agreement, herein.

     Federal and State Laws Other than IGRA. In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Indian land are subject to a number of other federal statutes, including the Assimilative Crimes Act, which imposes federal criminal penalties for the violation of state laws on Indian reservations, and the Johnson Act, which imposes federal criminal penalties for the operation of mechanical gambling devices on Indian reservations. If gaming activities on Indian land are in compliance with IGRA, neither the Assimilative Crimes Act nor the Johnson Act, nor any state criminal or civil law, will operate to impose penalties on such activities. However, if gaming activities on Indian land do not comply with the provisions of IGRA, the provisions of the Assimilative Crimes Act, the Johnson Act and other federal and state law may impose criminal and civil penalties on such activities. In addition, the Treasury Department has adopted regulations under the Bank Secrecy Act which apply specifically to Indian gaming operations. These regulations impose federal criminal penalties for the violation of federal regulations requiring the reporting of information on unusual or large cash transactions. The Barona Casino has implemented procedures and programs to comply with these regulations.

     Indian Nation Sovereignty. Indian tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, there is a limited waiver of sovereign immunity in each of the Company's consulting agreements, including the one relating to the Barona Casino, with respect only to suits by Inland Casino to enforce such agreements.

  Case Law Which Could Materially Affect Gaming On The Barona Reservation

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

     Sycuan Band of Mission Indians v. Roache, 54 F.3d 535 (9th Cir., 1994). In 1991, sheriff's deputies with search warrants from the San Diego Municipal Court raided the Barona, Sycuan, and Viejas Tribes' gaming centers in San Diego County. None of ICC I, ICC II or ICP managed the video gaming operations of Barona Casino at the time of the raid. The deputies seized gaming machines, cash and records, and the district attorney commenced prosecutions of four persons employed in the gaming operation at the Sycuan Reservation. No criminal charges were ever brought against employees of the Barona Tribe. The Indian tribes brought actions in the U.S. District Court for the Southern District of California for declaratory relief and injunctions against the state prosecutions. The district court granted declaratory and injunctive relief in favor of the Indian tribes declaring that the county officials were precluded by IGRA from executing warrants and prosecuting the tribal gaming officials. That District Court also held that the federal government has exclusive power to enforce any violation of IGRA on Indian land. Further, the court found that certain of the confiscated video "pull-tab" machines from the Sycuan Reservation were "electronic facsimiles" of games of chance and hence were Class III gaming devices that could be lawfully operated only if authorized by a tribal-state compact and that no such compact was in place between the State of California and any of the tribes. On appeal, the Court of Appeals for the Ninth Circuit affirmed the district court's decision, and the U.S. Supreme Court refused to grant certiorari, thereby affirming the holdings of both lower courts. While the Barona Casino's electronic video gaming devices are not the same as those which were the subject of Sycuan, based on the court's reasoning, the video gaming devices are likely to be classified as Class III operations under IGRA.

     Rumsey Indian Rancheria of Wintun Indians v. Wilson, 64 F.3d 1250 (Aug. 11,
1995), amending 41 F.3d 421 (Nov. 15, 1994). In Rumsey, the Barona Tribe and other Indian tribes filed a declaratory judgment action in the United States District Court for the Eastern District of California seeking a determination that certain electronic and casino style card games, all acknowledged by the tribes and the State of California to be Class III games, were permitted under California law and hence the state was required to negotiate a compact with the tribes for such gaming activities. The Court of Appeals for the Ninth Circuit held that, with the possible exception of slot machines in the form of video lottery terminals, such games were prohibited. In June 1997, the United States Supreme Court denied the petition for a writ of certiorari to consider the ruling of the Ninth Circuit Court of Appeals which had been issued in August 1995. The Supreme Court's denial of certiorari was issued under the name of Sycuan Band of Mission Indians v. Wilson, No. 96-1059, 117 S. Ct. 2508 (1997), on June 27, 1997.

     That decision by the U.S. Supreme Court to deny the writ of certiorari effectively refuted the contention of the Indian tribes in Rumsey that if California permitted any style of Class III games then the tribes should be permitted to play all forms of Class III games. The Ninth Circuit's prior decision remanded portions of the case back to the District Court for the Eastern District of California to determine whether California permits slot machine play in the form of its video lottery terminals and scratcher game dispensers in conjunction with the California State Lottery. A scheduling order has been issued in which the State of California and the effected tribes, including the Barona Tribe, must submit written briefs, depositions and evidence before February 1998. It is uncertain when a decision will be made after the presiding judge takes the matter under submission, most probably in February 1998.

     Western Telcon, Inc. v. California State Lottery, 13 Cal. 4th 475 (1996). In Western Telcon, the California Supreme Court held that a form of keno conducted by the California State Lottery was a house-banked game and not a lottery and hence was not authorized by the California State Lottery Act. In its decision, the court did not address the positions presented by the plaintiffs and the intervener, California-Nevada Indian Gaming Association, that the keno game involved slot machines and that the Lottery Act granted the California State Lottery a complete exemption from the anti-gaming provisions of the California Penal Code. A ruling that the game involved slot machines or a form of electronic gaming authorized by the Lottery Act would have been favorable to Indian tribes seeking, via Rumsey, a declaration that the state is required by IGRA to enter into a tribal-state compact governing electronic gaming on tribal lands. On the other hand, the court noted that the California State Lottery (and hence by implication, Indian tribes operating with tribal-states compacts) could legally conduct keno or other numbers games, using video terminals and on-line computers, provided the games are structured as lotteries rather than house-banked games.

     Seminole Tribe v. Florida, 116 S. Ct. 1114 (1996), aff'g 11 F.3d 1016 (11th Cir., 1994). Section 11(d)(7)(A)-(B) of IGRA authorized a tribe to bring civil suit in federal district court if a state refused to negotiate in good faith a tribal-state compact governing Class III gaming on the tribe's land. If the tribe prevailed, the court could order the state to conclude a compact within 60 days, and if a compact was not concluded within that time, a court-appointed mediator would select either the tribe's or the state's last best offer. If the state did not consent to the selected offer within 60 days, the Secretary of the Interior could prescribe procedures, consistent with the selected offer, IGRA, and state law, under which the tribe could conduct such gaming. The U.S. Supreme Court, citing the states' immunity from suit by private parties in federal courts under the Eleventh Amendment, held that Congress lacked the power under the Indian Commerce Clause of the U.S. Constitution to authorize such suit. This leaves open the question whether, when a state refuses to negotiate in good faith and to consent to federal jurisdiction, a tribe may proceed directly to the Secretary of Interior. The Eleventh Circuit so held in Seminole, 11 F.3d at 1029, cert. denied, 116 S. Ct. 1416 (1996), a holding which the Supreme Court declined to review. Given the uncertainties as to the Barona Tribe's remedies if the State of California fails to negotiate a compact in good faith, it is unclear if or when the Barona Tribe will be able to secure a compact or to obtain procedures for Class III gaming from the Secretary of the Interior.

  Pending Legislation

     Legislation is pending before Congress and the California state legislature which could either limit or redefine the scope of gaming activities permitted on Indian reservations. It is unclear whether any of the bills described below or any amendment or substitution for such bills will be passed by Congress or the California legislature. Further, it is unclear what effect, if any, these bills will have on the gaming operations of the Barona Tribe. Some of the proposed legislation might, if passed in the proposed form, have an adverse effect on the operations at the Barona Casino and upon the financial condition and operations of Inland Casino.

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

     Other bills have been introduced to Congress, some of which would create a federal commission to review national policies toward gambling in light of the expansion of the gaming industry in general and the Indian gaming industry in particular. Also, Senators McCain and Inouye have introduced a bill to comprehensively amend and broaden IGRA. This bill would, among other things, clarify that electronic video gaming devices are Class III gaming activities and would provide certain procedural and timing requirements for the negotiation of tribal-state compacts, including a procedure by which the Secretary of the Interior could approve a compact that meets the requirements of IGRA after both the Indian tribe and the state present their respective positions concerning the proposed compact.

     It is unclear whether any of the bills currently pending or any amendment or substitution for such bills will be passed by Congress. Such legislation could, if passed, however, have an adverse effect on the operations at the Barona Casino and upon the financial condition and operations of Inland Casino.

     California. In the most recent legislative session of the California legislature, which concluded on or about September 19, 1997, there were numerous bills which could have had an effect on gaming activities in general and Indian gaming activities in particular within the State of California. Several of these bills contained the objective of establishing a new centralized government entity, the California Gaming (or Gambling Control) Commission, to regulate gambling in the State of California. A bill was proposed which would have designated the Governor as the person responsible for negotiating and executing compacts. Other legislation was proposed which would have defined the scope of gaming permitted by compacts and defining certain types of games to be played. Other bills would provide the opportunity for Indian tribe exclusivity with respect to video display terminals. In addition, other bills addressed non-Indian gaming such as horse racing, the California lottery, gaming clubs and non-Indian bingo games, but each of these bills could have had an effect on Indian gaming activities either directly or indirectly.

     The Company expects that legislation involving gaming activities in general and Indian gaming activities in particular will continue to be introduced (or reintroduced, as the case may be) in the California legislature, including some or all of the above-referenced legislation. It is unclear whether any of these bills or any amendment or substitution for such bills will be passed by the California legislature at any time in the future. Further, it is unclear what, if any, effect these bills, if passed, will have on the gaming operations of the Barona Tribe. However, it is possible that legislation might, if passed, have an adverse effect on the operations at the Barona Casino by limiting the amount and/or type of gaming activities which could be offered or by increasing the amount of competition from non-Indian gaming activities. Any of these could have an adverse effect upon the financial condition and operations of Inland Casino.

  Effect of Regulation on Existing Gaming Activities

     As noted above, Inland Casino provides consulting services to the Barona Tribe for the operation of the Barona Casino which includes, among its gaming activities, various forms of electronic gaming devices. Under NIGC regulations, certain electronic games may be deemed to be "electronic facsimiles" of games of chance or slot machines; as such they are defined as Class III gaming and must be the subject of a tribal-state compact to be legally used on Indian lands. In Cabazon Band of Mission Indians v. National Indian Gaming Commission, 14 F.3d 633 (D.C. Cir., 1994), the Court agreed with the NIGC that an electronic pull-tab game played using computers and video screens (the "Video Pull-Tab Game"), a game similar to electronic games in use at the Barona Casino, to be a Class III game.

     Some of the Barona Casino's electronic games could be deemed to be Class III electronic facsimiles or slot machines. If so, those games, to be lawful under IGRA, must be of the kind permitted by California law and be subject to a tribal-state compact. The Barona Tribe has no such compact with the state. If it is finally determined that any of the electronic video gaming devices operated at the Barona Casino are Class III machines, the Barona Tribe has expressed its intention to convert them into, or replace them with, video display paper pull-tab dispensing machines which will qualify as Class II machines and which can be operated without a tribal-state compact.

     If the electronic video gaming devices are deemed to be Class III gaming activities, such activities could be found to be unlawful because there is no tribal-state compact between the Barona Tribe and the State of California. Also, it might be determined that certain or all of these electronic games are activities beyond the scope of what the State of California can be compelled to include in a tribal-state compact. If this were to occur, there would be little likelihood that the State of California would agree to such gaming activities in a compact. This could have a material adverse effect on the business and financial condition of Inland Casino.

     The Barona Casino's continuing operation of video pull-tab or other electronic games (except for traditional bingo played with certain electronic and technologic aids), if deemed illegal, could lead to monetary sanctions and closure of the Barona Casino by the NIGC and criminal sanctions and confiscation of equipment by the U.S. Attorney. No assurances can be given that the attempts by various federal agencies, such as the NIGC or the Department of Justice, to invoke one or more of the various sanctions described above will not be made.

     In at least one criminal case brought against a management company, United States v. E.C. Investments, 77 F.3d 327 (9th Cir., 1996), the Ninth Circuit Court of Appeals reversed the Central District Court's dismissal of the indictments against the management company and certain of its principals, holding that violation of the state law (in this case, California's prohibition against the use of slot machines) may serve as the predicate offense for federal prosecution of gambling activities in Indian Country that are in violation of state law. The case, which was remanded to the District Court for further proceeding, is significant because the electronic games in question are similar to those used by the Barona Tribe at the Barona Casino. The defendants were also charged with other offenses, including money laundering, conspiracy and use of interstate mails to carry on an illegal gambling business. These activities may distinguish the good faith dispute regarding the scope of activities permitted under IGRA when comparing activities permitted in the State of California.

     The significance of the denial of certiorari by the U.S. Supreme Court in Rumsey, discussed above, is that ruling resulted in the significant modification of what has been termed "standstill agreements" with the U.S. Attorney for the Southern District of California (the "U.S. Attorney"). According to a statement made by the U.S. Attorney's Office for the Southern District of California (the "USAO"), since June 1994, the Barona Tribe, the Sycuan Band of Mission Indians and the Viejas Band of Kumeyaay (Mission) Indians (collectively referred to herein as the "Southern District Tribes") have operated in compliance with a verbal "standstill" understanding that has maintained the status quo of Indian gaming in the Southern District of California and have honored those "standstill" agreements not to expand existing electronic gaming operations pending the outcome of relevant pending court decisions. As a result of the denial of certiorari in Rumsey, the Southern District Tribes have acknowledged that certain currently operated video gaming devices are not within the acceptable/permissible scope of compactible gaming under present federal and state law and agreed to the commencement of a voluntary phase-out plan of electronic games with the USAO.

     The phase-out plan commenced in August 1997, with the removal of 6% of each affected Tribe's existing video gaming machines, and continue with the planned removal of another 10% of each affected Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected tribal employees and local negative economic impacts resulting from the reduction of gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming that is permissible (otherwise referenced to as "compactible") under federal and state laws.

     The State of California is currently engaged in negotiations with the Pala Band of Mission Indians (the "Pala Tribe") which is also located in San Diego County, to determine what type of gaming is permissible and the circumstances under which it may be conducted. It is anticipated that these negotiations may lead to a model compact between the State and the Pala Tribe sometime before the end of calendar year 1997.

     The Southern District Tribes have renewed their request that the State of California begin negotiations with them (similar to those being held with the Pala Tribe) with a view towards reaching compacts allowing permissible machine gaming in their facilities; however, the Governor of the State of California has stated that he will not negotiate compacts with the tribes currently operating casino games which he believes are not permissible under California law.

     To the extent that the Governor alters his position and decides to negotiate with the Southern District Tribes and other tribes currently operating electronic gaming machines, an issue in such compact negotiations is the conversion of electronic video machines to a lottery or pari-mutual format designed to comply with both federal and state law. The USAO believes that the question of machine conversion would be consistent with the criteria being established in the current Pala compact negotiations.

     The phase-out of 16% of the video machines at the Barona Casino will result in an estimated reduction of the Company's consulting fees of approximately $193,000 per month beginning in October 1997. If the Barona Casino removes additional machines at the request of the U.S. Attorney, the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines, and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company. See Item 6. "Management's Discussion and Analysis of Plan of Operation -- Overview; Factors that May Affect Future Results," herein.

     Under the present time-table set forth by the USAO, by mid-October 1997, the USAO and the Southern District Tribal Councils will review the status of the phase-out plans and the progress which has been made toward State of California compact negotiations with the Southern District Tribes. The Southern District Tribes have requested that the remainder of the phase-out agreement be completed following a review of the compact negotiations between the Pala Tribe and the State of California and a review of the status of the State of California's willingness to enter into negotiations with the Southern District Tribes. The Southern District Tribes are also continuing to examine the feasibility of converting existing video gaming machines to lottery-style games that would not constitute "slot machines" within the meaning of the California Penal Code. The conversion would also be consistent with the criteria being established in the current Pala Tribe compact negotiations.

     The USAO has stated that it intends to closely monitor this initial phase-out program during the months of August and September 1997. According to the U.S. Attorney, the efficacy of the planned phased withdrawal will be evaluated on a month-to-month basis in consideration of such factors as: (i) the status of ongoing State of California/Pala negotiations; (ii) the progress of negotiations between the State and the other Southern District Tribes and other California Native American Tribes; (iii) the status of gaming elsewhere in California; (iv) the status of proceedings on remand to Judge Burrell in the Eastern District of California in the Rumsey case; and (v) the well being of Native American communities in San Diego County and the persons employed in those communities. The Southern District Tribes and the U.S. Attorney plan to meet again in early October 1997 to review the status of State of California compact negotiations and to finalize the remainder of the phase-out program. The USAO may elect at any time to accelerate the phase-out of the electronic machines and to take administrative and judicial action to significantly and abruptly curtail electronic gaming as currently operated in casinos operated by the Southern District Tribes. Such action would have a material adverse effect on the financial condition of the Barona Casino and, accordingly, the Company.

  Conclusion Concerning Indian Gaming Regulation

     There are significant civil and criminal penalties associated with operating gaming activity on the Barona Tribe's Indian Reservation otherwise than in strict compliance with relevant law and judicial interpretation thereof. These penalties may be imposed on both the Barona Tribe and Inland Casino, and are generally described above. The imposition of some or all of these sanctions could have a material adverse effect on the operations and financial prospects of Inland Casino. Any government action, inquiry and/or investigation could have a material adverse effect on the competitive position in San Diego County of Inland Casino in relation to other Indian gaming operations. In light of the uncertainties regarding interpretation and enforcement of such federal and state laws and regulations, reported financial information is not necessarily indicative of Inland Casino's future operating results or financial condition.

     It is unclear whether some of the gaming activities conducted at the Barona Casino are Class II or Class III gaming activities. If they are deemed to be Class III games, they are unlawful absent a tribal-state compact. However, many Federal and state laws, rules and regulations affecting such operations have not as yet been finally interpreted by authorities. The ambiguity is magnified because the State of California has refused to enter into a compact with the Barona Tribe as permitted under IGRA. A compact would help clarify and resolve much of the uncertainty enveloping tribal gaming; however, with the exception of the recent compact negotiations noted above, the State of California has refused to negotiate such a compact with any of the Indian tribes located in the State of California. The U.S. Supreme Court's decision in the Rumsey case narrowed certain of the ambiguities and resulted in the Southern District Tribes voluntarily commencing a phase-out of electronic gaming machines.

     Although the management of Inland Casino believes that gaming activities will continue to be conducted at the Barona Casino which will eventually be expressly permitted under IGRA and the laws of the State of California, given the uncertainty of the present regulatory environment and because the State of California has not entered into a compact with the Barona Tribe, it is impossible to determine the precise nature of Indian gaming in California in the future. As noted, a compact would help clarify and resolve much of the uncertainty surrounding tribal gaming. Thus far, with the exception of the limited statement by Governor Wilson noted above, the State of California has refused to negotiate with any of the Southern District Tribes concerning such a compact. Whether or not a compact is ever signed between the Barona Tribe and the State of

California, there can be no assurance that either the NIGC or the State of California will agree with the Barona Tribe and management of the Company that certain gaming activities currently conducted at the Barona Casino are permissible. A finding that certain gaming activities are impermissible could have a material adverse effect on the business, operations and financial condition of Inland Casino. The extent of such findings, the timing of enforcement actions if certain games are deemed impermissible and the associated loss of revenue, in the aggregate and over what period of time, are all issues incapable of accurate resolution at this time. Furthermore, other changes in such laws, rules and regulations could also have a material adverse effect on the gaming operations at the Barona Casino.

ITEM 2.  DESCRIPTION OF PROPERTY

     Executive Offices. The Company's executive offices are located in La Jolla, California, and consist of approximately 5,000 square feet under a lease which will expire in January 1998. The Company is currently in the process of negotiating a lease agreement for new office space totalling approximately 20,000 square feet located in San Diego, California. Management believes that the new office space will accommodate the Company's currently anticipated requirements for the foreseeable future. If the Company and the landlord are not able to agree to the terms of a lease agreement for the new office space or if the Company needs further additional space, management believes that the Company will be able to secure such space at reasonable rates.

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

ITEM 3.  LEGAL PROCEEDINGS

     To the best of management's knowledge, there are no material pending legal proceedings to which the Company is a party. The Company is, however, subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated.

     Although the Company cannot predict the likely outcome of any pending lawsuit or claims involving the Company, management intends to vigorously defend, and, where applicable, prosecute, each matter or case, and believes that their final outcome will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of Inland Casino was accepted for trading on the Nasdaq National Market, effective August 24, 1995, where it trades under the symbol INLD. The Company's Common Stock traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the symbol INLD from May 22, 1995 (the effective date of the Merger) to August 23, 1995, and under the symbol TWCE prior to the effective date of the Merger. There was no active trading market for the Company's Common Stock for more than two years prior to the Merger.

     The table below reflects the high and low sale prices of the Company's common stock as reported by The Nasdaq Stock Market since August 24, 1995. The number of shareholders of record as of September 25, 1997, was 3,274.

                                                                           HIGH       LOW
                                                                           -----     -----
    FISCAL YEAR 1996
    First Quarter........................................................  $9.75     $4.00
    Second Quarter.......................................................   7.00      3.63
    Third Quarter........................................................   4.13      3.50
    Fourth Quarter.......................................................   4.25      3.63

    FISCAL YEAR 1997
    First Quarter........................................................  $4.13     $2.50
    Second Quarter.......................................................   4.50      3.25
    Third Quarter........................................................   4.25      3.00
    Fourth Quarter.......................................................   3.88      2.13

DIVIDEND POLICY

     To date, the Company has not paid any dividends and does not intend to pay any dividends in the foreseeable future. The Company is not currently restricted from paying cash dividends; however, the Company presently plans to reinvest earnings in order to finance the expansion and development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW; FACTORS THAT MAY AFFECT FUTURE RESULTS

     Since April 1, 1996, the Company has provided consulting services to the Barona Tribe at the Barona Casino under the terms of the Consulting Agreement. From February 1992 through March 1996, the Company provided services to the Barona Tribe under the terms of the Operations Agreement, including providing assistance in the development and expansion of the casino facility at the Barona Casino. The Company and the Barona Tribe also entered into a Mutual Release, effective April 1, 1996, releasing each other from their respective duties and obligations under the Operations Agreement. See Item 1. "Description of
Business -- Summary of Inland Casino Gaming Agreements," herein.

     Prior to April 1, 1996, the Company earned fees based upon a percentage of the "net profits" generated by the Barona Casino. As used in the Consulting Agreement, the term "net profits" is not intended to mean net profits as defined by generally accepted accounting principles or by IGRA. Generally, the Operations Agreement defined "net profits" as the total amount of moneys remaining from monthly gross receipts after payment of the operating expenses for such month calculated on a cash basis. The Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements such as leases and other contracts for the Barona Casino in which the company was the obligor (e.g., leases of gaming equipment and other facilities, vendor contracts, etc.).

     As part of its obligation to the Barona Tribe under the Operations Agreement, the Company provided significant financing for the construction and expansion of the Barona Casino. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the combined lives of the Operations and Consulting Agreements through March 1999. The recovery of these deferred costs is achieved through the fees earned by the Company under the agreements with the Barona Tribe. However, given the nature of the asset, if the recoverability is determined not to be probable, the Company will charge to expense the unamortized portion.

     In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting clients in arranging financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters.

     In June 1996, the Company began providing consulting services for the Siletz Tribes at the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon, and with the Associated Tribes of Northwest Indians in Oregon. In October 1996, the consulting agreement with the Siletz Tribes was terminated.

     Also in June 1996, the Company entered into a consulting agreement with the Klamath Tribes to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, a new casino to be constructed near Chiloquin, in south-central Oregon. In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a principal amount of $900,000, as part of a $4,735,000 principal amount of bond financing. In January 1997, the Company sold $200,000 principal amount of the bonds for $195,582, and in June 1997, sold $200,000 principal amount of the bonds for $185,500. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for third-party bank loans to the Klamath Tribes. In May 1997, the Company and the Klamath Tribes terminated the consulting agreement and all of their related construction agreements. The Kla-Mo-Ya Casino was opened to the public in mid-Summer of 1997. If the Kla-Mo-Ya Casino sustains operating losses and does not have adequate cash flow to pay its obligations, the Company could lose a portion or all of its approximately $463,000 investment in revenue bonds and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's liquidity and financial condition.

     During Fiscal 1996 and Fiscal 1997, substantially all of the Company's revenue was earned under the terms of the Operations Agreement through March 1996, and, beginning in April 1997, under the terms of the Consulting Agreement with the Barona Tribe. The Company earned consulting fees from other tribes totalling $46,250 in Fiscal 1996 and $117,850 in Fiscal 1997.

     In August 1997, the U.S. Attorney for the Southern District of California announced that the three tribes in San Diego County with casino operations, including the Barona Tribe, would be asked to voluntarily phase out 6% of their electronic video terminals in August 1997, and to phase out an additional 10% by September 30, 1997. See Notes to Financial Statements, NOTE G -- COMMITMENTS AND CONTINGENCIES -- Certain Third Party Litigation Which Could Affect Indian Gaming in California.

     The phase-out of 16% of the electronic video terminals at the Barona Casino will result in an estimated reduction of the Company's consulting fees of approximately $193,000 per month. If additional video machines are phased out, the Company's consulting fees could be further reduced, and if the Barona Casino is forced to remove all of its current video machines, the Company, over time, could lose all of its consulting fee revenue from the Barona Casino, which would have material adverse effect on the financial condition of the Company.

     Gaming on Indian land is extensively regulated by Federal, State and Tribal governments. The present regulatory environment is uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of the Company, as would criminal and civil enforcement actions taken by Federal agencies which could be commenced before the outcome of such litigation is known. See Item 1. "Description of Business -- Discussion of Regulatory Matters", herein.

     In addition, the Company's Consulting Agreement with the Barona Tribe has not yet been approved by all regulatory authorities. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. See Item 1. "Description of Business -- Summary of Inland Casino Gaming Agreements" and Notes to Financial Statements, NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Barona Consulting Agreement.

     As noted above, any material reduction in fees payable to the Company, whether as a result of (i) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements, (ii) significant reductions in electronic gaming machines at the Barona Casino, or (iii) weakness in the operations of the Barona Casino, could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE TWELVE MONTHS ENDED JUNE 30, 1997

     Revenue. Revenue increased 45.1% from $11,482,010 in Fiscal 1996 to $16,665,350 in Fiscal 1997, as a result of higher profit margins at the Barona Casino. With the exception of $117,850 in fees earned from consulting services provided to other Native American tribes, the Company's revenue was solely from fees earned under agreements with the Barona Tribe.

     Operating Expenses. General and administrative expenses increased 16.0% from $6,597,449 for Fiscal 1996 to $7,655,214 for Fiscal 1997, resulting primarily from an increase in compensation expense reflecting a net increase in the number of full-time employees from July 1996 through April 1997, partially offset by a decrease in the number of employees in May and June of 1997. The increase in compensation expense also resulted from increases in salaries and other benefits for existing employees. In addition, the increase in operating expenses resulted from increases in consulting and legal fees, an increase in the provision for doubtful accounts to cover anticipated losses resulting from certain consulting engagements, increases in promotion and advertising costs, an increase in travel and entertainment expense, and an increase in allowable political contributions. The increases were partially offset by decreases in sponsorship costs, business development expenses, research and development costs and charitable contributions.

     Amortization of deferred contract costs increased 14.4% from $2,410,333 for Fiscal 1996 to $2,756,842 for Fiscal 1997, resulting primarily from calculating amortization on a higher asset value for Fiscal 1997.

     Other Income and Expense. For Fiscal 1997, interest income was $354,116, compared to $36,914 for Fiscal 1996. Prior to April 1, 1996, while the Company performed services at the Barona Casino under the terms of the Operations Agreement with the Barona Tribe, it was determined by management that as long as the Company had outstanding advances of future fees due to the Barona Casino, interest earned on excess cash balances would be paid to the Barona Casino. Commencing April 1, 1996, the effective date of the Consulting Agreement, the Company began to realize interest income on its cash balances available for investment.

     Interest expense increased from $24,000 for Fiscal 1996 to $320,250 for Fiscal 1997, primarily as a result of interest expense incurred on notes payable issued in March 1996 and in September 1996 in connection with the repurchase of the Company's common stock. See Notes to Financial Statements, NOTE D -- STOCK REPURCHASE/LONG-TERM DEBT.

     Income Tax Provision. The Company recorded an income tax provision of $2,528,000 for Fiscal 1997, based on income before income taxes of $6,287,160 for the year, compared to an income tax provision of $1,020,000, based on income before income taxes of $2,475,693 for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at June 30, 1997, consisted of cash of $8,004,078, future revenues to be generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. As of June 30, 1997, the Company had no credit facility. The Company finances its operations through cash provided by its operations and advances of future fees, substantially all of which is derived from agreements with the Barona Tribe. To the extent that the Barona Tribe is allowed to operate the Barona Casino in a manner substantially consistent with past practices, the Company believes that these sources of liquidity will be sufficient to meet the company's operating and capital requirements for the foreseeable future.

     During Fiscal 1997, the company's cash position increased $3,656,093 from the June 30, 1996 balance of $4,347,985, to $8,004,078 at June 30, 1997. The increase was provided by net cash generated by operating activities of $7,163,664 during the period and reduced by the use of cash for financing activities of $719,946 and investing activities of $2,787,625.

     Deferred income taxes decreased $191,943 as the amortization of deferred contract costs for tax purposes exceeded amortization of the costs for financial statement purposes during Fiscal 1997.

     Accounts receivable decreased by $21,054 during Fiscal 1997 primarily as a result of collections in excess of new billings and by providing an allowance for doubtful accounts in an amount adequate to cover estimated losses on certain receivables from Indian gaming clients.

     Accounts payable and accrued expense increased $526,135 primarily as a result of increases in accrued interest on notes payable issued in connection with repurchases of common stock and an increase in accrued compensation.

     From the inception of the Company, deferred contract costs have been financed principally by cash generated from operations, advance of future fees from the Barona Casino, working capital and advances and capital contributions from shareholders. Also from the inception of the Company through June 30, 1997, in addition to its general and administrative expenses, the Company's most significant expenditure has been the funding of the deferred contract costs related to an expansion of the facilities at the Barona Casino. Net cash provided by operations from fees earned during this same period was insufficient by itself to fund the deferred contract costs. In addition to fees earned under the Operations and Consulting Agreements, the Company also has received advances against future fees from the Barona Tribe and received capital contributions from its shareholders. The increase of $2,094,538 in deferred contract costs from $13,160,953 at June 30, 1996 to $15,255,491 at June 30, 1997, was financed by cash generated from operations and by an increase of $1,369,591 in long-term debt during the same period. At June 30, 1997, outstanding advances of future fees from the Barona Casino totalled $2,173,135. Advances do not bear interest and are due on demand.

     Cash flows used in investing activities for Fiscal 1997 include the purchase of a bank certificate of deposit for $1,518,000, which was pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes, to finance preopening costs and expenses of approximately $1.5 million in connection with the development of the Kla-Mo-Ya Casino by the Klamath Tribes, and an $879,993 investment in $900,000 principal amount of revenue bonds issued by the Klamath Tribes. In January 1997, the Company sold $200,000 principal amount of the revenue bonds for $195,582, and in June 1997, sold $200,000 principal amount of the bonds for $185,550, reducing its net investment in the bonds to $463,750. Restricted cash and other investments of $1,981,750 is comprised of the pledged bank certificate of deposit of $1,518,000, the Company's net investment of $463,750 in the Klamath Tribes' revenue bonds.

     Cash flows used in financing activities include a $279,946 debt payment to a former officer and director, $200,000 in payments related to the repurchase of shares of common stock and an aggregate of $240,000 in loans, $50,000 of which was a loan to an officer of the Company.

     Long-term debt increased $6,469,591 as a result of the issuance of notes payable in connection with the repurchase of shares of the Company's common stock and the January Settlement Agreement with the NIGC. See Notes to Financial Statements, NOTE D -- STOCK REPURCHASE/LONG-TERM DEBT.

     It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding, for future improvements in the Barona Casino. Depending on the nature and extent of the improvement project, to the extent practicable it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time.

     The Barona Casino and all of the related facilities are capital improvements upon land which belongs to the Barona Tribe. As such, the Company has no ownership whatsoever in any of the improvements to such land. All of these improvements belong to the Barona Tribe.

SEASONALITY

     The Barona Casino is located approximately 30 miles east of downtown San Diego, California where the population is relatively stable throughout the year, although it peaks to some extent due to tourism during the summer months and to a lesser extent during the winter months. On the basis of its experience to date, the Company believes that the Barona Casino's business is not materially effected by changes in seasons; however, the number of casino customers and related revenues increase during week-end days and holidays.

INFLATION

     To date, inflation has not had a material impact on the Company's financial condition or its results of operations.

FORWARD-LOOKING STATEMENTS

     Included in Item 1. "Description of Business," this Item 2. "Management's Discussion and Analysis or Plan of Operation," the Notes to the Financial Statements and elsewhere in this Report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainties regarding the current and ongoing discussions between the Southern District Tribes (including the Barona Tribe) and the U.S. Attorney for the Southern District of California regarding the staged phase-out of electronic gaming machines at Indian-operated casinos, the uncertainties regarding the compact negotiations between the State of California and the Indian tribes, particularly the Barona Tribe, the uncertainties involved in the regulatory approval process relating to the Consulting Agreement, the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming, the possible loss of the Company's various investment and guaranties related to the Kla-Mo-Ya Casino, the availability of funding alternatives to fulfill development projects at the Barona Casino, and general economic factors affecting the gaming industry in general and Indian gaming in particular in the respective geographic markets within which the Company competes, particularly Southern California.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Certified Public Accountants....................................    23

Financial Statements:
  Balance Sheet -- June 30, 1997......................................................    24
  Statements of Operations -- Two Years Ended June 30, 1996 and 1997..................    25
  Statement of Shareholders' Equity -- Two Years Ended June 30, 1996 and 1997.........    26
  Statements of Cash Flows -- Two Years Ended June 30, 1996 and 1997..................    27
  Notes to Financial Statements.......................................................    28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
  Inland Casino Corporation
La Jolla, California

     We have audited the accompanying balance sheet of Inland Casino Corporation as of June 30, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended June 30, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Casino Corporation, as of June 30, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 1997, in conformity with generally accepted accounting principles.

/s/  GRANT THORNTON LLP

Los Angeles, California
August 12, 1997

                           INLAND CASINO CORPORATION

                                 BALANCE SHEET
                                 JUNE 30, 1997

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................  $ 8,004,078
  Accounts receivable:
     Trade......................................................................       26,265
     Employees..................................................................       43,835
  Prepaid expenses and other current assets.....................................       58,069
                                                                                  -----------
          Total current assets..................................................    8,132,247
RESTRICTED CASH AND OTHER INVESTMENTS...........................................    1,981,750

OTHER NON-CURRENT ASSETS:
  Receivables due after one year................................................      240,000
  Furniture and equipment, net..................................................      159,633
  Deferred contract costs, net..................................................    5,843,023
  Deferred taxes................................................................      270,183
  Deposits and other assets.....................................................       87,291
                                                                                  -----------
                                                                                  $16,714,127
                                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino...........................  $ 2,173,135
  Current portion of long-term debt.............................................    1,020,054
  Accounts payable and accrued expenses.........................................      975,424
  Income taxes payable..........................................................      190,737
                                                                                  -----------
          Total current liabilities.............................................    4,359,350
LONG-TERM DEBT, LESS CURRENT PORTION............................................    6,469,591
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized and 3,854,548
     shares outstanding.........................................................        3,855
  Retained earnings.............................................................    5,881,331
                                                                                  -----------
          Total shareholders' equity............................................    5,885,186
                                                                                  -----------
                                                                                  $16,714,127
                                                                                  ===========

         The accompanying notes are an integral part of this statement.

                           INLAND CASINO CORPORATION

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
CONTRACT REVENUE:
  Barona Casino...................................................  $11,435,790     $16,547,500
  Other...........................................................       46,250         117,850
                                                                    -----------     -----------
                                                                     11,482,040      16,665,350
                                                                    -----------     -----------
OPERATING EXPENSES:
  General and administrative expenses.............................    6,597,449       7,655,214
  Amortization of deferred contract costs.........................    2,410,333       2,756,842
                                                                    -----------     -----------
                                                                      9,007,782      10,412,056
                                                                    -----------     -----------
Operating profit..................................................    2,474,258       6,253,294
OTHER INCOME AND (EXPENSE):
  Interest income.................................................       36,914         354,116
  Interest expense................................................      (24,000)       (320,250)
  Merger costs....................................................      (11,479)
                                                                    -----------     -----------
                                                                          1,435          33,866
                                                                    -----------     -----------
Income before income taxes........................................    2,475,693       6,287,160
Income tax provision..............................................    1,020,000       2,528,000
                                                                    -----------     -----------
NET INCOME........................................................  $ 1,455,693     $ 3,759,160
                                                                    ===========     ===========
Income per common and common equivalent share.....................  $      0.12     $      0.55
                                                                    ===========     ===========
Shares used in the computation of income per common and common
  equivalent share................................................   12,159,428       6,882,512
                                                                    ===========     ===========

         The accompanying notes are an integral part of this statement.

                           INLAND CASINO CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                                COMMON STOCK                                TOTAL
                                         --------------------------      RETAINED       SHAREHOLDERS'
                                           SHARES         AMOUNT         EARNINGS          EQUITY
                                         ----------     -----------     -----------     -------------
Balance at June 30, 1995...............  12,541,793     $ 3,753,875     $ 4,017,779      $  7,771,654
  Redemption of common stock...........  (1,909,001)     (1,401,321)             --        (1,401,321)
  Net income...........................          --              --       1,455,693         1,455,693
                                         -----------    -----------     ------------     ------------
Balance at June 30, 1996...............  10,632,792       2,352,554       5,473,472         7,826,026
  Redemption of common stock...........  (6,778,244)     (2,348,699)     (3,351,301)       (5,700,000)
  Net income...........................          --              --       3,759,160         3,759,160
                                         -----------    -----------     ------------     ------------
Balance at June 30, 1997...............   3,854,548     $     3,855     $ 5,881,331      $  5,885,186
                                         ===========    ===========     ============     ============

         The accompanying notes are an integral part of this statement.

                           INLAND CASINO CORPORATION

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                                                       1996            1997
                                                                    -----------     -----------
Increase (decrease) in cash:
Net cash provided by operating activities:
  Net income......................................................  $ 1,455,693     $ 3,759,160
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................    2,446,277       2,808,629
  Deferred taxes..................................................      437,135         191,943
  Decline in fair market value of bonds...........................                       26,221
  Loss from sale of bonds.........................................                       10,500
  Changes in assets and liabilities:
  Accounts receivable.............................................      (62,600)         21,054
  Prepaid expenses and other current assets.......................       30,747          (4,939)
  Deposits and other assets.......................................       64,730          57,783
  Accounts payable and accrued expenses...........................      129,062         526,135
  Income taxes payable............................................      210,030         (20,143)
  Advances of future consulting fees..............................      545,630        (212,679)
                                                                    -----------     -----------
     Net cash provided by operating activities....................    5,256,704       7,163,664
Cash flows provided by (used) in investing activities:
  Increase in restricted cash and other investments, net..........                   (2,397,993)
  Sale of bonds...................................................                      381,082
  Purchase of furniture and equipment.............................     (102,338)        (45,767)
  Deferred contract costs.........................................   (1,699,699)       (724,947)
                                                                    -----------     -----------
     Net cash used in investing activities........................   (1,802,037)     (2,787,625)
                                                                    -----------     -----------
Cash flows provided by (used in) financing activities:
  Payment of debt.................................................     (501,321)       (279,946)
  Payments made under stock repurchase agreement..................                     (200,000)
  Loans to employee and others....................................                     (240,000)
  Repayment of loans from shareholders............................      (29,187)
                                                                    -----------     -----------
     Net cash provided by (used in) financing activities..........       15,122        (719,946)
                                                                    -----------     -----------
     Net increase in cash.........................................    2,924,159       3,656,093
Cash at beginning of period.......................................    1,423,826       4,347,985
                                                                    -----------     -----------
Cash at end of period.............................................  $ 4,347,985     $ 8,004,078
                                                                    ===========     ===========
Supplemental disclosures of cash flow information:
  Interest expense paid...........................................  $     3,001     $    63,000
                                                                    ===========     ===========
  Interest income received........................................  $    33,611     $   331,153
                                                                    ===========     ===========
  Income taxes paid...............................................  $   565,152     $ 2,357,000
                                                                    ===========     ===========
  Income tax refund received......................................  $   192,316     $       800
                                                                    ===========     ===========
  Settlement obligation...........................................  $               $ 1,369,591
                                                                    ===========     ===========
  Redemption of common stock by issuance of notes payable.........  $               $ 5,500,000
                                                                    ===========     ===========

         The accompanying notes are an integral part of this statement.

                           INLAND CASINO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Description of Business

     Inland Casino Corporation provides consulting and other professional services for gaming operations with Native American tribes. Substantially all of its revenue is earned from a consulting agreement with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe").

     Operation of any type of gaming on Indian land is subject to Federal, state and tribal regulation. Changes in regulations may limit or otherwise affect Indian gaming and therefore could have a material effect on the operations of the Company. As discussed in Note G, changes in the interpretation or the enforcement of existing statutes or regulations relating to Indian gaming, new statutes or regulations adverse to Indian gaming, and adverse decisions in pending litigation regarding Indian gaming, in general, and in California, specifically, could have a material adverse effect upon the financial condition and operation of the Company.

2.  Basis of Accounting

     The Company reports revenues and expenses from consulting services provided to Indian tribes using the accrual method of accounting. For all periods reported in these Financial Statements, substantially all of the Company's consulting revenue is generated from services related to the Barona Tribe, which operates the Barona Casino, a single Indian gaming operation located in California.

3.  Barona Consulting Agreement

     The Company provides consulting and other professional services to the Barona Tribe in connection with the Barona Tribe's operations at the Barona Casino in accordance with the terms and conditions of a certain Amended and Restated Consulting Agreement (which became effective on April 1, 1996), under a grant of authority from the Barona Tribe's General Council. In March 1996, the Company entered into an initial consulting agreement with the Barona Tribe covering the Barona Casino, also with an effective date of April 1, 1996. In May 1996, after the parties recognized an inadvertent mistake in the provision relating to consulting fees had been made, the Company and the Barona Tribe agreed to the above-referenced Amended and Restated Consulting Agreement (the "Barona Consulting Agreement" or the "Consulting Agreement").

     Prior to April 1, 1996, the Company provided operational and other services on behalf of the Barona Tribe, in accordance with the terms and conditions of a certain Gaming Management Agreement (the "Operations Agreement") with the Barona Tribe, also under a grant of authority from the Barona General Council. When the Operations Agreement was replaced by the Consulting Agreement, the Company and the Barona Tribe entered into a Mutual Release releasing each other from certain rights, duties and obligations set forth in the Operations Agreement.

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

     In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the National Indian Gaming Commission (the "NIGC"), and in May 1996 the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded the agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required.

                           INLAND CASINO CORPORATION

     In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe (the "January Settlement Agreement"). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company will account for the $2,000,000 in payments as deferred contract costs, which will be amortized over the remaining initial term of the Consulting Agreement with the Barona Tribe.

     In January 1997, the Company submitted the Consulting Agreement to the NIGC and in April 1997, the Company received a letter from the NIGC questioning whether the Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Consulting Agreement is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and the BIA, respectively, with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January Settlement Agreement and (iii) the actual elements of the relationship among the Barona Tribe, the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that such agreement will be approved by the BIA, and such failure to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company.

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

     The Company capitalized those costs incurred as deferred contract costs because (i) the Company had the ultimate responsibility for the costs incurred, and (ii) the Company believes that these costs are fully recoverable over the life of the Operations Agreement and the Consulting Agreement, through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unauthorized portion.

     On an ongoing basis, management reviews the valuation and recoverability of the unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

     For the period April 1, 1996 to June 30, 1997, amortization of deferred contract costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of both the Consulting Agreement and the Operations Agreement, the title to the casino facilities, furniture and equipment of the Barona Casino rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. Prior to April 1, 1996, amortization of these deferred costs was calculated as the greater of amortization using (i) the straight-line method over the remaining term of the Operations Agreement or
(ii) an accelerated method, whichever is greater. The accelerated amortization was equal to the excess of fees earned over 30% of the Barona Casino's operating income.

                           INLAND CASINO CORPORATION

     The Consulting Agreement can be terminated by the Barona Tribe for any material breach by the Company, as defined in such Agreement. Management is not aware of any material breach of the Consulting Agreement.

5.  Revenue Recognition

     Contract revenue is recorded as earned under the terms of the Consulting Agreement, and prior to April 1, 1996, under the terms of the Operations Agreement.

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

8.  Advances of Future Consulting Fees

     Advances of future consulting fees represent payments made to the Company in excess of consulting fees earned. The advances were used to fund a portion of the cost of improvements to the Barona Casino. Advances are repaid through reduction in payment of future consulting fees and are anticipated to be paid within one year of the advance. These advances are unsecured, non-interest bearing and are due on demand.

9.  Deferred Income Taxes

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     The deferred income tax asset results principally from California franchise taxes which are deductible when paid and from the excess of accelerated amortization of deferred contract costs for financial statement purposes over that allowed for income tax purposes.

10.  Net Income Per Share

     Net income per common and common equivalent share for the years ended June 30, 1996 ("Fiscal 1996") and 1997 ("Fiscal 1997") is calculated using the weighted average number of shares outstanding during the year. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the year.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which supercedes Accounting Principles Board Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data will be restated.

                           INLAND CASINO CORPORATION

     The following table presents basic and diluted EPS for the years ended June 30, 1996 and 1997, computed under the provisions of SFAS No. 128:

                                                                         1996     1997
                                                                         ----     ----
        Basic EPS......................................................  $.12     $.68
                                                                         ====     ====
        Diluted EPS....................................................  $.12     $.55
                                                                         ====     ====

11.  Accounting for Employee Stock Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. The Company continues to account for stock based compensation arrangements in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

     The adoption of SFAS No. 123 had no effect on the financial position or results of operations of the Company. The Company has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (see Note H).

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

13.  Impairment of Long-Lived Assets

     During its fiscal year ended June 30, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 did not have a material impact on the financial statements of the Company.

NOTE B -- DEFERRED CONTRACT COSTS

     Deferred contract costs consist of the following at June 30, 1997:

        Deferred contract costs under Consulting and Operations
          Agreements....................................................  $15,255,491
        Less: accumulated amortization..................................   (9,412,468)
                                                                          -----------
                                                                          $ 5,843,023
                                                                          ===========

                           INLAND CASINO CORPORATION

NOTE C -- FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following at June 30, 1997:

        Furniture.........................................................  $ 87,705
        Equipment.........................................................    85,978
        Automotive equipment..............................................    54,542
        Leasehold improvements............................................    20,579
                                                                            --------
                                                                             248,804
        Accumulated Depreciation..........................................   (89,171)
                                                                            --------
                                                                            $159,633
                                                                            ========

NOTE D -- STOCK REPURCHASE/LONG-TERM DEBT

  1.  Stock Repurchase Obligation

     In March 1996, the Company entered into an agreement to repurchase 1,908,865 shares of its own common stock and outstanding options totaling 894,780 from Jack R. Smith, a former executive officer, director and principal shareholder of the Company, for consideration totaling $1,400,000, and to provide continued benefits for the three year period ended February 1999. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal installments of $342,947. In addition, if the Company's common stock trading price reaches certain levels during measurement periods prior to March 1998 and 1999, Mr. Smith will be entitled to up to $250,000 in additional compensation for each measurement period.

     On September 30, 1996, pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996 (the "Stock Purchase Agreement") by and among Jonathan Ungar, Alan Henry Woods and the Company, the Company purchased 3,424,913 shares of its common stock from Mr. Ungar, a former director of the Company, and 3,353,331 shares of its common stock from Mr. Woods. The terms of the Stock Purchase Agreement include (i) a cash payment of $200,000 upon closing, (ii) the issuance of unsecured promissory notes in the principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) contingent obligations (the "Initial Contingent Obligations") to issue a total of $9,856,488 in unsecured promissory notes ($4,981,276 in principal amount to Mr. Ungar and $4,875,212 in principal amount to Mr. Woods) including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at the rate of 10% per annum, with payments of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation (the "Second Contingent Obligation") to issue an additional $3,000,000 in principal amount ($1,515,000 to Mr. Ungar and $1,485,000 to Mr. Woods) in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met) when and if certain conditions are met, with interest at the then "preferred" or "prime" rate of interest charged to the Company by the Company's principal bank, with payments of interest only for three years from the date of issuance, followed by two equal annual installments of principal plus interest on the remaining principal balances.

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

                           INLAND CASINO CORPORATION

June 30, 1997. If the $4,000,000 retained earnings test is not met in one year, the Company is not obligated to issue the notes in that year. However, the test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997, but each year can be used only once during the eight year period, and only five out of the eight years may be used.

     The Second Contingent Obligation is subject to the following conditions:
(i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact equals or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as an additional cost of the repurchase of its common stock each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

     As of June 30, 1997, the Company's retained earnings exceeded $4,000,000. Accordingly, as of September 15, 1997, $1,000,000 in 10% promissory notes payable are to be issued to each of Mr. Ungar and Mr. Woods. The additional $2,000,000 obligation has been recorded at June 30, 1997, and has been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement.

  2.  NIGC Settlement Obligation

     In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the January Settlement Agreement, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. Long-term debt at June 30, 1997, includes $1,369,591 relating to the January Settlement Agreement, of which $400,000 is currently payable (See Note A).

NOTE E -- LINE OF CREDIT

     In October 1995, the Company negotiated a credit facility with a bank that allowed for total borrowings of $2,000,000, with interest at prime plus 2%. The credit agreement was to expire on October 10, 1998, and was secured by all of the Company's personal property. The Company did not use the credit facility, and on October 22, 1996, the credit facility was cancelled. As additional consideration for the facility, the bank received immediately exercisable warrants to purchase 40,000 shares of the Company's common stock, subject to certain anti-dilution provisions, at an initial exercise price of $5.00. The warrant expires on October 10, 2000. The bank agreed to cancel the credit agreement and terminate its security interest in the Company's assets, but retained the warrant.

NOTE F -- INCOME TAXES

     Deferred taxes are comprised of the following at June 30, 1997:

        Excess of financial statement over tax amortization of deferred contract costs..................................................  $ 53,622
        California franchise taxes........................................   217,537
        Allowance for doubtful accounts...................................      (976)
                                                                            --------
        Deferred tax asset................................................  $270,183
                                                                            ========

                           INLAND CASINO CORPORATION

     The composition of the Company's income tax provision is as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1996           1997
                                                              ----------     ----------
        Current tax:
          Federal...........................................  $  404,701     $1,797,112
          State.............................................     178,165        538,945
                                                              ----------     ----------
             Current tax....................................     582,866      2,336,057
        Deferred tax:
          Federal...........................................     391,558        184,288
          State.............................................      45,576          7,655
                                                              ----------     ----------
             Deferred tax...................................     437,134        191,943
                                                              ----------     ----------
        Income tax provision................................  $1,020,000     $2,528,000
                                                              ==========     ==========

     A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                                      YEAR ENDED JUNE
                                                                            30,
                                                                     -----------------
                                                                     1996         1997
                                                                     ----         ----
        U.S. Federal statutory rate................................  34.0%        34.0%
        State income taxes.........................................   6.0%         6.0%
        Other......................................................   1.2%         0.2%
                                                                     ----         ----
                                                                     41.2%        40.2%
                                                                     ====         ====

NOTE G -- COMMITMENTS AND CONTINGENCIES

  Transactions with the Klamath Tribes

     In June 1996, the Company entered into a consulting agreement (the "Klamath Agreement") with the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed and now operate the Kla-Mo-Ya Casino near Chiloquin, in south-central Oregon. In May 1997, the Klamath Agreement was terminated by mutual agreement of the Klamath Tribes and the Company.

     Funding for the land purchase and a portion of the construction costs for the Kla-Mo-Ya Casino was obtained by the sale and issuance of $4,735.000 in revenue bonds issued by the Klamath Tribes. In connection with the bond financing, the Company expended $879,933 to purchase revenue bonds with a principal amount of $900,000. As a condition of the bond financing, the Company agreed to purchase and hold at least $500,000 principal amount of the such bonds for a five year period. In January 1997, the Company sold bonds with a principal amount of $200,000 for $195,582, and in June 1997, sold bonds with a principal amount of $200,000 for $185,500. Preopening costs and expenses of approximately $1,500,000 are being financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company has pledged to the bank a certificate of deposit for $1,518,000 as collateral for such loans.

     Under the terms of the Tribal State Compact for Regulation of Class III Gaming between The Klamath Tribes and the State of Oregon (the "Compact"), the Klamath Tribes opened the Kla-Mo-Ya Casino initially as a temporary facility which permits the operation of 300 video lottery terminals for a twenty-four-month period. Under the terms of the Compact, at the end of the twenty-four-month period, the Klamath Tribes must either increase the square footage of the casino facility to provide that the video lottery terminal area comprises no more than fifteen percent (15%) of the total square footage of the casino facility, or reduce the video lottery terminal area (and therefore the number of terminals or machines) to equal fifteen percent (15%) of the square footage of the temporary facility.

                           INLAND CASINO CORPORATION

     If cash flow from Kla-Mo-Ya Casino operations is not adequate to pay the Kla-Mo-Ya Casino's obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. Management believes that no allowance is necessary in the Company's financial statements, based upon estimated future cash flows of the Kla-Mo-Ya Casino operations during the next fiscal year.

  Lease Obligations

     During Fiscal 1996, the Company entered into operating leases for facilities, vehicles and equipment which expire at various dates through fiscal 2001. The minimum future payments due under operating lease contracts at June 30, 1997 for the years ending June 30 are as follows:

                1998...............................................  $73,038
                1999...............................................    7,168
                2000...............................................    5,736
                2001...............................................    1,603
                2002...............................................       --
                                                                     -------
                Net minimum lease payments.........................  $87,545
                                                                     =======

     Rental expense for Fiscal 1996 and Fiscal 1997 was $136,235 and $148,955, respectively.

  Contingent Lease Obligations

     The Company has guaranteed certain lease obligations of the Barona Casino in connection with agreements with the Barona Tribe. The minimum future payments due under these contracts for the five fiscal years ending June 30, 2002, totals approximately $61,000.

     In addition, the Company signed lease agreements covering video machines used in the operation of the Barona Casino. Such agreements are cancelable upon 30 days notice. These agreements are in the process of being assigned by the Company to the Barona Tribe; however, in the event that the Barona Tribe does not make the monthly rental payments under the agreements, the Company could be required to make the payments.

     The Company has guaranteed automobile lease payments on behalf of certain employees. Such leases expire at dates through 2002. Assuming that all future payments were to be made by the Company under this commitment, the Company would be obligated to pay approximately $237,000.

  Certain Third-Party Litigation Which Could Affect Indian Gaming In California

     Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both Federal and State levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' right or limitations on control of gaming, the rights of the tribes to compel the states to negotiate compacts with them, and numerous other issues. The Barona Tribe is not a party to most of these cases, nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided.

     According to a statement made by the U.S. Attorney's Office for the Southern District of California (the "USAO"), since June 1994, the Barona Tribe, the Sycuan Band of Mission Indians and the Viejas Band of Kumeyaay (Mission) Indians (collectively referred to herein as the "Southern District Tribes") have operated in compliance with a verbal understanding (a "standstill agreement") that has maintained the status quo of Indian gaming in the Southern District of California and have honored those agreements not to expand

                           INLAND CASINO CORPORATION
existing electronic gaming operations pending the outcome of relevant pending court decisions, discussed below.

     In Rumsey Indian Rancheria of Wintun Indians v. Wilson, 64 F.3d 1250 (Aug. 11, 1995), amending 41 F.3d 421 (Nov. 15, 1994), the Barona Tribe and certain other Indian tribes in California filed a declaratory judgment action in the United States District Court for the Eastern District of California seeking a determination that certain electronic and casino style card games, all acknowledged by the tribes and the State of California to be Class III games, were permitted under California law and hence the State was required to negotiate a compact with the tribes for such gaming activities. The Court of appeals for the Ninth Circuit held that, with the possible exception of slot machines in the form of video lottery terminals, such games were prohibited. The Ninth Circuit's decision remanded portions of the case back to the District Court to determine whether California permits slot machine play in the form of its video lottery terminals and scratcher game dispensers in conjunction with the California State Lottery. A scheduling order has been issued in which the State of California and the affected tribes, including the Barona Tribe, must submit written briefs, depositions and evidence before February 1998. It is uncertain when a decision will be made after the presiding judge takes the mater under submission, most probably in February 1998.

     In Western Telcon, Inc. v. California State Lottery, 13 Cal. 4th 475
(1996), the California Supreme Court held that a form of keno conducted by the California State Lottery was a house-banked game and not a lottery and hence was not authorized by the California State Lottery Act. In its decision, the court did not address the positions presented by the plaintiffs and the intervener, California-Nevada Indian Gaming Association, that the keno game involved slot machines and that the Lottery Act granted the California State Lottery a complete exemption from the anti-gaming provisions of the California Penal Code. A ruling that the game involved slot machines or a form of electronic gaming authorized by the Lottery Act would have been favorable to Indian tribes seeking, via Rumsey, a declaration that the State is required by IGRA to enter into a tribal-state compact governing electronic gaming on tribal lands. On the other hand, the court noted that the California State Lottery (and hence by implication, Indian tribes operating with tribal-states compacts) could legally conduct keno or other numbers games, using video terminals and on-line computers, provided the games are structured as lotteries rather than house-banked games.

     In June 1997, the U.S. Supreme Court denied the petition for a writ of certiorari which had been filed by some of the plaintiff tribes in the Rumsey case. The Supreme Court's denial of certiorari was issued under the name of Sycuan Band of Mission Indians v. Wilson, No. 96-1059, 117 S. Ct. 2508 (1997), on June 27, 1997. This action upheld the above-referenced Ninth Circuit Opinion and effectively refuted the contention of the Indian tribes in Rumsey that if California permitted any style of Class III games then the tribes should be permitted to play all forms of Class III games. As a result of the Supreme Court's denial of certiorari, the Southern District Tribes have acknowledged that certain currently operated video gaming devices are not within the acceptable/permissible scope of compactible gaming under present federal and state law and agreed to the commencement of a voluntary phase-out plan with the USAO.

     The phase-out plan commenced in August 1997, with the removal of 6% of each affected Tribe's existing video gaming machines and continues with the planned removal of another 10% of each affected Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected Tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.

     The State of California is currently engaged in negotiations with the Pala Band of Mission Indians (the "Pala Tribe"), which is also located in San Diego County, to determine what type of gaming is permissible

                           INLAND CASINO CORPORATION
and the circumstances under which it may be conducted. Management believes that these negotiations may lead to a model compact between the State and the Pala Tribe sometime before the end of calendar year 1997.

     The Southern District Tribes have renewed their request that the State of California begin negotiations with them (similar to those being held with the Pala Tribe) with a view towards reaching compacts allowing permissible machine gaming in their facilities. However, the Governor of the State of California has stated that he will not negotiate compacts with tribes currently operating casino games which he believes are not permissible under California law.

     To the extent that the Governor alters his position and decides to negotiate with the Southern District Tribes and other tribes currently operating electronic gaming machines, an issue in such compact negotiations is the conversion of electronic video machines to a lottery or pari-mutual format designed to comply with both federal and state law. The USAO has stated that it believes that the question of machine conversion would be consistent with the criteria being established in the current Pala compact negotiations.

     The phase-out of 16% of the video machines at the Barona Casino will result in an estimated reduction of the Company's consulting fees of approximately $193,000 per month beginning in October 1997. If the Barona Casino removes additional machines at the request of the U.S. Attorney for the Southern District of California (the "U.S. Attorney"), the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines, and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company.

     Under the present time-table set forth by the USAO, by mid-October 1977 the USAO and the Southern District Tribal Councils will review the status of the phase-out plans and the progress which has been made toward State of California compact negotiations with the Southern District Tribes. The Southern District Tribes have requested that the remainder of the phase-out agreement be completed following a review of the compact negotiations between the Pala Band and the State of California and a review of the status of the State of California's willingness to enter into negotiations with the Southern District Tribes. The Southern District Tribes are also continuing to examine the feasibility of converting existing video gaming machines to lottery-style games that would not constitute "slot machines" within the meaning of the California Penal Code. The conversion would also be consistent with the criteria being established in the current Pala Tribe compact negotiations.

     The USAO has stated that it intends to closely monitor this initial phase-out program during the months of August and September 1997, and the Southern District Tribes and the U.S. Attorney plan to meet again in early October 1997 to review the status of State of California compact negotiations and to finalize the remainder of the phase-out program.

     According to the U.S. Attorney, the efficacy of the planned phased withdrawal will be evaluated on a month-to-month basis in consideration of such factors as: (i) the status of the ongoing State of California/Pala negotiations;
(ii) the progress of negotiations between the State and the other Southern District Tribes and other California Native American Tribes; (iii) the status of gaming elsewhere in California; (iv) the status of proceedings on remand to Judge Burrell in the Eastern District of California in the Rumsey case; and (v) the well being of Native American communities in San Diego and the persons employed in those communities.

  Company Litigation

     The Company is subject to claims and lawsuits which arise in the ordinary course of business. In the opinion of the Company, the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

                           INLAND CASINO CORPORATION

NOTE H -- STOCK OPTIONS

     In 1994, the Board of Directors and shareholders of Inland Casino Corporation, a Delaware corporation ("ICC") approved a Stock Option Plan (the "1994 Plan") under which 27,838 incentive stock options and 41,756 nonstatutory stock options were granted. Upon the merger of ICC with and into the Company (formerly known as Twin Creek Exploration Co., Inc.) on May 22, 1995, the 1994 Plan was terminated, but all options outstanding under the 1994 plan were assumed by the Company and are immediately exercisable.

     In 1995, the Board of Directors and the shareholders of the Company approved the Company's 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, options to purchase up to 4,000,000 shares of the Company's common stock may be granted. Shares covered by options which terminate without exercise are available for reissuance. Options may be issued to employees, consultants and directors of the Company either as (i) incentive stock options;
(ii) nonstatutory stock options; or (iii) as combinations of both types of options.

     In 1996, the Board of Directors and shareholders of the Company approved the Company's 1996 Nonemployee Directors Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of the Company's common stock may be granted. The 1996 Plan provides that each nonemployee director will automatically be granted an option to purchase 10,000 shares on the date such nonemployee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each nonemployee director will be granted an option to purchase 5,000 shares on the date of each of the Company's Annual Meetings of Shareholders at which such nonemployee director is elected to the Board of Directors. The stock option grants will be issued as nonstatutory stock options, and the option price will be equal to the closing price of the Company's common stock on the date of grant.

     Stock option grants are determined by the Compensation Committee of the Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 900,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan have a maximum term of ten years and are generally exercisable ratably over a four and one-half or five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of the Company's common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Nonstatutory stock options must have an exercise price of not less than 80% of the fair market value on the date of grant.

     The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the periods indicated:

                                                                  OPTIONS       OPTION PRICE
                                                                OUTSTANDING       PER SHARE
                                                                -----------     -------------
    Outstanding at June 30, 1995..............................      69,594          $1.00
    Year ended June 30, 1996:
      Granted.................................................   1,773,306      $3.50 -- $4.00
      Cancelled...............................................     (92,278)         $3.50
                                                                 ---------
    Outstanding at June 30, 1996..............................   1,750,622      $1.00 -- $3.75
    Year ended June 30, 1997:
      Granted.................................................   1,614,440      $2.75 -- $3.75
      Cancelled...............................................     (40,000)         $3.50
                                                                 ---------
    Outstanding at June 30, 1997..............................   3,325,062      $1.00 -- $3.75
                                                                 ---------

                           INLAND CASINO CORPORATION

     There were no options exercised under any of the Plans as of June 30, 1997.

     The Plans are accounted for under APB No. 25 and related interpretations. The exercise price of each option equals the market price of the Company's stock on the date of grant; accordingly, under APB No. 25, no compensation costs are recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                    YEAR ENDED JUNE 30,
                                                                 --------------------------
                                                                    1996            1997
                                                                 -----------     ----------
    Net income (loss)
      As reported..............................................  $ 1,455,693     $3,759,160
      Pro forma................................................  $(2,374,992)    $  176,853
    Net income (loss) per share
      As reported..............................................  $      0.12     $     0.55
      Pro forma................................................  $     (0.20)    $     0.03

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 1996 and 1997, respectively: dividend yield, 0.0% for both years; expected volatility of 1.74 and 1.42; average risk-free interest rates of 6.0% and 6.2%; and expected lives of 5 years for both years.

     The pro forma calculations are not indicative of current or future operating results of the Company. In addition, the pro forma charges to income are calculated without income tax benefit since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS," and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Compliance with Section 16(a) of the Exchange Act" in Inland Casino's definitive proxy statement (the "Proxy Statement") for the Annual Meeting scheduled to be held in December 1997 is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1997.

ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) LIST OF EXHIBITS. The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company's expense in furnishing such exhibit.

EXHIBIT
  NO.
-------
  3.1     Amended and Restated Articles of Incorporation of the Company (formerly known as Twin
          Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual
          Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the
          Commission on October 12, 1995 (File No. 0-11532) (the "Fiscal 1995 Annual Report"),
          which is hereby incorporated herein by reference.

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

EXHIBIT
  NO.
-------
 MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

 10.1     1994 Stock Option Plan of ICC II, previously filed as Exhibit 10.2 to the Fiscal 1995
          Annual Report, which is hereby incorporated herein by reference.

 10.2     The Company's 1995 Stock Option Plan, previously filed as Appendix A to the Company's
          Proxy Statement dated October 30, 1995 filed with the Commission on October 30, 1995
          (File No. 0-11532) (the "1995 Proxy Statement"), which is hereby incorporated herein by reference.

 OTHER MATERIAL CONTRACTS

 10.3     Amended and Restated Consulting Agreement by and between the Company and the Barona
          Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), dated as of
          April 29, 1996, previously filed as Exhibit 10.7 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on
          October 5, 1996 (File No. 0-11532) (the "Fiscal 1996 Annual Report"), which is hereby incorporated herein by reference.

 10.4     Mutual Release by and between the Company and the Barona Tribe dated as of March 27,
          1996, previously filed as Exhibit 10.8 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.5     Assignment and Assumption of Lease between ICC II and Winland Corporation, dated as of January 1, 1995, previously filed as Exhibit 10.6 to the Fiscal 1995 Annual Report which is hereby incorporated herein by reference.

 10.6     Amended and Restated Gaming Machine Location Agreement by and between SSK Game
          Enterprises and the Company, dated December 1, 1995, previously filed as Exhibit
          10.16 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.7     Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the
          Company, dated December 1, 1995, previously filed as Exhibit 10.17 to the Fiscal 1996
          Annual Report, which is hereby incorporated herein by reference.

 10.8     Amended and Restated Gaming Machine Location Agreement between American Heritage
          Amusement Corporation and the Company, dated December 1, 1995, previously filed as
          Exhibit 10.18 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.9     Lease Agreement between Sprung Instant Structures, Inc. and Inland Casino Partners
          (d/b/a Barona Casino), dated December 14, 1993, previously filed as Exhibit 10.10 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.

 10.10    Stock Purchase and Settlement and Release Agreement by and between the Company and
          Jack R. Smith dated February 23, 1996, previously filed as Exhibit 10.1 to the March
          1996 Quarterly Report, which is hereby incorporated herein by reference.

 10.11    Promissory Note dated March 4, 1996 in favor of Jack R. Smith in the principal amount of $900,000, previously filed as Exhibit 10.2 to the March 1996 Quarterly Report, which is hereby incorporated herein by reference.

 10.12    Stock Purchase and Settlement and Release Agreement by and among the Company,
          Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996
          Current Report"), which is hereby incorporated herein by reference.

 10.13    Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1, 1996 Current
          Report, which is hereby incorporated herein by reference.

EXHIBIT
  NO.
-------
 10.14    Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1,
          1996 Current Report, which is hereby incorporated herein by reference.

 10.15    Talent Agreement dated October 30, 1995 by and between Kenny Rogers Productions and the Company, previously filed as Exhibit 10.25 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.16    Settlement Agreement dated January 3, 1997 by and between the Company and the
          National Indian Gaming Commission, previously filed as Exhibit 99 to the Company's
          Current Report on Form 8-K dated January 7, 1997, filed with the Commission on
          January 7, 1997 (File No. 0.11532), which is hereby incorporated herein by reference.

 23       Consent of Grant Thornton LLP.

 27       Financial Data Schedule.

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

                                          INLAND CASINO CORPORATION,
                                          a Utah corporation

Dated: September 29, 1997                 By:    /s/ L. DONALD SPEER, II
                                            ------------------------------------
                                            L. Donald Speer, II
                                            Chairman of the Board and Chief
                                            Executive Officer, President
                                            and Chief Operating Officer
                                            (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. DONALD SPEER, II                                                     September 29, 1997
------------------------------------------------------
L. Donald Speer, II,
Chairman of the Board and Chief Executive Officer,
  President and Chief Operating Officer
  and a Director (Principal Executive Officer)

/s/ ARTHUR R. PFIZENMAYER                                                   September 29, 1997
------------------------------------------------------
Arthur R. Pfizenmayer
Executive Vice President and a Director

/s/ ANDREW B. LAUB                                                          September 29, 1997
------------------------------------------------------
Andrew B. Laub
Executive Vice President, Finance and
  Development, Treasurer and a Director

/s/ G. FRITZ OPEL                                                           September 29, 1997
------------------------------------------------------
G. Fritz Opel
Executive Vice President, Marketing and
  Consulting Services and a Director

/s/ DUANE M. EBERLEIN                                                       September 29, 1997
------------------------------------------------------
Duane M. Eberlein
Executive Vice President, Chief Financial Officer
  and a Director (Principal Financial
  and Accounting Officer)

------------------------------------------------------
Jana McKeag
Vice President, Governmental Relations
  and a Director

/s/ CHARLES REIBEL                                                          September 29, 1997
------------------------------------------------------
Charles Reibel
Director

/s/ CORNELIUS E. SMYTH                                                      September 29, 1997
------------------------------------------------------
Cornelius E. ("Neil") Smyth
Director

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                          DESCRIPTION
-------   -------------------------------------------------------------------------------------
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

 MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

 10.1     1994 Stock Option Plan of ICC II, previously filed as Exhibit 10.2 to the Fiscal 1995
          Annual Report, which is hereby incorporated herein by reference.

 10.2     The Company's 1995 Stock Option Plan, previously filed as Appendix A to the Company's
          Proxy Statement dated October 30, 1995 filed with the Commission on October 30, 1995
          (File No. 0-11532) (the "1995 Proxy Statement"), which is hereby incorporated herein by reference.

 OTHER MATERIAL CONTRACTS

 10.3     Amended and Restated Consulting Agreement by and between the Company and the Barona
          Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), dated as of
          April 29, 1996, previously filed as Exhibit 10.7 to the Company's Annual Report on
          Form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on
          October 15, 1996 (File No. 0-11532) (the "Fiscal 1996 Annual Report"), which is hereby incorporated herein by reference.

 10.4     Mutual Release by and between the Company and the Barona Tribe dated as of March 27,
          1996, previously filed as Exhibit 10.8 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.5     Assignment and Assumption of Lease between ICC II and Winland Corporation, dated as of January 1, 1995, previously filed as Exhibit 10.6 to the Fiscal 1995 Annual Report which is hereby incorporated herein by reference.

 10.6     Amended and Restated Gaming Machine Location Agreement by and between SSK Game
          Enterprises and the Company, dated December 1, 1995, previously filed as Exhibit
          10.16 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.7     Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the
          Company, dated December 1, 1995, previously filed as Exhibit 10.17 to the Fiscal 1996
          Annual Report, which is hereby incorporated herein by reference.

 10.8     Amended and Restated Gaming Machine Location Agreement between American Heritage
          Amusement Corporation and the Company, dated December 1, 1995, previously filed as
          Exhibit 10.18 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.9     Lease Agreement between Sprung Instant Structures, Inc. and Inland Casino Partners
          (d/b/a Barona Casino), dated December 14, 1993, previously filed as Exhibit 10.10 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.

 10.10    Stock Purchase and Settlement and Release Agreement by and between the Company and
          Jack R. Smith dated February 23, 1996, previously filed as Exhibit 10.1 to the March
          1996 Quarterly Report, which is hereby incorporated herein by reference.

EXHIBIT
  NO.                                          DESCRIPTION
-------   -------------------------------------------------------------------------------------
 10.11    Promissory Note dated March 4, 1996 in favor of Jack R. Smith in the principal amount of $900,000, previously filed as Exhibit 10.2 to the March 1996 Quarterly Report, which is hereby incorporated herein by reference.

 10.12    Stock Purchase and Settlement and Release Agreement by and among the Company,
          Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996
          Current Report"), which is hereby incorporated herein by reference.

 10.13    Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to the October 1, 1996 Current
          Report, which is hereby incorporated herein by reference.

 10.14    Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to the October 1,
          1996 Current Report, which is hereby incorporated herein by reference.

 10.15    Talent Agreement dated October 30, 1995 by and between Kenny Rogers Productions and the Company, previously filed as Exhibit 10.25 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

 10.16    Settlement Agreement dated January 3, 1997 by and between the Company and the
          National Indian Gaming Commission, previously filed as Exhibit 99 to the Company's
          Current Report on Form 8-K dated January 7, 1997, filed with the Commission on
          January 7, 1997 (File No. 0.11532), which is hereby incorporated herein by reference.

 23       Consent of Grant Thornton LLP.

 27       Financial Data Schedule.