Form 10QSB
period 1997-09-30
INLAND CASINO CORP
filed 1997-11-13
CIK 318291

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 1997

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


        16868 Via Del Campo Court, Suite 200, San Diego, California 92127
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (619) 546-9383

  Former address: 4225 Executive Square, Suite 1650, La Jolla, California 92037
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 7, 1997, 3,886,348 shares of common stock, $.001 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


================================================================================

                            INLAND CASINO CORPORATION

                                  FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             June 30, 1997 and September 30, 1997....................      1

             Statements of Operations -
             Three months ended September 30, 1996 and 1997..........      2

             Statements of Cash Flows -
             Three months ended September 30, 1996 and 1997..........      3

             Notes to Interim Financial Statements...................      4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION..................................      9

PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................     13

SIGNATURES...........................................................     14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            INLAND CASINO CORPORATION
                                 BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1997


                                                                  June 30, 1997   September 30, 1997
                                                                  -------------   ------------------
                                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $ 8,004,078          $ 8,783,052
     Accounts receivable                                                 70,100              104,844
     Prepaid expenses and other current assets                           58,069              127,653
                                                                    -----------          -----------

               Total current assets                                   8,132,247            9,015,549
RESTRICTED CASH AND OTHER INVESTMENTS                                 1,981,750            1,982,320
OTHER NON-CURRENT ASSETS
          Receivables due after one year                                240,000              323,000
          Furniture and equipment, net                                  159,633              399,862
          Deferred contract costs, net                                5,843,023            5,315,242
          Deferred taxes                                                270,183              164,183
          Deposits and other assets                                      87,291              104,641
                                                                    -----------          -----------

                                                                    $16,714,127          $17,304,797
                                                                    ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Advances of future consulting fees--Barona Casino              $ 2,173,135          $ 2,567,866
     Current portion of long-term debt                                1,020,054              400,000
     Accounts payable and accrued expenses                              975,424              710,185
     Income taxes payable                                               190,737              409,737
                                                                    -----------          -----------

                                 Total current                        4,359,350            4,087,788
                                                                    -----------          -----------
liabilities

LONG TERM DEBT, LESS CURRENT PORTION                                  6,469,591            6,700,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Common stock, $.001 par, 100,000,000
        shares authorized, 3,854,548                                      3,855                3,855
        shares outstanding
     Retained earnings                                                5,881,331            6,513,154
                                                                    -----------          -----------
               Total shareholders' equity                             5,885,186            6,517,009
                                                                    -----------          -----------

                                                                    $16,714,127          $17,304,797
                                                                    ===========          ===========

                          INLAND CASINO CORPORATION
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (UNAUDITED)


                                                           1996                   1997
                                                       ------------           ------------

CONTRACT REVENUE
     Barona Casino                                     $  3,950,000           $  3,780,000
     Other                                                                         152,000
                                                       ------------           ------------
                                                          3,950,000              3,932,000
                                                       ------------           ------------

OPERATING EXPENSES:
     General and administrative expenses                  1,878,391              1,962,297
     Amortization of deferred contract costs                604,371                872,868
                                                       ------------           ------------
                                                          2,482,762              2,835,165
                                                       ------------           ------------

Operating profit                                          1,467,238              1,096,835

Other income and (expense):
     Interest income                                         56,653                146,307
     Interest expense                                       (15,750)              (102,319)
                                                       ------------           ------------
                                                             40,903                 43,988
                                                       ------------           ------------
Income before income taxes                                1,508,141              1,140,823

Income tax provision                                        715,000                509,000
                                                       ------------           ------------

Net income                                             $    793,141           $    631,823
                                                       ============           ============

Earnings per share                                     $       0.07           $       0.10
                                                       ============           ============

Shares used in the computation of  income per
common and common equivalent share                       11,913,102              6,408,700
                                                       ============           ============

                            INLAND CASINO CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)


                                                                     1996                  1997
                                                                 -----------           -----------

Net cash generated by (used in) operating activities:
    Net income                                                   $   793,141           $   631,823
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                 616,213               891,667
       Deferred taxes                                                158,000               106,000
       Changes in assets and liabilities:
         Accounts receivable                                        (222,438)              (34,744)
         Prepaid expenses and other current assets                   (11,511)              (69,584)
         Deposits and other assets                                   (17,350)
         Accounts payable and accrued expenses                       424,637              (265,239)
         Income taxes payable                                        345,000               219,000
         Advances of future consulting fees                           81,452               394,731
                                                                 -----------           -----------
Net cash provided by operating activities                          2,184,494             1,856,304
                                                                 -----------           -----------

 Cash flows provided by (used) in investing activities:
    Purchase of furniture and equipment                                                   (259,598)
    Deferred contract costs                                         (226,450)             (114,678)
                                                                 -----------           -----------
Net cash used in investing activities                               (226,450)             (374,276)
                                                                 -----------           -----------

Cash flows provided by (used in) financing activities:
   Payment of notes payable                                                               (620,054)
   Loans to employees                                                                      (83,000)
   Repurchase and cancellation of common stock                      (200,000)                 --
                                                                 -----------           -----------
Net cash provided by (used in) financing activities                 (200,000)             (703,054)
                                                                 -----------           -----------

Increase in cash                                                   1,758,044               778,974
Cash, beginning of period                                          4,347,985             8,004,078
                                                                 -----------           -----------
Cash, end of period                                              $ 6,106,029           $ 8,783,052
                                                                 ===========           ===========

Supplemental disclosures of cash flow information:

   Interest expense paid                                         $      --             $   375,624
                                                                 ===========           ===========
   Interest income received                                      $    57,862           $   123,307
                                                                 ===========           ===========
   Income taxes paid                                             $   212,000           $   184,000
                                                                 ===========           ===========
   Issuance of notes payable in connection
             with the repurchase of common stock                 $ 3,500,000           $      --
                                                                 ===========           ===========

                            INLAND CASINO CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1. PRESENTATION OF INTERIM FINANCIAL INFORMATION.

Basis of Presentation - The accompanying interim unaudited financial statements have been prepared by Inland Casino Corporation, a Utah corporation (the "Company" or "Inland Casino"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

Earnings per share - Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding for the three month periods ended September 30, 1996 and 1997. Equivalent shares are those issuable upon the assumed exercise of stock options reflected under the treasury stock method using the average market price of the Company's shares during the periods when their effect is dilutive.

2. BUSINESS AND BASIS OF ACCOUNTING. The Company provides consulting and other professional services for gaming operations under consulting agreements with Native American Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the three months ended September 30, 1996 and 1997 was generated from services provided to the Barona Tribe, with the exception of $152,000 in fees received for work performed for a tribe in Oregon.

The Company has begun exploring new opportunities, including researching, reviewing and evaluating other services and products that the Company may develop and market in electronic format, including through the Internet.

3. AGREEMENTS WITH THE BARONA TRIBE. The Company has provided services to the Barona Tribe since 1991. The Company currently provides consulting services in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Barona Consulting Agreement" or "Consulting Agreement").

The Barona Consulting Agreement expires in March 1999; however, it contains an option to extend the Consulting Agreement for an additional five year period. Under the terms of the Barona Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the distributions received by the Barona Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement, (the predecessor agreement to the Consulting Agreement), to the the National Indian Gaming Commission (the "NIGC") and, in May

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required.

In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2 million to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company accounted for the $2 million commitment as deferred contract costs, which will be amortized over the remaining initial term of the Consulting Agreement with the Barona Tribe.

In January 1997, the Company submitted the Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Consulting Agreement is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and the BIA, respectively, with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January 1997 settlement agreement and
(iii) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that such Agreements will be approved by the BIA, and such failure to approve the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.


4. DEFERRED CONTRACT COSTS. Pursuant to oral agreements with the Barona Tribe, the Company has agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed liability for any of these obligations, the Company has capitalized those costs incurred as deferred contract costs since
(i) the Company had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (ii) management believes that these costs are fully recoverable over the life of the Consulting Agreement through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion. On an ongoing basis, the Company reviews the valuation and recoverability of these unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of the Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

otherwise. The Consulting Agreement can be terminated by the Barona Tribe for any material breach by the Company, as defined in such agreement. Management is not aware of any material breach of the Consulting Agreement.


5. RESTRICTED CASH AND OTHER INVESTMENTS. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south-central Oregon, a temporary gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. As a condition of the bond financing, the Company agreed to hold the bonds for a five year period. Preopening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans.

If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

6.      STOCK REPURCHASE/LONG-TERM DEBT.

Stock Repurchase Obligations - The Company repurchased its own common stock and outstanding options from a former executive officer, director and principal shareholder of the Company. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal installments of $342,947. The notes were paid in full in September 1997. If the Company's common stock trading price reaches certain levels during measurement periods prior to March 1998 and 1999, such former executive officer will be entitled to up to $250,000 in additional compensation for each measurement period.

The Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director in September 1996 (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (i) an aggregate cash payment of $200,000 to such shareholders upon closing, (ii) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes, (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years commencing with the

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

fiscal year ending June 30, 1997. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

As of June 30, 1997, the Company's retained earnings exceeded $4,000,000. Accordingly, a $2,000,000 obligation has been recorded at June 30, 1997, and has been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement.

NIGC Settlement Obligation - In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the agreement, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the Barona reservation, payable in five equal annual installments, commencing in January 1997. Long-term debt at September 30, 1997, includes $1,600,000 relating to the January Settlement Agreement, of which $400,000 is currently payable.

7. CONTINGENCIES. Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both the federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, and numerous other issues. While the Barona Tribe is a party to certain of these cases, it is not a party to many of these cases, nor is the Barona Reservation within the jurisdiction of certain courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

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

On June 30, 1994, the U.S. Attorney's Office of the Southern District of California ("USAO") announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe (collectively, the "Southern District Tribes"), that allowed the Barona Tribe to continue to operate without expansion of gaming activities subject to certain conditions.

                            INLAND CASINO CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

In June 1997, as a result of a recent Supreme Court decision, the Southern District Tribes have acknowledged that certain currently operated video gaming devices are not within the acceptable/permissible scope of compactible gaming under present federal and state law and agreed to the commencement of a voluntary phase-out plan with the USAO.

The phase-out plan commenced in August 1997, with the removal of 6% of each affected Tribe's existing video gaming machines and continued in September 1997 with the removal of another 10% of each affected Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected Tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.

In September 1997, the USAO announced that it would defer further decisions relating to the phase-out plan until (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians (the "Pala Tribe") and
(ii) the establishment of a framework for future negotiations between the Pala Tribe and the State of California, and the State of California and the other California Tribes, including those that are presently engaged in gaming.

The State of California is currently engaged in negotiations with the Pala Tribe, which also is located in San Diego County, to determine what type of gaming is permissible and the circumstances under which it may be conducted. Management believes that these negotiations may lead to a model compact between the State of California and the Pala Tribe.

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

To the extent that the Governor alters his position and decides to negotiate with the Southern District Tribes and other tribes currently operating electronic gaming machines, an issue in such compact negotiations will be the conversion of electronic video machines to a lottery or pari-mutual format designed to comply with both federal and state law. The USAO has stated that it believes that the question of machine conversion would be consistent with the criteria being established in the current Pala compact negotiations.

The phase-out of 16% of the video machines at the Barona Casino will result in an estimated reduction of the Company's consulting fees of approximately $193,000 per month beginning in October 1997. If the Barona Casino removes additional machines at the request of USAO , the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Inland Casino Corporation (the "Company" or "Inland Casino") has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. Since April 1, 1996, the Company has provided consulting services to the Barona Tribe at the Barona Casino under the terms of an Amended and Restated Consulting Agreement (the "Consulting Agreement"). The Company provided certain personnel, at its expense, to operate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting clients in arranging or providing financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the remaining life of the Consulting Agreement through March 1999. The recovery of these deferred costs is achieved through the fees earned by Inland Casino pursuant to agreements with the Barona Tribe.

From June to October 1996, the Company provided consulting services to the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribes") at the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon, and with the Associated Tribes of Northwest Indians in Oregon. Fees of $152,000 were earned during this period and paid during the three months ended September 30, 1997.

From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, near Chiloquin, in south-central Oregon.

In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a principal amount of $900,000, as part of a $4,735,000 principal amount bond financing. In January 1997, the Company sold $200,000 principal amount of such bonds for $195,582 and in June 1997 sold another $200,000 principal amount of such bonds for $185,500. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for third-party bank loans to the Klamath Tribes. If the Kla-Mo-Ya Casino sustains operating losses after opening, the Company may lose a portion or all of its $464,320 investment, ($500,000 principal amount), in revenue bonds and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's liquidity and financial condition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUE. Revenue decreased 0.5% from $3,950,000 for the three months ended September 30, 1996 to $3,932,000 for the three months ended September 30, 1997, as a result of lower profit margins at the Barona Casino. The Company's revenue for the three months ended September 30, 1997 was entirely from fees earned as a consultant to the Barona Tribe with the exception of $152,000 in fees received from consulting services provided to the Siletz Tribes.

OPERATING EXPENSES. General and administrative expenses increased 4.5% from $1,878,391 for the three months ended September 30, 1996 to $1,962,297 for the three months ended September 30, 1997, resulting primarily from increases in consulting and legal fees (in part related to the Company's exploration of new business opportunities), partially offset by a decrease in provision for doubtful accounts as allowances established during the quarter ending September 30, 1996 to cover anticipated losses resulting from certain consulting engagements.

Amortization of deferred contract costs increased 44.4% from $604,371 for the three months ended September 30, 1996 to $872,868 for the three months ended September 30, 1997, primarily as a result of an increase in deferred contract costs, primarily resulting from the addition of the $2,000,000 commitment to the Barona Tribe. (See Notes to Interim Financial Statements, Note 3. Agreements with the Barona Tribe.)

OTHER INCOME AND EXPENSE. For the three months ended September 30, 1997, interest income was $146,307 compared to $56,653 for the three months ended September 30, 1996. The increase was due to the increase in investments and cash equivalents.

Interest expense increased from $15,750 for the three months ended September 30, 1996 to $102,319 for the three months ended September 30, 1997, primarily as a result of interest expense incurred on notes payable issued in March 1996 in connection with the repurchase of 1,908,865 shares of the Company's common stock from a former officer and director of the Company, and in September 1996 in connection with the repurchase of shares of the Company's common stock from two major shareholders, including a former director of the Company. (See Notes to Interim Financial Statements, Note 6. Stock Repurchases/Long-term Debt.)

INCOME TAX PROVISION. The income tax provision decreased 28.8% from $715,000 for the three months ended September 30, 1996 to $509,000 for the three months ended September 30, 1997, based on decreased operating profit in the current quarter.


VIDEO GAMING MACHINE REDUCTION. As a result of negotiations between the U.S. Attorney's Office of the Southern District of California ("USAO") and several Southern California Indian tribes, including the Barona Tribe (the "Southern District Tribes"), these Tribes each agreed to commence a phase-out plan of certain electronic gaming machines.

The phase-out plan commenced in August 1997, with the removal of 6% of each affected Tribe's existing video gaming machines and continued in September 1997 with the removal of another 10% of each affected Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected Tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.

In September 1997, the USAO announced that it would defer further decisions relating to the phase-out plan until (i) the completion of the ongoing compact negotiations between the Pala Band of Mission Indians (the "Pala Tribe") and
(ii) the establishment of a framework for future negotiations between the Pala Tribe and the State of California, and the State of California and the other California Tribes, including those that are presently engaged in gaming.

The phase-out of 16% of the video machines at the Barona Casino will result in an estimated reduction of the Company's consulting fees of approximately $193,000 per month beginning in October 1997. If the Barona Casino removes additional machines at the request of USAO , the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company.

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

In addition, the Company's Consulting Agreement with the Barona Tribe has not yet been approved by all regulatory authorities. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Interim Financial Statements,
Note 3, Agreements with the Barona Tribe.)

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

Currently, the State of California is engaged in negotiations with the Pala Band of Mission Indians to determine what type of gaming is permissible in California and the circumstances under which it may be conducted. These negotiations are important to the Barona Tribe, as well as other California tribes, in connection with establishing a framework for future permissible gaming activities for Indian tribes in California. (See Notes to Interim Financial Statement, Note 7. Contingencies.)

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal source of liquidity at September 30, 1997 consisted of cash of $8,783,052, future revenues generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the three months ended September 30, 1997, the Company's cash position increased $778,974 from the June 30, 1997 balance of $8,004,078, to $8,783,052 at September 30, 1997. The increase was provided by net cash generated by operating activities of $1,856,304 during the period reduced by cash flows used in financing activities of $374,276 and investing activities of $703,054.

Deferred income taxes decreased $106,000 as the amortization of deferred contract costs for tax purposes exceeded amortization of such costs for financial statement purposes during the three months ended September 30, 1997.

Accounts payable and accrued expenses decreased $265,239 primarily as a result of payments OF accrued interest on notes payable issued in connection with repurchases of common stock.

From the inception of the Company, the Company's most significant expenditure has been the funding of the deferred contract costs related to expansion of the facilities at the Barona Casino. The Company has received advances against future fees from the Barona Tribe to assist in financing such activities. The decrease in net deferred contract costs from $5,843,023 at June 30, 1997 to $5,315,242 at September, 1997, resulted from amortization of $872,868, partially offset by a $345,087 increase in deferred contract costs financed by the use of $114,678 in cash flow and $230,409 in long-term advances of future fees from the Barona Casino during the same period. At September 30, 1997, outstanding advances of future fees from the Barona Casino totalled $2,567,866. Advances do not bear interest and are due on demand.

Cash flows used in investing activities for the three months ended September 30, 1997 includes investments of $259,598 in furniture and equipment, primarily computer software and hardware.

Restricted cash and other investments of $1,982,320 is comprised of a bank certificate of deposit of $1,518,000 pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino and the Company's net investment of $464,320 in revenue bonds issued by the Klamath Tribes. (See Notes to Interim Financial Statements, Note 5. Restricted cash and other investments.)

Cash flows used in financing activities include $620,054 for repayment of promissory note to a former executive officer, director, and principal shareholder for the repurchase of shares of common stock. This repayment also decreased the current portion of long-term debt by $620,054. (See Notes to Interim Financial Statements, Note 6, Stock repurchase/Long-term debt.) Additionally, there was an $83,000 increase in loans made to employees of the Company.

Long term debt increased $230,409, as a result of long term advances of future fees to the Barona Casino.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The Exhibits listed below are filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

        Exhibit No.                         Description
        -----------                         -----------

            10.1 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, a California General Partnership.

            27          Financial Data Schedule.

    (b) Reports on Form 8-K.

No reports on Form 8-K were filed with the Commission during the Company's first quarter ended September 30, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INLAND CASINO CORPORATION,
                                           a Utah Corporation

Date:  November 12, 1997                         By:  /S/ Andrew B. Laub
                                                      -------------------
                                                 Andrew B. Laub
                                                 Executive Vice President,
                                                 Chief Financial Officer, and
                                                 Treasurer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


        Exhibit No.                         Description
        -----------                         -----------

            10.1 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, a California General Partnership .

            27          Financial Data Schedule.