Form 10QSB
period 1997-12-31
INLAND ENTERTAINMENT CORP
filed 1998-02-13
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 1997


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ___________ to ___________


                         Commission File Number: 0-11532



                        INLAND ENTERTAINMENT CORPORATION
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

         Issuer's telephone number, including area code: (619) 716-2100

                     Former name: Inland Casino Corporation
                     --------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 6, 1998, 3,886,348 shares of common stock, $.001 par value per share, were outstanding.

       Transitional Small Business Disclosure Format (check one) Yes    No  X
                                                                    ---   ---


================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                  Page
                                                                                 Number
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             June 30, 1997 and December 31, 1997................................   1

             Statements of Operations -
             Three months ended December 31, 1996 and 1997......................   2
             Six months ended December 31, 1996 and 1997........................   3

             Statements of Cash Flows -
             Six months ended December 31, 1996 and 1997........................   4

             Notes to Interim Financial Statements..............................   5


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION..................................   10
 .
PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS......................................   15

      ITEM 5. OTHER INFORMATION.................................................   16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   16

SIGNATURES                                                                         17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        INLAND ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1997




                                                                 June 30, 1997   December 31, 1997
                                                                 -------------   -----------------

                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                  $ 8,004,078       $ 8,729,697
      Accounts receivable                                             70,100           321,776
      Prepaid expenses and other current assets                       58,069           314,015
                                                                 -----------       -----------

                Total current assets                               8,132,247         9,365,488
RESTRICTED CASH AND OTHER INVESTMENTS                              1,981,750         2,115,320
OTHER NON-CURRENT ASSETS
           Receivables due after one year                            240,000           500,258
           Furniture and equipment, net                              159,633           789,790
           Deferred contract costs, net                            5,843,023         4,430,150
           Deferred taxes                                            270,183            78,183
           Deposits and other assets                                  87,291           123,424
                                                                 -----------       -----------
                                                                 $16,714,127       $17,402,613
                                                                 ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Advances of future consulting fees--Barona Casino          $ 2,173,135       $ 2,612,448
      Current portion of long-term debt                            1,020,054           400,000
      Accounts payable and accrued expenses                          975,424           972,762
      Income taxes payable                                           190,737            36,737
                                                                 -----------       -----------
                                 Total current liabilities         4,359,350         4,021,947
                                                                 -----------       -----------


LONG TERM DEBT, LESS CURRENT PORTION                               6,469,591         6,700,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

      Common stock, $.001 par, 100,000,000 shares
          authorized, 3,886,348 shares outstanding                     3,855             3,886
      Additional paid in capital                                                       117,284
      Retained earnings                                            5,881,331         6,559,496
                                                                 -----------       -----------
                Total shareholders' equity                         5,885,186         6,680,666
                                                                 -----------       -----------
                                                                 $16,714,127       $17,402,613
                                                                 ===========       ===========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                   (UNAUDITED)



                                                     1996                1997
                                                   ----------        ----------
CONTRACT REVENUE
     Barona Casino                                 $3,742,500        $3,012,500
     Other                                             65,817            38,469
                                                   ----------        ----------
                                                    3,808,317         3,050,969
                                                   ----------        ----------

OPERATING EXPENSES:
     General and administrative expenses            2,188,231         2,082,027
     Amortization of deferred contract costs          635,720           885,925
                                                   ----------        ----------
                                                    2,823,951         2,967,952
                                                   ----------        ----------

Operating profit                                      984,366            83,017

Other income and (expense):
     Interest income                                   76,843           162,047
     Interest expense                                (103,250)         (160,722)
                                                   ----------        ----------
                                                      (26,407)            1,325
                                                   ----------        ----------
Income before income taxes                            957,959            84,342

Income tax provision                                  402,000            38,000
                                                   ----------        ----------

Net income                                         $  555,959        $   46,342
                                                   ==========        ==========

Earnings per share - basic                         $     0.14        $     0.01
                                                   ==========        ==========
Earnings per share - diluted                       $     0.14        $     0.01
                                                   ==========        ==========

Shares used in the computation of  income
    per share - basic                               3,854,548         3,878,308
                                                   ==========        ==========
Shares used in the computation of  income
    per share - diluted                             4,106,864         4,809,728
                                                   ==========        ==========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                   (UNAUDITED)



                                                      1996               1997
                                                   ----------        ----------
CONTRACT REVENUE
     Barona Casino                                 $7,692,500        $6,792,500
     Other                                             65,817           190,469
                                                   ----------        ----------
                                                    7,758,317         6,982,969
                                                   ----------        ----------

OPERATING EXPENSES:
     General and administrative expenses            4,066,623         4,044,324
     Amortization of deferred contract costs        1,240,091         1,758,793
                                                   ----------        ----------
                                                    5,306,714         5,803,117
                                                   ----------        ----------

Operating profit                                    2,451,603         1,179,852

Other income and (expense):
     Interest income                                  133,497           308,354
     Interest expense                                (119,000)         (263,041)
                                                   ----------        ----------
                                                       14,497            45,313
                                                   ----------        ----------
Income before income taxes                          2,466,100         1,225,165

Income tax provision                                1,117,000           547,000
                                                   ----------        ----------

Net income                                         $1,349,100        $  678,165
                                                   ==========        ==========

Earnings per share - basic                         $     0.19        $     0.18
                                                   ==========        ==========
Earnings per share - diluted                       $     0.18        $     0.15
                                                   ==========        ==========

Shares used in the computation of  income
    per share - basic                               7,243,670         3,866,428
                                                   ==========        ==========
Shares used in the computation of  income
    per share - diluted                             7,307,451         4,594,731
                                                   ==========        ==========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                   (UNAUDITED)


                                                                  1996               1997
                                                              -----------         ----------
Net cash generated by (used in) operating activities:
     Net income                                               $ 1,349,100         $  678,165
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                           1,265,295          1,811,662
        Deferred taxes                                            168,000            192,000
        Changes in assets and liabilities:
           Notes receivable                                    (1,121,009)
           Accounts receivable                                   (390,820)          (251,676)
           Prepaid expenses and other current assets              (34,754)          (255,946)
           Deposits and other assets                                                 (36,133)
           Accounts payable and accrued expenses                  631,480             (2,662)
           Income taxes payable                                    86,800           (154,000)
           Advances of future consulting fees                     594,925            439,313
                                                              -----------         ----------
Net cash provided by operating activities                       2,549,017          2,420,723
                                                              -----------         ----------

 Cash flows provided by (used) in investing activities:
     Purchase of furniture and equipment                          (41,185)          (683,596)
     Deferred contract costs                                     (765,484)          (115,511)
     Acquisition of revenue bonds and restricted cash          (2,397,993)          (133,000)
                                                              -----------         ----------
Net cash used in investing activities                          (3,204,662)          (932,107)
                                                              -----------         ----------

Cash flows provided by (used in) financing activities:
    Payment of notes payable                                                        (620,054)
    Loans to employees                                                              (132,462)
    Investments/other loans                                                         (127,796)
    Proceeds from exercise of stock options                                          117,315
    Repurchase and cancellation of common stock                  (200,000)              ____
                                                              -----------         ----------
Net cash provided by (used in) financing activities              (200,000)          (762,997)
                                                              -----------         ----------

Increase (decrease) in cash                                      (855,645)           725,619
Cash, beginning of period                                       4,347,985          8,004,078
                                                              -----------         ----------
Cash, end of period                                           $ 3,492,340         $8,729,697
                                                              ===========         ==========

Supplemental disclosures of cash flow information:

    Interest expense paid                                     $                   $  400,942
                                                              ===========         ==========
    Interest income received                                  $    57,862         $  280,107
                                                              ===========         ==========
    Income taxes paid                                         $   212,000         $  509,000
                                                              ===========         ==========
    Issuance of notes payable in connection
             with the repurchase of common stock              $ 3,500,000
                                                              ===========

                        INLAND ENTERTAINMENT CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.   PRESENTATION OF INTERIM FINANCIAL INFORMATION.

Basis of Presentation - The accompanying interim unaudited financial statements have been prepared by Inland Entertainment Corporation, a Utah corporation (the "Company" or "Inland"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

Earnings per share - As of December 31, 1997 the company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". The company is required to change the method used to calculate earnings per share and to restate all comparative prior periods reported. The new requirements include a calculation of basic earnings per share, using only the weighted number of shares outstanding ("EPS - basic"), and diluted earnings per share ("EPS - diluted"), in which the dilutive effect of equivalent shares are used assuming the exercise of all vested stock options.

2. BUSINESS AND BASIS OF ACCOUNTING. The Company provides consulting and other professional services for gaming operations under consulting agreements with Native American Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the six months ended December 31, 1996 and 1997 was generated from services provided to the Barona Tribe, with the exception of $66,000 in fees received for work performed for a tribe in New Mexico for the six months ended December 31, 1996, and $190,000 in fees received for work performed for a tribe in Oregon for the six months ended December 31, 1997.

The Company has continued to explore new business opportunities, including the research, review and evaluation of other services and products that the Company may develop and market in electronic format, including through the Internet.

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

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


In March 1996, the Barona Tribe submitted the Initial Consulting Agreement, (the predecessor agreement to the Consulting Agreement), to the National Indian Gaming Commission (the "NIGC") and, in May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required.

In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2 million to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company accounted for the $2 million commitment as deferred contract costs, which will be amortized over the remaining initial term of the Consulting Agreement with the Barona Tribe.

In January 1997, the Company submitted the Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Consulting Agreement is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and BIA respectively, with respect to the Initial Consulting Agreement,
(ii) the NIGC's findings in the January 1997 settlement agreement and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that the BIA will approve such Agreements, and such failure to approve the Consulting Agreement may have a material adverse effect on the business and financial condition of the Company.


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

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of the Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. The Consulting Agreement may be terminated by the Barona Tribe for any material breach by the Company, as defined in such agreement. Management is not aware of any material breach of the Consulting Agreement.

5. RESTRICTED CASH AND OTHER INVESTMENTS. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a temporary gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans.

If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

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

The Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director in September 1996 (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (i) an aggregate cash payment of $200,000 to such shareholders upon closing, (ii) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing December 31, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

As of June 30, 1997, the Company's retained earnings exceeded $4,000,000. Accordingly, a $2,000,000 obligation has been recorded at June 30, 1997, and has been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement.

NIGC Settlement Obligation - In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the agreement, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the Barona reservation, payable in five equal annual installments, commencing in January 1997. Debt at December 31, 1997, includes $1,600,000 relating to the January Settlement Agreement, of which $400,000 is currently payable.

7. CONTINGENCIES. Indian Gaming is the subject of numerous lawsuits in various court jurisdictions at both the federal and state levels. These court cases are attempting to define the permissible gaming activities on Indian reservations, the states' rights or limitations on control of gaming, and numerous other issues. While the Barona Tribe is a party to certain of these cases, it is not a party to many of these cases, nor is the Barona Reservation within the jurisdiction of the courts in which many of these cases will be decided; therefore, the impact, if any, on the operations of the Barona Casino cannot be determined at this time.

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

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


On June 30, 1994, the U.S. Attorney's Office of the Southern District of California ("USAO") announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe (collectively, the "Southern District Tribes"), that allowed the Barona Tribe to continue to operate without expansion of gaming activities subject to certain conditions.


In June 1997, as a result of a recent Supreme Court decision, the Southern District Tribes have acknowledged that certain currently operated video gaming devices are not within the acceptable/permissible scope of compactible gaming under present federal and state law and agreed to the commencement of a voluntary phase-out plan with the USAO. The phase-out plan commenced in August 1997, with the removal of 6% of each Southern District Tribe's existing video gaming machines and continued in September 1997 with the removal of another 10% of each Southern District Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected Tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.


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

If the Barona Casino removes additional machines at the request of USAO, the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Inland Entertainment Corporation (the "Company" or "Inland") has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. Since April 1, 1996, the Company has provided consulting services to the Barona Tribe at the Barona Casino under the terms of an Amended and Restated Consulting Agreement (the "Consulting Agreement"). The Company provided certain personnel, at its expense, to facilitate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the benefit of the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting clients in arranging or providing financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the remaining life of the Consulting Agreement through March 1999. The recovery of these deferred costs is achieved through the fees earned by Inland pursuant to agreements with the Barona Tribe.

From June to October 1996, the Company provided consulting services to the Confederated Tribes of Siletz Indians of Oregon (the "Siletz Tribes") at the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon, and with the Associated Tribes of Northwest Indians in Oregon. Fees of $190,000 were earned during this period and paid during the six months ended December 31, 1997.

From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, near Chiloquin, in south-central Oregon.

In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a principal amount of $900,000, as part of a $4,735,000 bond financing. In January 1997, the Company sold $200,000 principal face amount of such bonds for $195,582 and in June 1997 sold another $200,000 principal face amount of such bonds for $185,500. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for third-party bank loans to the Klamath Tribes. If the Kla-Mo-Ya Casino sustains operating losses after opening, the Company may lose a portion or all of its $464,320 investment, ($500,000 principal amount), in revenue bonds and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's liquidity and financial condition.

As a result of negotiations between the U.S. Attorney's Offices of the Southern District of California ("USAO") and several Southern California Indian tribes, including the Barona Tribe (the "Southern District Tribes"), each of the Southern District Tribes agreed to commence a phase-out plan of certain electronic gaming machines.

The phase-out plan commenced in August 1997, with the removal of 6% of each Southern District Tribe's existing video gaming machines and continued in September 1997 with the removal of another 10% of each Southern District Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrates a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) is necessary in order to minimize the impacts to affected Tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) is expected to facilitate negotiations between the State of California and the Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.

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

If the Barona Casino removes additional machines at the request of USAO, the Company's consulting fees could be reduced further. If the Barona Casino is forced to remove all of its current video machines and is unable to obtain a compact with the State of California, the Company could lose all of its consulting fee revenue from the Barona Casino, which could have a material adverse effect on the financial condition of the Company.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.

Federal, State and Tribal governments extensively regulate gaming on Indian land. The present regulatory environment is extremely uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of the Company, as would criminal and civil enforcement actions taken by federal agencies which could be commenced before the outcome of such litigation is known.

In addition, all regulatory authorities have not yet approved the Company's Consulting Agreement with the Barona Tribe. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Interim Financial Statements, Note 3, Agreements with the Barona Tribe.)

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

Currently, the State of California is engaged in negotiations with the Pala Band of Mission Indians to determine what type of gaming is permissible and the circumstances under which it may be conducted. These negotiations are important to the Barona Tribe, as well as other California tribes, in connection with establishing a framework for future permissible gaming activities for Indian tribes in California. (See Notes to Interim Financial Statement, Note 7. Contingencies.)


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997.

REVENUE. Revenue decreased 19.9% from approximately $3,808,000 for the three months ended December 31, 1996 to approximately $3,051,000 for the three months ended December 31, 1997, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at their facility. The Company's revenue for the three months ended December 31, 1996 and 1997 was entirely from fees earned as a consultant to the Barona Tribe with the exception of $66,000 in fees received from consulting services provided to a tribe in New Mexico during the three months ended December 31, 1996 and $38,000 in fees received from consulting services provided to a tribe in Oregon during the three months ended December 31, 1997.

OPERATING EXPENSES. General and administrative expenses decreased 4.9% from approximately $2,188,000 for the three months ended December 31, 1996 to approximately $2,082,000 for the three months ended December 31, 1997, resulting primarily from decreases in travel and entertainment, licensing fees incurred pursuing certain consulting engagements, political contributions, and the provision for doubtful accounts as allowances were established during the quarter ending December 31, 1996 to cover anticipated losses resulting from the Klamath Tribes consulting engagements. The decreased expenses are partially offset by increases in compensation, marketing, and facilities costs attributed to the Company's exploration of new business opportunities and the relocation of its corporate offices.

Amortization of deferred contract costs increased 39.4% from approximately $636,000 for the three months ended December 31, 1996 to approximately $886,000 for the three months ended December 31, 1997, as a result of an increase in deferred contract costs, primarily resulting from the addition of the $2,000,000 commitment to the Barona Tribe. (See Notes to Interim Financial Statements, Note
3. Agreements with the Barona Tribe and Note 4.
Deferred Contract Costs.)

OTHER INCOME AND EXPENSE. For the three months ended December 31, 1997, interest income was approximately $162,000 compared to approximately $77,000 for the three months ended December 31, 1996. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $103,000 for the three months ended December 31, 1996 to approximately $161,000 for the three months ended December 31, 1997, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock. (See Notes to Interim Financial Statements, Note 6. Stock Repurchase/Long-term Debt.)

INCOME TAX PROVISION. The income tax provision decreased 90.5% from $402,000 for the three months ended December 31, 1996 to $38,000 for the three months ended December 31, 1997, based on decreased operating profit in the current quarter.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997.

REVENUE. Revenue decreased 10.0% from approximately $7,758,000 for the six months ended December 31, 1996 to approximately $6,983,000 for the six months ended December 31, 1997, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at their facility. The Company's revenue for the six months ended December 31, 1996 and 1997 was entirely from fees earned as a consultant to the Barona Tribe with the exception of $66,000 in fees received from consulting services provided to a tribe in New Mexico during the six months ended December 31, 1996 and $190,000 in fees received from consulting services provided to a tribe in Oregon during the six months ended December 31, 1997.

OPERATING EXPENSES. General and administrative expenses decreased 0.5% from approximately $4,067,000 for the six months ended December 31, 1996 to approximately $4,044,000 for the six months ended December 31, 1997, resulting primarily from decreases in political contributions, unreimbursed marketing expenses related to consulting engagements in the Northwest and in the provision for doubtful accounts as allowances were established during the quarter ending December 31, 1996 to cover anticipated losses resulting from certain consulting engagements. The decrease is partially offset by increases in compensation, and facilities costs attributed to the Company's exploration of new business opportunities and the relocation of its corporate offices.

Amortization of deferred contract costs increased 41.8% from approximately $1,240,000 for the six months ended December 31, 1996 to approximately $1,759,000 for the six months ended December 31, 1997, as a result of an increase in deferred contract costs, primarily resulting from the addition of the $2,000,000 commitment to the Barona Tribe. (See Notes to Interim Financial Statements, Note 3. Agreements with the Barona Tribe and Note 4.
Deferred Contract Costs.)

OTHER INCOME AND EXPENSE. For the six months ended December 31, 1997, interest income was approximately $308,000 compared to approximately $133,000 for the six months ended December 31, 1996. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from $119,000 for the six months ended December 31, 1996 to approximately $263,000 for the six months ended December 31, 1997, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock. (See Notes to Interim Financial Statements, Note 6. Stock Repurchase/Long-term Debt.)


INCOME TAX PROVISION. The income tax provision decreased 51.0% from $1,117,000 for the six months ended December 31, 1996 to $547,000 for the six months ended December 31, 1997, based on decreased operating profit.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal source of liquidity at December 31, 1997 consisted of cash of $8,729,697, future revenues generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the six months ended December 31, 1997, the Company's cash position increased $725,619 from the June 30, 1997 balance of $8,004,078, to $8,729,697 at December 31, 1997. The increase was provided by net cash generated by operating activities of approximately $2,421,000 during the period reduced by cash flows used in financing activities of approximately $932,000 and investing activities of approximately $763,000.

Deferred income taxes decreased $192,000 as the amortization of deferred contract costs for tax purposes exceeded amortization of such costs for financial statement purposes during the six months ended December 31, 1997.

Accounts receivable increased approximately $260,000 primarily due to the purchase and pending sale of a home to facilitate the relocation of an employee and for a portion of the tenant improvements paid for by the Company to be reimbursed by the lessor.

Prepaid expenses and other current assets increased approximately $256,000 primarily due to the purchase of software and licensing agreements related to the Company's new business development activities.

From the inception of the Company, the Company's most significant expenditure has been the funding of the deferred contract costs related to expansion of the facilities at the Barona Casino. The Company has received advances against future fees from the Barona Tribe to assist in financing such activities. The decrease in net deferred contract costs from approximately $5,843,000 at June 30, 1997 to approximately $4,430,000 at December 31, 1997, resulted from amortization of approximately $1,759,000, partially offset by a $346,000 increase in deferred contract costs financed by the use of $116,000 in cash flow and $230,000 in long-term advances of future fees from the Barona Casino during the same period. At December 31, 1997, outstanding advances of future fees from the Barona Casino totaled approximately $2,612,000. Advances do not bear interest and are due on demand. Debt at December 31, 1997 includes $1,600,000 due to the Barona Tribe related to the NIGC Settlement Obligation of which $400,000 is currently payable.

Cash flows used in investing activities for the six months ended December 31, 1997 includes investments of approximately $684,000 in fixed assets consisting primarily of computer software and hardware related to the Company's new business ventures and leasehold improvements at the new corporate facilities.

Restricted cash and other investments of approximately $2,115,000 is comprised of a bank certificate of deposit of $1,518,000 pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino, and the Company's net investment of $464,000 in revenue bonds issued by the Klamath Tribes. Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor. (See Notes to Interim Financial Statements, Note 5. Restricted cash and other investments.)

Cash flows used in financing activities include approximately $620,000 for repayment of promissory note to a former executive officer, director, and principal shareholder for the repurchase of shares of common stock. This repayment also decreased the current portion of long-term debt by approximately $620,000. (See Notes to Interim Financial Statements, Note 6. Stock repurchase/Long-term debt.) For the six months ended December 31, 1997, the Company expended approximately $132,000 in loans made to employees and expended approximately $128,000 in loans to third parties, in part, as investment opportunities.

Cash flows provided by financing activities of approximately $117,000 is a result of the exercise of 31,800 stock options during the six months ended December 31, 1997.

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

The Barona Casino and all of the related facilities are capital improvements upon land that belongs to the Barona Tribe. As such, the Company has no ownership in any of the improvements to such land. All such improvements belong to the Barona Tribe.


FORWARD-LOOKING STATEMENTS.

Included in the Notes to the Interim Financial Statements, Management's Discussion and Analysis or Plan of Operation, and elsewhere in this report are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the uncertainties regarding the current and ongoing discussions between the Southern District Tribes (including the Barona Tribe) and the U.S. Attorney for the Southern District of California regarding the staged phase-out of electronic gaming machines at Indian-operated casinos, the uncertainties regarding the compact negotiations between the State of California and the Indian tribes, particularly the Barona Tribe, the uncertainties involved in the regulatory approval process relating to the Consulting Agreement, the outcome of a variety of pending litigation and legislation at the federal and state levels regarding Indian gaming, the possible loss of the Company's various investment and guaranties related to the Kla-Mo-Ya Casino, the availability of funding alternatives to fulfill development projects at the Barona Casino, the general economic factors affecting the gaming industry in general and Indian gaming in particular in the respective geographic markets within which the Company competes, particularly Southern California, and the success of the Company in its efforts to enter into new business ventures, including, but not limited to, internet and computer gaming activities. The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 1997, the Company held its Annual Meeting of Shareholders. At such Meeting, the following matters were approved by the shareholders:

         (a) Mary Jo Boring, Duane M. Eberlein, Thomas G. Holmes, Andrew B. Laub, Jana McKeag, G. Fritz Opel, Arthur R. Pfizenmayer, Charles Reibel, Cornelius E. ("Neil") Smyth and L. Donald Speer II were each elected to served as directors of the Company to hold office for a term of one year and until their respective successors are elected and qualified. The tabulation of the votes cast for election of Directors was as follows:

             Nominee                          Votes For       Votes Withheld
             -------                          ---------       --------------
         Mary Jo Boring                       3,247,787           2,647
         Duane M. Eberlein                    3,247,787           2,647
         Thomas G. Holmes                     3,247,777           3,157
         Andrew B. Laub                       3,247,797           2,637
         Jana McKeag                          3,247,787           2,647
         G. Fritz Opel                        3,247,787           2,647
         Arthur R. Pfizenmayer                3,247,797           2,637
         Charles Reibel                       3,247,787           2,647
         Cornelius E. ("Neil") Smyth          3,247,777           2,657
         L. Donald Speer II                   3,247,797           2,637


and

         (b) An amendment to the Company's Articles of Incorporation to change its name from Inland Casino Corporation to Inland Entertainment Corporation was approved. The tabulation of the votes was as follows:

         Votes For                                            3,243,266
         Votes Against                                            5,713
         Abstentions                                              1,455
         Broker Non-Votes                                             0


and

         (c) An amendment to the Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 2,000,000. The tabulation of the votes was as follows:

         Votes For                                            2,930,582
         Votes Against                                          136,501
         Abstentions                                              3,623
         Broker Non-Votes                                       179,728

ITEM 5.  OTHER INFORMATION

On February 6, 1998, Duane M. Eberlein resigned as an employee, executive officer and director of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

      Exhibit No.                       Description
      -----------                       -----------

          3 Articles of Amendment of Inland Casino Corporation dated December 11, 1997 and received by the Utah Department of Commerce, Division of Corporations and Commercial Code on December 16, 1997.

          27             Financial Data Schedule.


(b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the Company's second quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INLAND ENTERTAINMENT CORPORATION,
                                    a Utah Corporation



Date:  February 12, 1998            By:  /S/ ANDREW B. LAUB
                                       ------------------------------------
                                    Andrew B. Laub
                                    Executive Vice President,
                                    Chief Financial Officer, and
                                    Treasurer
                                    (Principal Financial Officer)

Date:  February 12, 1998            By:  /S/ MARY JO BORING
                                       ------------------------------------
                                    Mary Jo Boring
                                    Chief Accounting Officer and
                                    Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


      Exhibit No.                          Description
      -----------                          -----------

          3 Articles of Amendment of Inland Casino Corporation dated December 11, 1997 and received by the Utah Department of Commerce, Division of Corporations and Commercial Code on December 16, 1997.

          27             Financial Data Schedule.