Form 10QSB
period 1998-03-31
INLAND ENTERTAINMENT CORP
filed 1998-05-15
CIK 318291

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  March 31, 1998


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

                   __________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 8, 1998, 3,891,348 shares of common stock, $.001 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]


================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Balance Sheets -
             June 30, 1997 and March 31, 1998.............................    3

             Statements of Operations -
             Three months ended March 31, 1997 and 1998...................    4
             Nine months ended March 31, 1997 and 1998....................    5

             Statements of Cash Flows -
             Nine months ended March 31, 1997 and 1998....................    6

             Notes to Interim Financial Statements........................    7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION............................   14

PART II.  OTHER INFORMATION

      ITEM 5. OTHER INFORMATION ..........................................   22

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                        INLAND ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                        JUNE 30, 1997 AND MARCH 31, 1998


                                                                      June 30, 1997        March 31, 1998
                                                                      -------------        --------------
                                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents....................................    $ 8,004,078          $ 9,151,807
      Accounts receivable..........................................         70,100              146,140
      Prepaid expenses and other current assets....................         58,069              272,289
                                                                       -----------          -----------

                Total current assets...............................      8,132,247            9,570,236
RESTRICTED CASH AND OTHER INVESTMENTS                                    1,981,750            2,115,320
OTHER NON-CURRENT ASSETS
           Receivables due after one year..........................        240,000              481,131
           Furniture and equipment, net............................        159,633            1,000,397
           Deferred contract costs, net............................      5,843,023            4,023,055
           Deferred taxes..........................................        270,183               52,183
           Deposits and other assets...............................         87,291              401,014
                                                                       -----------          -----------

                                                                       $16,714,127          $17,643,336
                                                                       ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Advances of future consulting fees--Barona Casino...........     $ 2,173,135          $ 1,902,517
      Current portion of long-term debt...........................       1,020,054              400,000
      Accounts payable and accrued expenses.......................         975,424            1,176,352
      Income taxes payable........................................         190,737              362,429
                                                                       -----------          -----------

                Total current liabilities.........................       4,359,350            3,841,298
                                                                       -----------          -----------

LONG TERM DEBT, LESS CURRENT PORTION..............................       6,469,591            6,300,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

      Common stock, $.001 par, 100,000,000 shares authorized,
          3,891,348 shares outstanding............................           3,855                3,891
      Additional paid in capital..................................                              122,278
      Retained earnings...........................................       5,881,331            7,375,869
                                                                       -----------          -----------
                Total shareholders' equity........................       5,885,186            7,502,038
                                                                       -----------          -----------

                                                                       $16,714,127          $17,643,336
                                                                       ===========          ===========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)


                                                          1997                  1998
                                                      -----------           -----------

CONTRACT REVENUE
     Barona Casino................................    $ 4,250,000           $ 3,782,500
     Other........................................         51,663
                                                      -----------           -----------
                                                        4,301,663             3,782,500
                                                      -----------           -----------

OPERATING EXPENSES:
     General and administrative expenses..........      1,707,361             2,006,464
     Amortization of deferred contract costs......        705,869               407,095
                                                      -----------           -----------
                                                        2,413,230             2,413,559
                                                      -----------           -----------

Operating profit..................................      1,888,433             1,368,941

Other income and (expense):
     Interest income..............................         93,737               145,931
      Interest expense............................       (103,250)             (137,499)
                                                      -----------           -----------
                                                           (9,513)                8,432
                                                      -----------           -----------
Income before income taxes........................      1,878,920             1,377,373

Income tax provision..............................        734,000               561,000
                                                      -----------           -----------

Net income........................................    $ 1,144,920           $   816,373
                                                      ===========           ===========

Earnings per share - basic........................    $      0.30           $      0.21
                                                      ===========           ===========
Earnings per share - diluted......................    $      0.29           $      0.20
                                                      ===========           ===========

Shares used in the computation of  income
    per share - basic.............................      3,854,548             3,887,015
                                                      ===========           ===========
Shares used in the computation of  income
    per share - diluted...........................      3,945,160             3,993,710
                                                      ===========           ===========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)


                                                          1997                   1998
                                                      ------------           ------------

CONTRACT REVENUE
     Barona Casino................................    $ 11,942,500           $ 10,575,000
     Other........................................         117,480                190,469
                                                      ------------           ------------
                                                        12,059,980             10,765,469
                                                      ------------           ------------

OPERATING EXPENSES:
     General and administrative expenses..........       5,773,983              6,050,788
     Amortization of deferred contract costs......       1,945,960              2,165,888
                                                      ------------           ------------
                                                         7,719,943              8,216,676
                                                      ------------           ------------

Operating profit..................................       4,340,037              2,548,793

Other income and (expense):
     Interest income..............................         227,233                454,285
     Interest expense.............................        (222,250)              (400,540)
                                                      ------------           ------------
                                                             4,983                 53,745
                                                      ------------           ------------
Income before income taxes........................       4,354,020              2,602,538

Income tax provision..............................       1,851,000              1,108,000
                                                      ------------           ------------

Net income........................................    $  2,494,020           $  1,494,538
                                                      ============           ============

Earnings per share - basic........................    $       0.41           $       0.39
                                                      ============           ============
Earnings per share - diluted......................    $       0.40           $       0.35
                                                      ============           ============

Shares used in the computation of  income
    per share - basic.............................       6,130,455              3,872,971
                                                      ============           ============
Shares used in the computation of  income
    per share - diluted...........................       6,203,281              4,318,783
                                                      ============           ============

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)


                                                                     1997                  1998
                                                                 -----------           -----------

Net cash generated by (used in) operating activities:
     Net income..............................................    $ 2,494,020           $ 1,494,538
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization.......................      1,984,403             2,279,022
         Deferred taxes......................................        153,000               218,000
         Changes in assets and liabilities:
             Accounts receivable.............................        (98,453)              (76,040)
             Prepaid expenses and other current assets.......        (39,190)             (214,220)
             Deposits and other assets.......................                             (313,723)
             Accounts payable and accrued expenses...........        371,436               200,928
             Income taxes payable............................         30,800               171,692
             Advances of future consulting fees..............        343,431              (270,618)
                                                                 -----------           -----------
Net cash provided by operating activities....................      5,239,447             3,489,579
                                                                 -----------           -----------

 Cash flows provided by (used) in investing activities:
     Purchase of furniture and equipment.....................        (45,767)             (954,469)
     Deferred contract costs.................................     (1,373,295)             (115,511)
     Acquisition of revenue bonds and restricted cash........     (2,397,993)             (133,000)
                                                                 -----------           -----------
Net cash used in investing activities........................     (3,817,055)           (1,202,980)
                                                                 -----------           -----------

Cash flows provided by (used in) financing activities:
    Payment of notes payable.................................       (279,944)           (1,020,054)
    Loans to employees.......................................                             (132,462)
    Investments/other loans..................................                             (108,669)
    Sale of revenue bonds....................................        195,582
    Proceeds from exercise of stock options..................                              122,315
    Repurchase and cancellation of common stock..............       (200,000)
                                                                 -----------           -----------
Net cash provided by (used in) financing activities..........       (284,362)           (1,138,870)
                                                                 -----------           -----------

Increase (decrease) in cash..................................      1,138,030             1,147,729
Cash, beginning of period....................................      4,347,985             8,004,078
                                                                 -----------           -----------
Cash, end of period..........................................    $ 5,486,015           $ 9,151,807
                                                                 ===========           ===========

Supplemental disclosures of cash flow information:

    Interest expense paid....................................    $    63,000           $   400,942
                                                                 ===========           ===========
    Interest income received.................................    $   198,765           $   431,710
                                                                 ===========           ===========
    Income taxes paid........................................    $ 1,668,000           $   718,308
                                                                 ===========           ===========
    Issuance of notes payable in connection
             with the repurchase of common stock.............    $ 3,500,000
                                                                 ===========

                        INLAND ENTERTAINMENT CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

Earnings per share - As of December 31, 1997, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The Company was required to change the method used to calculate earnings per share and to restate all comparative prior periods reported. The new requirements include a calculation of basic earnings per share, using only the weighted number of shares outstanding ("EPS - basic"), and diluted earnings per share ("EPS - diluted"), in which the dilutive effect of equivalent shares are used assuming the exercise of all vested stock options.

2. BUSINESS AND BASIS OF ACCOUNTING. The Company provides consulting and other professional services for gaming operations under consulting agreements with Native American Tribes. Currently, the Company provides services to The Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. Additionally, the Company provided consulting services to tribes in Oregon and New Mexico.

The Company has continued to explore new business opportunities, including the research and evaluation of other services and products focused primarily on Internet services. The Company has established a wholly- owned foreign subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH has been appointed as a marketing representative for a gaming license holder in Curacao, Netherland Antilles. In March 1998, the license holder opened a virtual casino web site accepting wagers only from non-U.S. citizens named "CasinoAustralia.com" for which WMH is the marketing representative. (See Note 7. Commitments.)

The Company reports revenues and expenses using the accrual method of accounting. All of the Company's fee revenue for the nine months ended March 31, 1997 and 1998 was generated from services provided to the Barona Tribe, with the exception of approximately $117,000 in fees received for work performed for a tribe in New Mexico for the nine months ended March 31, 1997, and $190,000 in fees received for work performed for a tribe in Oregon for the nine months ended March 31, 1998. The operating activity from the online gaming sites has been insignificant through March 31, 1998.

3. AGREEMENTS WITH THE BARONA TRIBE. The Company has provided services to the Barona Tribe since 1991. The Company was providing consulting services in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Predecessor Agreement"). During February 1998, the Company and the Barona Tribe executed Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") which extended the term for providing consulting services by an additional 60 months. Unless otherwise stated herein, the Predecessor Agreement, as amended by the Modification,

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

shall be referred to herein as the "Barona Consulting Agreement" or the "Consulting Agreement." The Barona Consulting Agreement expires in March 2004.

Under the terms of the Barona Consulting Agreement, the Barona Tribe has the right to draw from the gross revenues of the Barona Casino an annual income stream at least equal to the distributions received by the Barona Tribe for the twelve month period ended December 31, 1995, and fees paid or payable to the Company may accordingly be reduced.

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement, (a predecessor agreement to the Amended and Restated Consulting Agreement), to the National Indian Gaming Commission (the "NIGC") and, in May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required.

In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe which existed prior to the effective date of the Initial Consulting Agreement. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2 million to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments commencing in January 1997. The Company accounted for the $2 million commitment as deferred contract costs, which will be amortized over the remaining term of the Consulting Agreement with the Barona Tribe.

In January 1997, the Company submitted the Predecessor Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Predecessor Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Predecessor Agreement is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and BIA respectively, with respect to the Initial Consulting Agreement,
(ii) the NIGC's findings in the January 1997 settlement agreement and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Predecessor Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Predecessor Agreement (and the Modification) could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Predecessor Agreement (and the Modification) is not a management agreement, the NIGC will forward the Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that the BIA will approve such Agreement, and such failure to approve the Predecessor Agreement (and the Modification) may have a material adverse effect on the business and financial condition of the Company. The Company is in the process of submitting the Modification to the NIGC.


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

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

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

6.      STOCK REPURCHASE/LONG-TERM DEBT.

Stock Repurchase Obligations - In March 1996, the Company repurchased its own common stock and outstanding options from a former executive officer, director and principal shareholder of the Company. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note, payable in three equal installments of $342,947. The notes were paid in full in September 1997. If the Company's common stock trading price reaches certain levels during measurement periods prior to March 4, 1998 and 1999, such former executive officer will be entitled to up to $250,000 in additional compensation for each measurement period. The Company's stock trading price did not reach the required levels for payment of additional compensation for the 1998 measurement period.

In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (i) an aggregate cash payment of $200,000 to such shareholders upon closing, (ii) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000,

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997,
(iii) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (iv) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

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

NIGC Settlement Obligation - In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe. Under the terms of the agreement, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the Barona reservation, payable in five equal annual installments, commencing in January 1997. Debt at March 31, 1998, includes $1,200,000 relating to the January Settlement Agreement, of which $400,000 is currently payable.

7. COMMITMENTS. In March 1998, WMH entered a five-year Software License and Support Agreement (the "Software Agreement") for online casino technology and support. An initial license fee will be amortized over the life of the Software Agreement. WMH earns marketing fees of a percentage of the net profits of the online casinos to promote and market such casinos. The Software Agreement is subject to termination by the licensor for such reasons as WMH's non-compliance with gaming and regulatory statutes, improper ownership of universal resource locators, or the failure of the online casinos to meet certain sales targets. Additionally, the Software Agreement obligates WMH, as the marketing representative, to spend a minimum of $10,000 a month for the marketing and promotion of the online casinos.

WMH is in the process of finalizing a license agreement with entertainer/singer Kenny Rogers to be the spokesperson for a virtual casino web site it is marketing entitled "KennyRogersCasino." Terms of such

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


license agreement currently provide for annual compensation of the greater of a fixed cash payment or a percentage of the net profits of such virtual casino. An initial payment of $40,000 was made to Mr. Rogers during March 1998. The potential cost of this contract to WMH is not known at this time.

The Company has entered into other short-term contracts for consulting services with commitments to vendors totaling approximately $332,000 as of March 31, 1998.

8. CONTINGENCIES. On June 30, 1994, the U.S. Attorney's Office of the Southern District of California ("USAO") announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe (collectively, the "Southern District Tribes"), that allowed the Barona Tribe to continue to operate without expansion of gaming activities subject to certain conditions.

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

In March 1998, a Tribal-State Compact (the "Pala Compact") which approved certain types of gaming activities was reached between the Pala Tribe and the State of California. Under the Pala Compact, the Pala Tribe will be permitted to legally offer for public play, electronic devices which are lottery based, as well as table games consistent with those permitted in California's card clubs. On March 13, 1998, the Pala Compact was filed with the U.S. Secretary of the Interior (the "Secretary") and, with certain amendments, such compact was approved by the Secretary in April 1998.

The Pala Compact limits the total number of electronic lottery based machines to 19,900, to be divided equally among the 100 federally recognized tribes in California. Although each tribe is allocated only 199 electronic devices, those tribes choosing not to utilize their allocation may license it to tribes wishing to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices that one tribe may operate is 975.

Additionally, under the Pala Compact, employees of tribal casinos will be offered California's worker's compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of such facilities will have the right to require binding arbitration of player disputes. A tribe entering into a compact must carry public liability insurance.

                        INLAND ENTERTAINMENT CORPORATION
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


Local communities will be given the right to have an advisory vote on whether a Native American facility should be located within a certain area. Although a negative vote will not result in preventing the location of a gaming entity on a reservation, it may prompt negotiations for different conditions in the compact for that area. Additionally, a tribe with a compact must make arrangements for mitigation of environmental, police, fire, emergency or other local services.

The Barona Tribe currently operates table games which are consistent with those permitted in California's card clubs. The Pala Compact lottery-based electronic devices have not yet been commercially produced or tested in a true casino environment. There is no current basis to determine whether the compact-defined devices will produce an income stream consistent with those machines currently in play at the Barona Casino. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from Barona operations may have a materially adverse impact on the consulting fees paid to the Company under the Consulting Agreement.

Subsequent to the signing of the Pala Compact, the United States Attorneys in the four California Districts announced that all Indian tribes conducting gaming operations must decide on or before May 13, 1998 to either (i) agree to adopt a form of the Pala Compact or (ii) cease all Class III gaming operations. In the event a Tribe elects to not adopt a form of the Pala Compact, the Department of Justice has stated that it would require such Tribe to either cease all Class III gaming activities or agree to terminate Class III gaming as a condition precedent to initiating compact negotiations with the State. California has consented to suit from Tribes who contend the State has not engaged in good faith compact negotiations if acceptable provisions have not been reached after six months of bargaining. If a Tribe does not consent to either adopt the form of Pala Compact or to cease all Class III gaming prior to compact negotiations, the Department of Justice will seek judicial remedies to enjoin such operations.

For those Tribes who elect to be bound by a form of the Pala compact, a sixty
(60) day period from such election has been provided, during which non-substantive changes to the compact may be negotiated. Class III games may continue during such negotiations. However, after the compact is signed, such operations must cease unless they are in conformity with those games permitted under the compact. If the electronic lottery-based machines described in the Pala Compact are not available commercially, the Tribe may continue to operate existing machines until lottery-based machines become available, but in no event longer than six (6) months after the compact becomes effective. Tribes exercising this option may seek a ruling from the State as to whether the electronic machines they operate are Class II or III. While such a ruling is pending, a Tribe may continue to operate its existing games. The compact contains provisions permitting amendment by mutual consent of the State and Tribe during its effective term. However, traditional slot machines would be prohibited by California law unless future Court decisions allow such games.

The Barona Tribe instituted suit in Federal District Court for the Northern District of California on May 7, 1998 to seek a declaratory interpretation of certain provisions of the Indian Gaming Regulatory Act of 1988 (25 U.S.C.
Section 2701, et seq.) and to request an injunction preventing the Department of Justice from enforcing federal laws which may compel the cessation of Class III games at the Barona Casino. As of May 14, 1998, there has been no hearing on this suit. On May 14, 1998, the same Federal District Court denied a request by another Tribe (instituted in connection with a separate suit) for issuance of a temporary restraining order.

On May 13, 1998, the Barona Tribe elected not to adopt the Pala Compact. On May 14, 1998, the USAO announced that it had filed a civil forfeiture complaint against the slot machines operated by the Barona Tribe. The complaint asks that the "gambling machines" be forfeited because they are being operated by the Barona Tribe in the absence of a tribal-state compact and, therefore, in violation of federal and state law. The USAO's position is that, without prior negotiation of such a compact, the machines are being operated in violation of federal and state law. United States Attorney Alan D. Bersin stated that the USAO, aside from filing the above-referenced suit, would not take any action against the Barona Casino (including taking possession of the "gambling machines") until after a hearing by the District Court Judge assigned to the case. Mr. Bersin also stated that the USAO would raise with the District Court the propriety of the Barona Tribe's continued possession and use of the slot machines pending the resolution of the forfeiture complaint.

If the USAO prevails and the slot machines are removed from the Barona Casino, there will be a significant decline in revenue from gaming operations at the Barona Casino which will have a material adverse impact on the consulting fees paid to the Company under the Consulting Agreement and a material adverse impact on the financial condition of the Company.

Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's Internet gaming business. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place in the United States or around the world.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Inland Entertainment Corporation (the "Company" or "Inland") provides services for gaming operations under consulting agreements with Native American Tribes. The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of Modification #1 (the "Modification") to the Amended and Restated Consulting Agreement (as amended by the Modification, the "Barona Consulting Agreement" or the "Consulting Agreement") which was executed during the quarter ending March 31, 1998. The Modification, among other things, extended the terms of the Amended and Restated Consulting Agreement for an additional 60 months. The Company provided certain personnel, at its expense, to facilitate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the benefit of the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

In addition to its obligations under the Consulting Agreement and collateral contracts for the benefit of the Barona Tribe, the Company's consulting activities include assisting the Barona Tribe in arranging or providing financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the remaining life of the Consulting Agreement through March 2004. The recovery of these deferred costs is achieved through the fees earned by Inland pursuant to agreements with the Barona Tribe.

Over the last year, the Company has been actively researching and evaluating business opportunities outside of Indian gaming and have focused primarily on establishing Internet services and products to enable them to benefit from online gaming. In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH has entered into a software license and support agreement with Intertainet Overseas Licensing Limited, a Cyprus Corporation ("IOL"), which obligates IOL to perform casino technology and support services. WMH also has entered into an agreement which appoints them as the marketing representative of a Netherland Antilles company who holds a gaming license (the "Gaming Licensee") issued by the government of the Netherland Antilles. In March 1998, the gaming licensee opened "CasinoAustralia.com," a virtual casino on the Internet, accepting wagers only from non-U.S. citizens. WMH earns marketing fees of a percentage of the net profits of the online casinos to promote and market such casinos. The operating activity from the online gaming sites has been insignificant through March 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998.

REVENUE. Revenue decreased 12.1% from approximately $4,302,000 for the three months ended March 31, 1997 to approximately $3,783,000 for the three months ended March 31, 1998, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at their facility. The Company's revenue for the three months ended March 31, 1997 and 1998 was entirely from fees earned as a consultant to the Barona Tribe with the exception of approximately $52,000 in fees received from consulting services provided to a tribe in New Mexico during the three months ended March 31, 1997.

OPERATING EXPENSES. General and administrative expenses increased 17.5% from approximately $1,707,000 for the three months ended March 31, 1997 to approximately $2,006,000 for the three months ended March 31, 1998, resulting primarily from increases in compensation, computer supplies and software costs related to the development of new business opportunities primarily focused on Internet gaming. Facilities costs also increased attributed to the Company's relocation of its corporate offices. The increased expenses are partially offset by decreases in charitable contributions. Additionally in the three months ended March 31, 1997, the Company incurred unreimbursed marketing expenses related to consulting engagements in the Northwest which were not incurred during the three months ended March 31, 1998.

Amortization of deferred contract costs decreased 42.3% from approximately $706,000 for the three months ended March 31, 1997 to approximately $407,000 for the three months ended March 31, 1998. The total amount of deferred contract costs being amortized have increased primarily resulting from the addition of the $2,000,000 commitment to the Barona Tribe. However, during the quarter ended March 31, 1998 a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months. Therefore, the deferred contract costs amortization period has been increased by an additional 60 months. (See Notes to Interim Financial Statements, Note 3. Agreements with the Barona Tribe and Note 4. Deferred Contract Costs.)

OTHER INCOME AND EXPENSE. For the three months ended March 31, 1998, interest income was approximately $146,000 compared to approximately $94,000 for the three months ended March 31, 1997. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $103,000 for the three months ended March 31, 1997 to approximately $137,000 for the three months ended March 31, 1998, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock. (See Notes to Interim Financial Statements, Note 6. Stock Repurchase/Long-term Debt.)

INCOME TAX PROVISION. The income tax provision decreased 23.6% from $734,000 for the three months ended March 31, 1997 to $561,000 for the three months ended March 31, 1998, based on decreased operating profit in the current quarter.


NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998.

REVENUE. Revenue decreased 10.7% from approximately $12,060,000 for the nine months ended March 31, 1997 to approximately $10,765,000 for the nine months ended March 31, 1998, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at their facility. The Company's revenue for the nine months ended March 31, 1997 and 1998 was entirely from fees earned as a consultant to the Barona Tribe with the exception of approximately $117,000 in fees received from consulting services provided to a tribe in New Mexico during the nine months ended March 31, 1997 and approximately $190,000 in fees received from consulting services provided to a tribe in Oregon during the nine months ended March 31, 1998.

OPERATING EXPENSES. General and administrative expenses increased 4.8% from approximately $5,774,000 for the nine months ended March 31, 1997 to approximately $6,051,000 for the nine months ended March 31, 1998, resulting primarily from increases in compensation, computer supplies and software costs related to the development of new business opportunities primarily focused on Internet gaming. Facilities costs also increased attributed to the Company's relocation of its corporate offices. The increased expenses are partially offset by decreases in political contributions as this was not a significant election year, unreimbursed marketing expenses related to consulting engagements in the Northwest, decreased business development expenses related to the pursuit of Indian gaming consulting work, and in the provision for doubtful accounts as allowances were established to cover anticipated losses resulting from certain consulting engagements.

Amortization of deferred contract costs increased 11.3% from approximately $1,946,000 for the nine months ended March 31, 1997 to approximately $2,166,000 for the nine months ended March 31, 1998, as a result of an increase in deferred contract costs, primarily resulting from the addition of the $2,000,000 commitment to the Barona Tribe. However, the increase has been significantly offset by a reduction in amortization expense during the quarter ended March 31, 1998 as a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional sixty months. (See Notes to Interim Financial Statements, Note 3. Agreements with the Barona Tribe and Note
4. Deferred Contract Costs.)

OTHER INCOME AND EXPENSE. For the nine months ended March 31, 1998, interest income was approximately $454,000 compared to approximately $227,000 for the nine months ended March 31, 1997. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $222,000 for the nine months ended March 31, 1997 to approximately $401,000 for the nine months ended March 31, 1998, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock. (See Notes to Interim Financial Statements, Note 6. Stock Repurchase/Long-term Debt.)

INCOME TAX PROVISION. The income tax provision decreased 40.1% from $1,851,000 for the nine months ended March 31, 1997 to $1,108,000 for the nine months ended March 31, 1998, based on decreased operating profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity at March 31, 1998 consisted of cash of $9,151,807, future revenues generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the nine months ended March 31, 1998, the Company's cash position increased approximately $1,148,000 from the June 30, 1997 balance of approximately $8,004,000, to $9,152,000 at March 31, 1998. The increase was provided by net cash generated by operating activities of approximately $3,490,000 during the period, reduced by cash flows used in investing activities of approximately $1,203,000 and financing activities of approximately $1,139,000.

Deferred income taxes decreased $218,000 as the amortization of deferred contract costs for tax purposes exceeded amortization of such costs for financial statement purposes during the nine months ended March 31, 1998.

Accounts receivable increased approximately $76,000 primarily due to the purchase and pending sale of a home to facilitate the relocation of an employee.

Prepaid expenses and other current assets increased approximately $214,000 primarily due to the purchase of software and licensing agreements related to the Company's Internet online gaming activities.

From the inception of the Company, the Company's most significant expenditure has been the funding of the deferred contract costs related to expansion of the facilities at the Barona Casino. The Company has received advances against future fees from the Barona Tribe to assist in financing such activities. The decrease in net deferred contract costs from approximately $5,843,000 at June 30, 1997 to approximately $4,023,000 at March 31, 1998, resulted from amortization of approximately $2,166,000, partially offset by a $346,000 increase in deferred contract costs financed by the use of $116,000 in cash flow and $230,000 in long-term advances of future fees from the Barona Casino during the same period. At March 31, 1998, outstanding advances of future fees from the Barona Casino totaled approximately $1,903,000. Advances do not bear interest and are due on demand. Debt at March 31, 1998 includes $1,200,000 due to the Barona Tribe related to the NIGC Settlement Obligation of which $400,000 is currently payable.

Cash flows used in investing activities for the nine months ended March 31, 1998 includes net investments in fixed assets of approximately $954,000 which consisted primarily of tenant leasehold improvements at the new corporate facilities and computer software and hardware related to the Company's online gaming ventures.

Cash flows used in financing activities include approximately $620,000 for repayment of promissory note to a former executive officer, director, and principal shareholder for the repurchase of shares of common stock. This repayment also decreased the current portion of long-term debt by approximately $620,000. Additionally, a $400,000 payment was made pursuant to the NIGC Settlement Obligation. (See Notes to Interim Financial Statements, Note 6. Stock repurchase/Long-term debt.) For the nine months ended March 31, 1998, the Company expended approximately $132,000 in loans made to employees and expended approximately $109,000 in loans to third parties, in part, as investment opportunities.

Cash flows provided by financing activities of approximately $122,000 is a result of the exercise of 36,800 stock options during the nine months ended March 31, 1998.

It is the Company's intention to assist the Barona Tribe in funding, or finding acceptable sources of funding, for future improvements in the Barona Casino. Depending on the nature and extent of the improvement project and, to the extent practicable, it is the Company's intent to first explore funding such improvement projects from the Company's working capital and through advances of future fees, before seeking outside debt or equity financing. However, outside sources of financing may be required or sought at any time.

The Barona Casino and all of the related facilities are capital improvements upon land that belongs to the Barona Tribe. As such, the Company has no ownership in any of the improvements to such land. All such improvements belong to the Barona Tribe.

From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes") to assist with the development, construction and eventual operation of the Kla-Mo-Ya Casino, near Chiloquin, in south-central Oregon. In connection with the financing of the Kla-Mo-Ya Casino project, the Company expended $879,933 to purchase revenue bonds with a principal amount of $900,000, as part of a $4,735,000 bond financing. In January 1997, the Company sold $200,000 principal face amount of such bonds for $195,582 and in June 1997 sold another $200,000 principal face amount of such bonds for $185,500. In addition to the bond financing, the Company pledged a certificate of deposit for $1,518,000 as collateral for third-party bank loans to the Klamath Tribes. If the Kla-Mo-Ya Casino sustains operating losses after opening, the Company may lose a portion or all of its $464,320 investment in revenue bonds, ($500,000 principal amount), and its pledged $1,518,000 certificate of deposit, which could have a material adverse effect on the Company's liquidity and financial condition.

Restricted cash and other investments of approximately $2,115,000 is comprised of a bank certificate of deposit of $1,518,000 pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino and the Company's net investment of $464,000 in revenue bonds issued by the Klamath Tribes. Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor. (See Notes to Interim Financial Statements, Note 5. Restricted cash and other investments.)

WMH has entered into a long-term contract which obligates them to purchase $120,000 a year for marketing services related to the promotion of online casinos. Additionally, the Company has signed a letter of intent for the licensing of additional gaming software for $175,000 of which $25,000 has been paid as of March 31, 1998. The Company has entered into or is in the process of entering into other miscellaneous short-term contracts for consulting services with commitments to vendors totaling approximately $582,000 as of March 31, 1998. One of the agreements includes terms for profit sharing of one of the virtual casinos marketed by WMH. Estimates of such costs to the Company are not known at this time. (See Notes to Interim Financial Statements, Note 7. Commitments.)

FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this Item 2, and in the Notes to the Interim Financial Statements are certain forward-looking statements reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

-  DEPENDENCY ON REVENUES FROM THE BARONA CASINO

The Company historically and currently has derived substantially all of its income from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are still in their development stage. Accordingly, any material reduction in fees payable to the Company from the Barona Casino, whether as a result of (i) action by regulatory authorities to remove all electronic games from the Barona Casino deemed by them to be Class III games (See discussion below regarding "Compact Negotiations"); (ii) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements; (iii) weakness in the operations in the Barona Casino or (iv) otherwise, would have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

-  COMPACT NEGOTIATIONS

The State of California is engaged in negotiations with various Indian tribes to determine what type of gaming is permissible and the circumstances under which it may be conducted pursuant to the form of tribal-state compact executed in March of 1998. These negotiations are important to the Barona Tribe, as well as other California tribes, in connection with establishing a framework for future permissible gaming activities for Indian tribes in California. (See Notes to Interim Financial Statement, Note 8. Contingencies.)

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

In March 1998, a Tribal-State Compact, which approved certain types of gaming activities, was reached between the Pala Tribe and the State of California (the "Pala Compact"). Under the Pala Compact, the Pala Tribe will be permitted to legally offer for public play, electronic devices which are lottery based, as well as table games consistent with those permitted in California's card clubs. On March 13, 1998, the Pala Compact was filed with the U.S. Secretary of the Interior (the "Secretary") and, with certain amendments, such compact was approved by the Secretary in April 1998.

The Pala Compact limits the total number of electronic lottery based machines to 19,900, to be divided equally among the 100 federally recognized tribes in California. Although each tribe is allocated only 199 electronic devices, those tribes choosing not to utilize their allocation may license it to tribes wishing to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices permissable by one tribe is 975.

Additionally, under the Pala Compact, employees of tribal casinos will be offered California's worker's compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of such facilities will have the right to require binding arbitration of player disputes. A tribe entering into a compact must carry public liability insurance.

Local communities will be given the right to have an advisory vote on whether a Native American facility should be located within a certain area. Although a negative vote will not result in preventing the location of a gaming entity on a reservation, it may prompt negotiations for different conditions in the compact for that area. Additionally, a tribe with a compact must make arrangements for mitigation of environmental, police, fire, emergency or other local services.

The Barona Tribe currently operates table games which are consistent with those permitted in California's card clubs. The Pala Compact lottery-based electronic devices have not yet been commercially produced or tested in a true casino environment. There is no current basis to determine whether the compact-defined devices will produce an income stream consistent with those machines currently in play at the Barona Casino. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from Barona operations may have a materially adverse impact on the consulting fees paid to the Company under the Consulting Agreement.

Subsequent to the signing of the Pala Compact, the United States Attorneys in the four California Districts announced that all Indian tribes conducting gaming operations must decide on or before May 13, 1998 to either (i) agree to adopt a form of the Pala Compact or (ii) cease all Class III gaming operations. In the event a Tribe elects to not adopt a form of the Pala Compact, the Department of Justice has stated that it would require such Tribe to either cease all Class III gaming activities or agree to terminate Class III gaming as a condition precedent to initiating compact negotiations with the State. California has consented to suit from Tribes who contend the State has not engaged in good faith compact negotiations if acceptable provisions have not been reached after six months of bargaining. If a Tribe does not consent to either adopt the form of Pala Compact or to cease all Class III gaming prior to compact negotiations, the Department of Justice will seek judicial remedies to enjoin such operations.

For those Tribes who elect to be bound by a form of the Pala compact, a sixty
(60) day period from such election has been provided, during which non-substantive changes to the compact may be negotiated. Class III games may continue during such negotiations. However, after the compact is signed, such operations must cease unless they are in conformity with those games permitted under the compact. If the electronic lottery-based machines described in the Pala Compact are not available commercially, the Tribe may continue to operate existing machines until lottery-based machines become available, but in no event longer than six (6) months after the compact becomes effective. Tribes exercising this option may seek a ruling from the State as to whether the electronic machines they operate are Class II or III. While such a ruling is pending, a Tribe may continue to operate its existing games. The compact contains provisions permitting amendment by mutual consent of the State and Tribe during its effective term. However, traditional slot machines would be prohibited by California law unless future Court decisions allow such games.

The Barona Tribe instituted suit in Federal District Court for the Northern District of California on May 7, 1998 to seek a declaratory interpretation of certain provisions of the Indian Gaming Regulatory Act of 1988 (25 U.S.C.
Section 2701, et seq.) and to request an injunction preventing the Department of Justice from enforcing federal laws which may compel the cessation of Class III games at the Barona Casino. As of May 14, 1998, there has been no hearing on this suit. On May 14, 1998, the same Federal District Court denied a request by another Tribe (instituted in connection with a separate suit) for issuance of a temporary restraining order.

On May 13, 1998, the Barona Tribe elected not to adopt the Pala Compact. On May 14, 1998, the USAO announced that it had filed a civil forfeiture complaint against the slot machines operated by the Barona Tribe. The complaint asks that the "gambling machines" be forfeited because they are being operated by the Barona Tribe in the absence of a tribal-state compact and, therefore, in violation of federal and state law. The USAO's position is that, without prior negotiation of such a compact, the machines are being operated in violation of federal and state law. United States Attorney Alan D. Bersin stated that the USAO, aside from filing the above-referenced suit, would not take any action against the Barona Casino (including taking possession of the "gambling machines") until after a hearing by the District Court Judge assigned to the case. Mr. Bersin also stated that the USAO would raise with the District Court the propriety of the Barona Tribe's continued possession and use of the slot machines pending the resolution of the forfeiture complaint.

If the USAO prevails and the slot machines are removed from the Barona Casino, there will be a significant decline in revenue from gaming operations at the Barona Casino which will have a material adverse impact on the consulting fees paid to the Company under the Consulting Agreement and a material adverse impact on the financial condition of the Company.

-  EXTENSIVE REGULATORY ENVIRONMENT RELATING TO INDIAN GAMING

Gaming on Indian land is extensively regulated by Federal, State and Tribal governments. In addition to the Compact negotiations with the State of California referenced above, the present regulatory environment is extremely uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of the Company, as would criminal and civil enforcement actions taken by federal agencies which could be commenced before the outcome of such litigation is known.

In addition, all appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Interim Financial Statements, Note 3. Agreements with the Barona Tribe.)


-  UNCERTAINTIES CONCERNING INTERNET GAMING

The Company's new business venture to market world-wide Internet gaming is in its development stage and, to date, has no operating history upon which an evaluation of the business prospects of this venture can be based.

Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's Internet gaming business. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place in the United States or around the world.

The Company is competing with other entities, some of which have been in the market longer than the Company. In addition, certain current competitors and potential future competitors have, or may have greater resources than the Company to devote further technologies and new product developments to the development of Internet gaming. There can be no assurance that existing or future competitors will not develop or offer technologies that provide significant economic, technological, creative or strategic advantages over those offered by the Company. The Company's future success in the Internet gaming field is dependent on the evolving regulatory and competitive environment. There is no assurance that the Company's present and contemplated services provided to "Internet gaming casinos" will achieve or maintain sufficient commercial acceptance, or if they do, that regulatory developments will not diminish the full economic potential of such virtual gaming sites.

-  VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to Indian gaming regulatory developments, quarterly variations in the Company's operating results, announcements of new products or business activities by the Company or its competitors, general market fluctuations, and other events and factors.

-  YEAR 2000 COMPLIANCE

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which the Company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

The Company and WMH have evaluated all significant internal operating systems and are actively working with its major suppliers and customers to assess their Year 2000 compliance efforts and the Company's exposure to them. At this time, it appears that the aggregate cost related to Year 2000 compliance issues facing the Company, WMH, and the Company's and WMH's major suppliers and customers will not be material.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On May 13, 1998, the Barona Tribe elected not to adopt the Pala Compact. On May 14, 1998, the USAO announced that it had filed a civil forfeiture complaint against the slot machines operated by the Barona Tribe. The complaint asks that the "gambling machines" be forfeited because they are being operated by the Barona Tribe in the absence of a tribal-state compact and, therefore, in violation of federal and state law. The information set forth under Part I. Item
2. Management's Discussion and Analysis or Plan of Operation under the captions "Forward-Looking Statements and Certain Factors That May Affect Future Results--Dependency on Revenues from the Barona Casino" and "--Compact Negotiation", are hereby incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

    Exhibit No.                      Description

        MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

        10.1 Settlement and Release Agreement by and between the Company and Duane Eberlein, dated as of February 10, 1998.

        10.2 Settlement and Release Agreement by and between the Company and Art Pfizenmayer, dated as of March 6, 1998.

        10.3 Consulting Agreement by and between the Company and Torrey Pines Consultants Inc., dated as of February 13, 1998.

        OTHER MATERIAL CONTRACTS

        10.4 Modification No. 1 to Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, dated as of February 17, 1998.

        10.5 Software Supply and Support Agreement by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited, dated as of March 13, 1998.

        10.6 This Appointment of Marketing Representative by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited and Cyberluck Curacao N.V. and Bardenac Holdings N.V., dated as of March 13, 1998.

        27      Financial Data Schedule.


    (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the Company's third quarter ended March 31, 1998.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INLAND ENTERTAINMENT CORPORATION,
                                       a Utah Corporation



Date: May 14, 1998                     By: /S/ ANDREW B. LAUB
                                           ----------------------------------
                                           Andrew B. Laub
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


    Exhibit No.                      Description

        MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

        10.1 Settlement and Release Agreement by and between the Company and Duane Eberlein, dated as of February 10, 1998.

        10.2 Settlement and Release Agreement by and between the Company and Art Pfizenmayer, dated as of March 6, 1998.

        10.3 Consulting Agreement by and between the Company and Torrey Pines Consultants Inc., dated as of February 13, 1998.

        OTHER MATERIAL CONTRACTS

        10.4 Modification No. 1 to Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, dated as of February 17, 1998.

        10.5 Software Supply and Support Agreement by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited, dated as of March 13, 1998.

        10.6 This Appointment of Marketing Representative by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited and Cyberluck Curacao N.V. and Bardenac Holdings N.V., dated as of March 13, 1998.

        27      Financial Data Schedule.