Form 10KSB40
period 1998-06-30
INLAND ENTERTAINMENT CORP
filed 1998-09-28
CIK 318291

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED: JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-11532
                        INLAND ENTERTAINMENT CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                       UTAH                                33-0618806
          (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

        16868 VIA DEL CAMPO COURT, SUITE 200, SAN DIEGO, CALIFORNIA 92127
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (619) 716-2100

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year: $14,647,460

    As of September 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $5,942,230.

    State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: At September 18, 1998, there were 4,699,186 shares outstanding of the registrant's common stock, $.001 par value per share (the only class of common equity).

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1998 -- Part III.
================================================================================

                        INLAND ENTERTAINMENT CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I
  ITEM 1:        DESCRIPTION OF BUSINESS...................................................................      1
  ITEM 2:        DESCRIPTION OF PROPERTY...................................................................     15
  ITEM 3:        LEGAL PROCEEDINGS.........................................................................     15
  ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     15

PART II

  ITEM 5:        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................     15
  ITEM 6:        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................     16
  ITEM 7:        FINANCIAL STATEMENTS......................................................................     23
  ITEM 8:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE................................................................................     39

PART III

  ITEM 9:        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT....................................................     39
  ITEM 10:       EXECUTIVE COMPENSATION....................................................................     39
  ITEM 11:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................     39
  ITEM 12:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................     39
  ITEM 13:       EXHIBITS AND REPORTS ON FORM 8-K..........................................................     39

SIGNATURES................................................................................................      43

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

    Inland Entertainment Corporation, a Utah corporation formerly known as Inland Casino Corporation ("Inland Entertainment" or the "Company"), is a gaming consulting company. Inland Entertainment is a successor to a corporation organized in June 1994, also known as Inland Casino Corporation, a Delaware corporation ("ICC II"), which was formed to consolidate various gaming related entities which were owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company ("Twin Creek") which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek's assets were distributed to its shareholders. Upon completion of the merger, Twin Creek's name was changed to Inland Casino Corporation.

    Inland Entertainment's primary business has been providing consulting services for gaming operations under agreements with Native American Tribes. The Company has provided services for its principal client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), at the Barona Casino on the Barona Tribe's reservation land located approximately 30 miles east of San Diego, California, since 1991.

    During the fiscal year ended June 30, 1998 ("Fiscal 1998"), the Company began actively researching and evaluating business opportunities in addition to Indian gaming. The Company has pursued Internet related opportunities including, on-line marketing, web site development, electronic commerce applications and strategic Internet related consulting. The Company has both gaming and non-gaming Internet clients. In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH") to provide comprehensive marketing, advertising, technical and translation services for Internet related businesses, including three international Internet casinos. WMH is responsible for all marketing costs and is paid a fee for its services. In August 1998, the Company purchased Cyberworks, Inc., a California corporation ("Cyberworks"), a web site developer and on-line marketing company with existing clients in gaming and non-gaming industries to further the Company's strategic growth into the on-line marketplace. Cyberworks will operate as a wholly-owned subsidiary of the Company.

    The Company's executive offices are located at 16868 Via Del Campo Court, Suite 200, San Diego, California 92127. Its telephone number is (619) 716-2100.

BUSINESS STRATEGY

    In the fiscal year ending June 30, 1999 ("Fiscal 1999"), the Company intends to (i) continue its long-standing relationship with the Barona Tribe by providing consulting services to it in connection with the Tribe's operation of the Barona Casino, (ii) develop and expand the business of Cyberworks, and (iii) continue to develop its marketing and consulting business related to on-line and Internet gaming.

INDIAN GAMING

    OVERVIEW. Since 1991, the Company has provided consulting services to several Native American Tribes, including its principal client, the Barona Tribe. The Company's revenues have been primarily attributable to fees earned under agreements with the Barona Tribe. The Company provides consulting services to the Barona Tribe at the Barona Casino. The Barona Casino consists of the "Barona Big Top," a turn-of-the-century circus theme casino which includes 1,057 video games, 32 table games, a 1,500-seat bingo parlor, a 240-seat buffet restaurant and a 150-seat off-track betting facility, which is operated by the Barona Tribe. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for approximately 2,000 cars. The Barona Casino is open 24 hours a day, 365 days a year.

    AGREEMENT WITH THE BARONA TRIBE. The Company has provided services to the Barona Tribe since 1991. On March 27, 1996, the Company entered into a consulting agreement with the Barona Tribe with an effective date of April 1, 1996 (the "Initial Consulting Agreement"), under a grant of authority from the Barona Tribe's General Council. In May 1996, the parties recognized that an inadvertent mistake in the provision relating to consulting fees had been made and entered into an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). The Amended and Restated Consulting
Agreement, by its terms,
relates back to March 27, 1996 and reiterates the April 1, 1996 effective date. Since March 27, 1996, the Company has provided consulting services to the Barona Tribe in accordance with the terms of the Amended and Restated Consulting Agreement. In February 1998, the Company and the Barona Tribe executed Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") which extended the initial term to March 31, 2004. Unless otherwise stated herein, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to herein as the "Barona Consulting Agreement" or the "Consulting Agreement."

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

    The Barona Tribe may terminate the Consulting Agreement at any time by (i) giving nine months' notice to the Company, during which time the Consulting Agreement will remain in effect, and (ii) paying the Company $475,000 per month for each month remaining under the initial three-year term. Either party may terminate the Consulting Agreement for (i) committing or knowingly allowing to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of the Company without the Company's knowledge shall not be cause for termination of the Consulting Agreement, so long as the Company repays all sums which may have been stolen or embezzled as soon as the Company becomes aware of the facts or (ii) committing a material breach of any of the Company's representations that adversely affects its ability to carry out its responsibilities under the Consulting Agreement. Remedies for breach include the resolution of any serious problems with the Company's performance within 10 days of receipt of notice by the Company, and if the problems are not resolved within 10 days of notice, by the Company's meeting and conferring in good faith with the Barona Tribal Council or the Barona Tribal Gaming Commission to determine what remedial action, if any, is necessary. In addition, disputes arising under the Consulting Agreement and not resolved with the Tribal Council or Tribal Gaming Commission shall be submitted to binding arbitration before the American Arbitration Association in San Diego.

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

    The Barona Casino relies extensively on electronic video games, including video pull-tab games, video poker, video keno, and video bingo (the "video gaming machines"). The Company does not own any of the video gaming machines. The Company previously had entered into three leases (each, a "Video Machine Lease" and collectively, the "Video Machine Leases") for the video gaming machines on behalf of the Barona Casino. To the extent that the Video Machine Leases are "collateral agreements" to the Consulting Agreement within the meaning of IGRA, each Lessor is required to comply with IGRA and its regulations. To the best knowledge of the Company, none of the Lessors, the Barona Tribe or the Company have submitted the Video Machine Leases to the NIGC for its approval as "collateral agreements". If these Leases are "collateral agreements" and are not approved, the Barona Tribe's present intention is to enter into other legally permissible agreements which relate to gaming machines meeting applicable legal requirements. As discussed more fully herein under the Caption "Regulatory Matters - State Regulation", the Barona Tribe will be entering into purchase or lease arrangements for the Indian Lottery Games which are permitted by the terms of the Barona Compact (hereinafter defined). Those arrangements will be made as soon as such devices are commercially available, which is not certain at this time.

    In connection with providing services to the Barona Tribe and other Indian gaming clients, the Company has entered into contracts with entertainer/singer Kenny Rogers and his production company for the use of his services in promotional events, commercials and performances primarily related to the promotion of the Barona Casino.

    COMPETITION. In its role as a consultant to the Barona Tribe, the Company is primarily focused on competition to the Barona Casino. The Barona Casino competes directly with two other casinos in the San Diego area located on Indian reservations, the Sycuan Band of Mission Indians (the "Sycuan Tribe") and the Viejas Band of Kumeyaay (Mission) Indians (the "Viejas Tribe"). In addition, there are a total of 17 Indian tribes in San Diego county, and at least one of those tribes has announced plans to open casino operations in the near future. To some extent, the Barona Casino's operations compete with other Indian gaming operations in the Southern

California counties of San Diego, Riverside, San Bernardino and Santa Barbara. In addition, the Barona Casino's operations compete with facilities in Nevada and Arizona and with the California lottery, on- and off-track wagering, card club casinos, off-shore cruise ships and other forms of legalized gambling. Competition is likely to increase as Indian gaming and other forms of gaming continue to expand.

    The Company competes with other consulting and management companies for casino clients. Certain of the Company's competitors have significantly greater financial resources than the Company. Currently, gaming management companies from Nevada have not been active in managing Indian gaming operations in California. However, certain operators have negotiated agreements with Indian tribes located in California and it is anticipated that as more tribal-state compacts are reached, there will be significantly more competition for the Company from other casino consulting or management companies. In addition, more Indian tribes may choose to develop and manage their casinos without engaging a management or consulting company. If and when the Company assists in the development of any Indian gaming casinos in the future, such new casinos also may compete with other casinos constructed in the future, including casinos that are parts of national or regional chains. Such chains or other casino development or management companies may have greater financial resources and personnel with more experience than the Company.

    Competition in the future for the Barona Casino as well as the Company's other Native American gaming engagements, if any, also may be affected by (i) periodic over-building, which can adversely affect patronage levels; (ii) changes in regional and local market conditions; (iii) changes in regional and local population and disposable income characteristics; and (iv) changes in travel patterns and preferences. One consequence of the growth in Indian gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Indians.

    MARKETING AND SALES STRATEGIES. In its role as a consultant to the Barona Tribe, the Company develops marketing and sales strategies for the Barona Casino, including innovative promotional programs and focused marketing efforts, including on-line promotions, to emphasize special events, entertainment, casino games offered, food specials and special drawings for casino customers. To promote repeat business, the Company also assists its clients in ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual and value-oriented atmosphere. Although perceived value attracts casino customers initially, actual value generates customer satisfaction and loyalty. The Company believes that actual value becomes apparent during the customer's visit through an enjoyable and high-quality entertainment experience.

    In addition, the Company markets its services as a consultant to the gaming industry through continuing personal contact with industry and tribal leaders, media advertising, sponsorships, attendance at industry conferences and presentations of the Company's qualifications and credentials.

    REGULATORY MATTERS. The operation of any type of gaming casino on Indian land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Indian gaming is evolving rapidly. Changes in federal, state, or tribal law or regulations may limit or otherwise affect Indian gaming and could therefore have a material adverse effect on the operations of the Company.

    Federal Regulation

    Gaming on Native American Indian reservations is governed by Indian Gaming Regulatory Act ("IGRA"). One of the Congressional purposes in enacting IGRA was to provide a statutory basis for the operation of gaming by Indian tribes as a means of promoting tribal economic development, self sufficiency, and strong tribal governments; to provide a statutory basis for the regulation of gaming by an Indian tribe adequate to shield it from organized crime and other corrupting influences; to ensure that the Indian tribe is the primary beneficiary of the gaming operations; and to assure that gaming is conducted fairly and honestly by both the operator and players.

    IGRA categorized gaming activities as Class I, Class II and Class III activities. Class I gaming is defined as social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as a part of, or in connection with, tribal ceremonies or celebrations. Included within Class II gaming are (i) bingo (whether or not electronic, computer, or other technologic aids are used) including (if played in the same location) pull-tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, and (ii) card games that are explicitly authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, but only if such card games are played in conformity with those laws and regulations (if any) of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (i) any banking card games, including baccarat, chemin de fer or blackjack, or (ii) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all forms of gaming that are not Class I or Class II.

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

    Unlike Class II gaming, an Indian tribe may only engage in Class III gaming if it enters into a tribal-state compact with the state in which its gaming will take place, or agrees to abide by a set of regulatory rules obtained from the U.S. Secretary of the Interior. Contracts to manage Class III gaming activities must be approved by the NIGC under rules nearly identical to those applicable to Class II management contacts. Of particular significance are the statutes and regulations regarding approval of Class II and Class III management contracts which place limitations on the amount of any management fee which is based on a percentage of the operation's net revenues from gaming.

    Under IGRA, Indian tribal governments have primary regulatory authority over gaming on Indian land within the Indian tribe's jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including Inland Entertainment, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Indians. However, the civil remedies imposed by such tribal government regulations, if otherwise valid, will apply to Inland Entertainment and its employees. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, recordkeeping and auditing of the tribe's gaming expenses; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

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

    The Chairman of the NIGC (or his designee), after notice and hearing, has the authority to require contract modifications or may void any contract if he makes certain findings of violations. In addition, pursuant to the regulations under IGRA (the "Regulations"), management agreements that have not been approved by the U.S. Secretary of the Interior or the Chairman of the NIGC in accordance with the Regulations may be deemed void.

    The NIGC does not approve consulting contracts; however the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded by the NIGC to the Bureau of Indian Affairs (the "BIA") for approval.

    Regulations under IGRA incorporate and elaborate upon the contract review requirements imposed by IGRA. Under IGRA, a management contract can be approved only after the appropriate federal authority determines that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justifies the larger profit allocation and longer term. No contract term shall exceed five years, and no fee in excess of 30% of net revenues may be approved unless the NIGC is satisfied that a "very substantial capital investment" will be made by the management contractor, in relation to the size, cost, location and income projections for the project.

    Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

    The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Indian gaming management companies, gaming equipment suppliers and certain lenders to Indian gaming operations. The NIGC will not approve a management company and may void an existing management contract if an officer, director, key employee or an interested party of the management company is (i) an elected member of the Indian tribal government that owns the facility being managed;
(ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. The Regulations incorporate and elaborate upon these requirements and provide that a management contract shall be terminated if certain persons, who are not clearly identified, are convicted of any felony or misdemeanor offense after the contract becomes effective, or if a person has attempted to unduly influence any decision or process of tribal government.

    Even after a management contract has been approved, the NIGC has the authority to void the contract if an interested party engages in certain activities, including refusing to respond to inquiries of the NIGC, or, in the opinion of the NIGC, has a reputation that enhances the possibility of unsuitable activities in gaming. Inland Entertainment's Amended and Restated Articles of Incorporation provide that in the event that an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which Inland Entertainment is a party, such interested party shall be required to divest all of Inland Entertainment's stock owned by him or her within a 90 day period. If the interested party is unable to sell such stock within this period, Inland Entertainment must repurchase it at a designated purchase price below the fair market value of such stock. As a public company, Inland Entertainment will be limited in its ability to regulate who its shareholders may be. In the event that Inland Entertainment cannot purchase such shares, whether for financial reasons or because such interested shareholder refuses to sell his shares to any party, and the NIGC, as a result of such interested shareholder's actions, denies approval of, or seeks to void the Consulting Agreement or other agreements, such action by the NIGC would have a material adverse effect on Inland Entertainment.

    In March 1996, the Barona Tribe submitted the Initial Consulting Agreement to the NIGC. In May 1996, the NIGC (i) determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval and (ii) forwarded the Initial Consulting Agreement to the BIA who in July 1997 reviewed the Initial Consulting Agreement and determined that no further action by the BIA with respect to such Agreement was required. In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997 (the "NIGC Settlement Obligation"). The Company will account for the $2,000,000 in payments as deferred contract costs, which will be amortized over the remaining term of the Consulting Agreement with the Barona Tribe.

    In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Amended and Restated Consulting Agreement is not a management contract, based upon (i) the May 1996 and July 1997 determinations of the NIGC and the BIA, respectively, with respect to the Initial Consulting Agreement,
(ii) the NIGC's findings in the January Settlement Agreement, and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there can be no assurance that the NIGC will determine that the Amended and Restated Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Amended and Restated Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Amended and Restated Consulting Agreement is not a management agreement, the NIGC will forward the Amended and Restated Consulting Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that such Agreement will be approved by the BIA, and such failure to approve the Amended and Restated Consulting Agreement could have a material adverse effect on the business and financial condition of the Company. The Company is in the process of submitting the Modification to the NIGC. If the appropriate regulatory approvals, as discussed above, are not obtained, such failure could have a material adverse effect on the business and financial condition of the Company. See Notes to Consolidated Financial Statements, NOTE B -- BARONA CONSULTING AGREEMENT, herein.

    Significant Litigation

    On June 30, 1994, the U.S. Attorney's Office of the Southern District of California ("USAO") announced a verbal understanding with a number of Southern California tribes, including the Barona Tribe (collectively, the "Southern District Tribes"), that allowed the Barona Tribe to continue to operate without expansion of gaming activities subject to certain conditions.

     In June 1997, as a result of a recent Supreme Court decision, the Southern District Tribes acknowledged that certain currently operated video gaming devices are not within the acceptable/permissible scope of compactible gaming under then current federal and state law and agreed to the commencement of a voluntary phase-out plan with the USAO. The phase-out plan commenced in August 1997, with the removal of 6% of each Southern District Tribe's existing video gaming machines and continued in September 1997 with the removal of another 10% of each Southern District Tribe's video gaming machines. The USAO stated that the phase-out plan (i) demonstrated a good faith effort by the Southern District Tribes to continue to cooperate with the USAO and comply with state and federal laws, (ii) was necessary in order to minimize the impacts to affected tribal employees and local negative economic impacts resulting from the reduction in gaming operations, and (iii) was expected to facilitate negotiations between the State of California and the

Southern District Tribes designed to determine the type of machine gaming permissible (otherwise referred to as "compactible") under federal and state laws.

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

     In March 1998, a tribal-state compact (the "Pala Compact") which approved certain types of gaming activities was reached between the Pala Tribe and the State of California. Under the Pala Compact, the Pala Tribe will be permitted to legally offer for public play, electronic gaming devices which are lottery based, as well as table games consistent with those permitted in California's card clubs. On March 13, 1998, the Pala Compact was filed with the U.S. Secretary of the Interior (the "Secretary of the Interior" or the "Secretary") and, with certain amendments, such compact was approved by the Secretary in April 1998. See the discussion regarding the Pala Compact herein under the caption "State Regulation."

     Subsequent to the signing of the Pala Compact, the United States Attorneys in the four California Districts announced that all Indian tribes conducting gaming operations must decide on or before May 13, 1998 to either (i) agree to adopt a form of the Pala Compact or (ii) cease all Class III gaming operations. In the event a tribe elected to not adopt a form of the Pala Compact, the Department of Justice stated that it would require such tribe to either cease all Class III gaming activities or agree to terminate Class III gaming as a condition precedent to initiating compact negotiations with the State. The State of California consented to suit from tribes who contend the State has not engaged in good faith compact negotiations if acceptable provisions have not been reached after six months of bargaining. If a tribe did not consent to either adopt the form of Pala Compact or to cease all Class III gaming prior to compact negotiations, the Department of Justice stated that it would seek judicial remedies to enjoin such operations.

     On May 13, 1998, the Barona Tribe elected not to adopt the Pala Compact. On May 14, 1998, the USAO announced that it had filed a civil forfeiture complaint against the electronic gaming machines operated by the Barona Tribe. The complaint asked that the "gambling machines" be forfeited because they were being operated by the Barona Tribe in the absence of a tribal-state compact and, therefore, in violation of federal and state law. The USAO's position was that without prior negotiation of such a compact, the machines were being operated in violation of federal and state law. United States Attorney Alan D. Bersin stated that the USAO, aside from filing the above-referenced suit, would not take any action against the Barona Casino (including taking possession of the "gambling machines") until after a hearing by the District Court Judge assigned to the case. Mr. Bersin also stated that the USAO would raise with the District Court the propriety of the Barona Tribe's continued possession and use of the gaming machines pending the resolution of the forfeiture complaint.

     On August 12, 1998, the Barona Tribe and the State of California entered into a tribal-state compact relating to Class III gaming. See the discussion of such Compact herein under the caption "State Regulation." If the Barona Compact is filed with the Secretary for approval, based upon statements by the USAO and the presiding District Court Judge in the above-referenced forfeiture action, it is likely that the suit will be dismissed without prejudice against the Barona Tribe. On September 23, 1998, a stipulation and order to dismiss the forfeiture action was filed by the USAO.

     Indian Nation Sovereignty/Barona Tribal Regulation.

     Indian tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, in the Consulting Agreement there is a limited waiver of sovereign immunity with respect only to suits by Inland Entertainment to enforce such agreement. The Company would expect a similar limited waiver provision to be contained in any other consulting or other agreement that it entered into with a Native American tribe. The Barona Tribe's governmental system consists of the Tribal Council and the General Council. The Tribal Council consists of elected representatives who manage the day-to-day operations of the Barona Tribe and its land. The General Council consists of all of the adult members of the Barona Tribe. The Tribal Council and the Chairman of the Barona Tribe supervise the day-to-day operations of the gaming activities on the Barona Tribe's land. The Company has undertaken responsibilities as consultants focusing on advising the Barona Tribe in their management of the Barona Casino. The Company has worked with the Barona Tribe to suggest and implement policies and procedures for casino operations to safeguard the assets of the Barona Tribe.

    State Regulation

     Pursuant to IGRA, certain electronic gaming activities are permissible only if agreed upon by State governments and tribal representatives. The document embodying such an agreement is referred to as a "compact." Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

     The State of California commenced compact negotiations with the Pala Tribe in October 1996 to determine the scope of permissible gaming and the circumstances under which such gaming may be conducted. These negotiations proved to be critical for the Barona Tribe, as well as other California tribes, in connection with establishing a framework for future permissible Class III gaming activities for Indian tribes in California.

     In March 1998, the Pala Compact was reached between the Pala Tribe and the State of California. The Pala Compact limited state-wide the total number of electronic lottery based machines to 19,900, to be divided equally among the 100 federally recognized tribes in California. Although each tribe is allocated only 199 machines, those tribes choosing not to utilize their allocation may license it to tribes seeking to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices permissible to any one tribe under the Pala compact was fixed at 975.

     Additionally, under the Pala Compact, employees of tribal casinos must be provided California worker's compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of such facilities will have the right to require binding arbitration of player disputes. A tribe entering into a compact must carry public liability insurance and agree to a limited waiver of its sovereign immunity for settlement of patron injury claims.

     Local communities will be given the right to conduct an advisory vote on whether a Native American gaming facility should be located within that locality. Although a negative vote will not result in preventing the location of a gaming enterprise at a specific location, it may prompt negotiations for different conditions in the compact specific to the local community where the gaming entity is to be located. Additionally, a tribe with a compact must make arrangements for mitigation of expenses for environmental, police, fire, emergency or other local services related to the Pala Compact.

     On August 12, 1998, a tribal-state compact was signed between the State of California and the Barona Tribe (the "Barona Compact" or the "Compact"). The effect of the Barona Compact is to permit the Barona Tribe to engage in certain Class III gaming activities within the State of California. The Barona Compact ended a great amount of uncertainty and concern about the future of gaming activities at the Barona Casino. To become effective, the Barona Compact must be approved by the Secretary of the Interior and published in the Federal Register. The Barona Compact has been submitted to the Secretary for approval and, pursuant to applicable regulations, the Secretary must approve or reject the Barona Compact by October 19, 1998. If the Secretary does not affirmatively take action, the Barona Compact will be deemed approved by inaction. Since the Pala Compact, which is similar to the Barona Compact, was approved by the Secretary in April 1998, management expects that the Barona Compact also will be approved.

    A summary of the important provisions of the Barona Compact are discussed below.

    The initial term of the Barona Compact will terminate on January 1, 2009, with an option to renew the Compact for two additional five year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of compact terms on five or more occasions. The Barona Compact also may not be renewed in the event the following conditions subsequent occur: (i) if slot machines or certain other formerly prohibited forms of Class III gaming are authorized by legislative enactment, initiative, or judicial decision by any person for any purpose, or (ii) at least one year before termination of the Barona Compact, the Governor of California notifies the Barona Tribe of an intention to not renew, setting out the specific reasons for such decision.

    Rather than the electronic machines currently in play, the Barona Casino is permitted to offer only the Indian Lottery Games which are defined by the terms of the Barona Compact, which description may be amended from time to time as these unique lottery-based electronic gaming devices evolve. Indian Lottery Games are based upon the concept that the patrons are playing against one another and not the "house", since California prohibits house banked games, whether electronic or cards. There are two varieties of Indian Lottery Games permitted in the Compact: (i) Indian Video Lottery Match Game and (ii) Indian Video Lottery Scratcher Game.

    The Barona Compact establishes limitations on Class III Gaming which may have a tendency to restrict gaming activities or operations. Among those which are of importance to the Barona Casino are the following: (i) the Barona Tribe may not operate any Class III gaming in a hotel or a structure which includes a hotel; (ii) card games, including Class II card games, may not be played in the same room as that in which other Class III activities are conducted; (iii) no complimentary alcoholic beverages may be served at a compacted gaming facility;
(iv) gaming may not be the exclusive business activity at any compacted facility; (v) the Barona Tribe is prohibited from offering credit to any patron and no other person may extend credit to a patron (payments for gaming activities must be by cash, check, debit card, credit card or cash equivalents);
(vi) no person under the age of 21 is permitted to play or be present in any room where Class III gaming is offered, except for access to non-gaming areas of the facility; and (vii) the Barona Tribe has been allocated 199 electronic lottery based machines.

    The Barona Tribe's allocation of 199 electronic lottery based machines may be adjusted by acquiring a license for additional machines from other tribes who do not themselves participate in gaming operations. The Barona Tribe must pay an established fee of Five Thousand Dollars ($5,000.00) per device per year to the non-participating tribe, which also will have a maximum of 199 lottery machines allocated to it. Such licenses may be acquired only by those tribes with compacted Class III operations. However, the Barona Tribe may not acquire allocations for electronic lottery machines greater than the number it had on July 1, 1998, which was 1057 devices. Additionally, if State Legislation is enacted which establishes Economic Development Zones, the allocated lottery devices permitted may be reduced by the number of devices representing fifty percent (50%) of the net income derived from private investments.

    The Barona Tribe will be permitted to operate its current 1057 electronic gaming devices at the Barona Casino for up to six months after the Compact has been signed if the Indian Lottery Games are not commercially available to the Barona Tribe. At the present time, there are no such Indian Lottery devices available to any compacted Indian tribe in California. The device is not similar in functional capability to any existing electronic gaming device or conventional slot machine. The time limitation for conversion may be extended if the Indian Lottery devices are still not certified for operation to the compacted tribes or are not commercially available by that time. In addition, these lottery-based electronic devices have not yet been commercially produced or tested in a public environment. There is no current basis to determine whether the compact-defined devices will produce an income stream comparable to those machines currently in play at the Barona Casino. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from Barona operations may have a materially adverse impact on the fees paid to the Company under the Consulting Agreement.

    Pursuant to Compact, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. While the Barona Tribe does not have to be licensed because it is a sovereign governmental entity, the State Gambling Control Act applies state civil, criminal and regulatory control over all other persons and entities associated with or potentially associated with Class III tribal gaming. The Barona Tribe must establish an independent Tribal Gaming Commission, which will then have primary responsibility for investigation and regulation of gaming on the reservation. The Barona Tribe established their own Tribal Gaming Commission two years ago, as well as having established a Tribal Gaming Ordinance to authorize gaming on the Barona Reservation in 1993, which was subsequently approved by the NIGC in 1994.

    State findings of suitability are granted for only a year and key employees, tour operators, certain vendors, anyone with an interest in the casino, and anyone who has significant influence over gaming operations, including Tribal members, must apply for a license and finding of suitability. Work permits for other employees of the tribal gaming operations must be obtained from the State Gaming Control Agency. Such work permits must be renewed annually. Enrolled members of the Barona Tribe are not required to submit an application for suitability unless the State of California notifies the Barona Tribe of specific objections to a particular Tribal member. The Barona Compact provides a "safe harbor" provision for current key employees of the Barona Tribe's gaming operations who may have been associated with Class III gaming activities prior to execution of the Barona Compact. Participation in such operations will not, in and of itself, be grounds to deny, suspend, or revoke a state determination of suitability. If other grounds exist, those may form an independent basis for a finding of unsuitability. The primary responsibility for conducting background investigations rests upon the Barona Tribal Gaming Commission, which must then coordinate its activities with the State Gaming Control Agency. The Barona Tribe must maintain a list of all its lottery devices, the shipping information, manufacturer, and serial number of all such devices. It is not a State or Federal offense to transport or store gaming devices under an approved compact and if accomplished according to the guidelines of the compact.

    The Barona Compact contains provisions for resolution of patron disputes regarding gaming activities and claimed winnings. If the Tribal Gaming Commission cannot resolve the dispute, the matter will then be referred to the American Arbitration Association for hearing and decision. Arbitration rulings are final and non-appealable. The Compact also requires the Barona Tribe to carry public liability insurance with initial limits of Five Million Dollars ($5,000,000) for personal injury and property damage claims. The Barona Tribe is not required to generally waive its sovereign immunity, but may not invoke sovereign immunity up to the Five Million Dollar ($5,000,000) liability insurance limits. This would apply to injury or damage claims which arise from ordinary negligence actions, as well as certain intentional torts in which the Barona Tribe may have advance knowledge concerning the propensities of the employees or agents accused of the misconduct. In no event will the Barona Tribe be required to waive its sovereign immunity except to the extent of liability insurance.

    The Barona Compact requires that industrial insurance be made available to employees of the casino and outside agents who are employed to perform work at the gaming facility. Additional provisions require compliance with the Federal Occupational Safety and Health Act (OSHA), as well as other California laws pertaining to safety and health issues for employees. The gaming facility must comply with California Unemployment, Disability, Withholding Tax, compensation and working hours provisions, and must open the Barona Tribe's service employees to bargaining for collective representation of some type. The Barona Tribe agrees to not interfere with organizational efforts of a union or other entity.

    Under the terms of the Barona Compact, State and local criminal laws which could not generally be enforced on the Barona Reservation may now be enforced in the same manner as in California generally, except for certain activities at the gaming facility. Class III gaming operations are exclusively within the province of Federal law enforcement officers and Federal Courts; however, the Barona Compact provisions give the State jurisdiction to claim that violations of certain criminal laws constitute a breach of the Barona Compact. The Compact also contains provisions which require participation of the Barona Tribe with local governmental entities and law enforcement officials to share incremental expenses necessitated by the Class III operations. The Barona Tribe will agree to mitigate the incremental expenses of (i) significant environmental effects outside the Barona Reservation; (ii) law enforcement services or other necessary public services; (iii) compliance with local and county building and safety standards; (iv) local public health and safety compliance costs, including planning and activities requiring substantial local involvement and financial mitigation; and (v) mitigation of compliance with the California Environmental Quality Act.

    The Governor may, at any time, prematurely terminate the Barona Compact under any of the following circumstances: (i) if at any time there is a legislative enactment, or constitutional amendment which authorizes slot machines for any purpose in California; (ii) the Barona Tribe has been found to have engaged in any prohibited Class III gaming on two separate occasions or violates the Barona Compact provisions on five separate occasions; or (iii) IGRA is repealed or a final decision of a Federal Appellate Court rules California has no obligation to negotiate compacts. The State Legislature may enact legislation to terminate the Barona Compact, however, the State of California acknowledges that the Barona Tribe does not agree the Legislature has power to do so. The Governor must commence negotiations for a new compact if a previous one is terminated for any reason, except the repeal of IGRA or a Federal Court ruling pertaining to mandatory negotiation of compacts. Should IGRA be amended or any California law is enacted which either expands or reduces the scope of Class III gaming, either party may request the other to negotiate in good faith to amend the terms of the Barona Compact to reflect those changes.

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

    Legislation

    In August 1998, the California Legislature passed and Governor Wilson signed on September 1, 1998 legislation ("AB287") which granted authority to the Governor to execute the various compacts which had been negotiated between the State of California and Indian tribes, including, the Barona Tribe. Until the passage of the bill, there was a certain amount of uncertainty about when the compacts already signed by Governor Wilson would be valid. However, like all legislation passed by the California Legislature, AB287 is subject to the referendum procedure provided in the California Constitution. On September 2, 1998, an interested private party began the referendum process by requesting a title and summary from the Attorney General of California. On September 23, 1998, the Attorney General released a statement indicating that a referendum vote to overturn previously approved gaming compacts is being sought. The procedure requires the filing of approximately 430,000 valid signatures of voters in support of the referendum petition with the Secretary of State of California by November 26, 1998. If the Secretary of State certifies that the required signatures are filed on or before such date, then AB287 will not go into effect unless and until it is approved by a vote of the general public at the general election in 2000 or at a special election called by the Governor prior thereto.

    "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (otherwise referred to in California and herein as "Proposition 5" or the "Initiative"), was proposed by several Indian Nations in California, along with support from certain California State Legislators. The Initiative was placed on the November 1998 California General Election ballot. Under Proposition 5, the Governor is authorized to execute a gaming compact containing the terms prescribed therein. Execution is a ministerial act, which must be accomplished within 30 days after written request from a tribe, accompanied by a resolution of the tribe's governing body. Any federally recognized tribe which has proposed a tribal-state compact under the terms of IGRA may negotiate with the State for a compact different than the one set out in the Initiative. The Governor is authorized to negotiate and execute such a compact without legislative approval as long as it does not expand the scope of Class III gaming permitted under the compact set forth in Proposition 5, or require the appropriation of additional State funds by the legislature. If the legislature acts to pass a law which expands the scope of permissible gaming authority, such legislation will not be deemed in conflict with Proposition 5.

    The compact shall be deemed agreed to, approved and executed by the State upon request by a federally recognized Indian tribe, if not executed within 60 days by the Governor. The State agrees to be subject to the jurisdiction of the Federal Courts for any action brought against it by a federally recognized Indian tribe. Causes of action may arise from State's refusal to (i) enter into negotiations for a different compact in good faith, (ii) to enter negotiations to amend the compact or to negotiate in good faith concerning such amendments, or (iii) the State's violation of the terms of any tribal-state compact. The Governor is authorized to execute as a ministerial act any additional documents necessary to implement the Initiative or any Compact executed in accordance with it. If Federal law should require a change which affects the procedure to implement a tribal-state compact, Proposition 5 will be deemed amended to conform to any modified Federal provisions.

     Class III gaming is permitted to any compacted tribal operation, which includes only lottery based machines in which players are playing against one another, card games which are not house-banked, Class II games, lottery games, and simulcasts of horse racing events. No slot machines, roulette, blackjack, chemin de fer or other house banked games are permitted. However, unlike the Pala Compact or the Barona Compact, the Initiative would not limit the number of gaming machine state-wide or per tribe.

    The compact described in Proposition 5 will allow tribes and the State to foster economic development and self-sufficiency consistent with the interests of IGRA. A participating tribe will agree to make contributions to a trust fund for tribes less financially secure under a formula set out in the Initiative, but only until such other tribes begin to operate compacted gaming devices. In addition, all compacted tribes will contribute to a trust fund at the rate of 2% of net win each calendar quarter. Disbursement for tribal purpose is equal, regardless of gaming participation. These contributions will be for those tribes who, due to their own circumstances, either cannot or choose not to engage in gaming. The funds shall be used exclusively for education, economic development, cultural preservation and health care. The participating tribe will also participate with other compacted tribes in a Statewide trust fund, depositing on a quarterly basis a sum equal to 3% of the net win of the tribal gaming terminals. This fund also is administered by a board of trustees, all of whom shall be from tribes with approved compacts.

    Additionally, a tribe must establish a local benefits grant fund into which it shall deposit quarterly 1% of the net win from tribal lottery-based devices. This fund is for local issues and community needs. Within 60 days of commencing operations, the tribe must initiate a discussion with the State or local government officials to address the needs, services and mitigation which could be met by grants of funds from such trust. The requests will be submitted in writing to a committee comprised of tribal and local government representatives. No more than 5% shall be annually distributed; in the event no funds are distributed, the fund shall be carried over to the following year.

    The State gaming control agency will be provided with licensing application information and reports regarding inspection and compliance, may review such, and enter objections. If the State agency fails to state an objection to a gaming license application within 90 days, the application is granted; however, the State agency may revoke or request the tribal agency to suspend or revoke, a gaming license at any time.

    Unlike the Pala Compact and the Barona Compact, Proposition 5 does not provide for local communities to conduct an advisory vote on whether an Indian gaming facility should be located within that locality and contains fewer restrictions on a tribe's right to renegotiate their compact. In light of these and other differences, passage of Proposition 5 may have an effect on those compacts currently in existence, including the Barona Compact. At this time, there can be no assurance that Proposition 5 will be approved by the California electorate and, if approved, what, if any, effect such approval will have on existing tribal-state compacts.

    The Company expects that legislation involving gaming activities in general and Indian gaming activities in particular, will continue to be introduced (or reintroduced, as the case may be) in the United States Congress and in the state legislatures. It is unclear whether any of these bills will be enacted into law at any time in the future. Further, it is unclear what, if any, effect these bills, if passed, will have on the gaming operations of the Barona Tribe or any other Indian gaming client of the Company.

    Conclusion Concerning Indian Gaming Regulation

    There are significant civil and criminal penalties associated with operating gaming activity on the Barona Tribe's Indian Reservation otherwise than in strict compliance with relevant law. These penalties may be imposed on both the Barona Tribe and Inland Entertainment and are generally described above. The imposition of some or all of these sanctions on either the Barona Tribe or the Company could have a material adverse effect on the operations and financial prospects of Inland Entertainment. In light of the uncertainties regarding interpretation and enforcement of certain federal and state laws and regulations, reported financial information is not necessarily indicative of Inland Entertainment's future operating results or financial condition. Management of Inland Entertainment believes gaming activities will continue to be conducted at the Barona Casino and that such activities are expressly permitted under IGRA and the laws of the State of California due to the Barona Compact.

WEB-SITE DEVELOPMENT BUSINESS

    In August 1998, the Company acquired Cyberworks, an Internet marketing and web-site development company. This acquisition is the continuation of Inland Entertainment's growth into the Internet industry. Cyberworks will function as a wholly-owned subsidiary of the Company and will continue to provide existing and new clients with innovative web-site development and on-line marketing solutions.

INTERNET GAMING

     Since March 1998, Inland Entertainment has provided consulting services related to Internet casinos including the development of casino-style games and marketing and promoting of Internet casinos through web-site development, Internet advertising and conventional advertising. Currently, the Company is providing consulting and marketing services to the following international Internet casinos: "Casino Australia," the "Kenny Rogers Casino" and "The Good Luck Club." The Company does not operate any of these casinos and none of the casinos accept wagers from the United States and its territories. In connection with its Internet gaming activities, the Company formed Worldwide Media Holdings, N.V., a wholly-owned subsidiary of the Inland Entertainment ("WHM"). Functions of the Company's Internet business are performed by the Company directly, through WMH and by the Company through a consulting agreement with WMH.

    SIGNIFICANT AGREEMENTS. In Fiscal 1998, WMH entered into two material agreements related to Internet gaming. In March 1998, WMH entered into a Marketing Representative Agreement (the "Marketing Representative Agreement") with Cyberluck Curacao, N.V. ("Cyberluck") and Bardenac Holding, N.V. ("Bardenac"). Cyberluck is the holder of the Netherlands Antilles gaming license and is authorized to operate games of chance on the international market via the Internet. Pursuant to an agreement between Cyberluck and Intertainet Overseas Licensing Ltd., ("IOL"), the provider of software to Cyberluck, Bardenac was appointed as the "information provider" on behalf of Cyberluck and is the owner of "Casino Australia," the "Kenny Rogers Casino" and "The Good Luck Club". Under the terms of the Marketing Representative Agreement, WMH is responsible for providing Cyberluck and Bardenac services related to (i) web site design, engineering and construction including the development of entry and download instructions and playing strategy pages; (ii) advertising production, design and placement both on-line and off-line, all directory and search engine submissions, and all banner advertising design, construction and placement; (iii) promotional items, discounts, "free play" promotions, activities, contests for prizes and/or money related to the casinos; (iv) all promotional activities of any kind of description, whether delivered via e-mail notification, on-line banner advertising, traditional media advertising, or personal and word-of-mouth; and
(v) all customer service activities engaged in to obtain, retain, service and enhance the playing experience of the end-users in the casinos.

    The Marketing Representative Agreement provides for an initial term of five years commencing March 13, 1998, with a one year automatic renewal subject to (i) certain termination rights of the parties and (ii) termination of the Software Agreement (described below). For its services, WMH receives a fee equal to a percentage of the net profits of each casino (as defined under the Marketing Representative Agreement). Pursuant to an agreement between the Company and WMH, Inland Entertainment provides certain consulting, distribution and marketing services to WMH in connection with WMH's fulfillment of its obligations under the Marketing Representative Agreement.

    In March 1998, WMH also entered into a Software Supply and Support Agreement (the "Software Agreement") with IOL. Pursuant to the Software Agreement, for an initial license fee, IOL provides to WMH casino software and related technology, hardware, and technical and support services related to WMH's services pursuant to the Marketing Representative Agreement. Under the Software Agreement, WMH is responsible for soliciting end-users for the software applications and is obligated to (i) employ its best efforts to market and promote the software of IOL to prospective end-users; (ii) create, implement and pay for all marketing and promotional efforts related to marketing and promotion of the software to prospective end-users; and (iii) pay all fees, charges and costs including customization fees, additional custom programming services, fees incurred in connection with regulatory compliance and incidental expenses. The Software Agreement provides for an initial term of five (5) years commencing March 13, 1998, with a one (1) year automatic renewal subject to certain termination rights of the parties. The Software Agreement obligates WMH to spend $120,000 per year on marketing services related to the promotion of on-line casinos. Additionally, there are certain sales targets that the on-line casinos must meet or the Agreement may be subject to termination by IOL. WMH earns fees based on the net profits of the on-line casinos adjusted by a reserve established for potential casino customer charge-backs (i.e. credit card disputes). The net amount owed to WMH is paid as often as daily by wire transfer and is reconciled once a month with balances being owed, if any, payable to WMH by the 10th day of the following month.

    COMPETITION. Inland Entertainment competes with other management and consulting companies in the marketing, promotion and distribution of Internet casinos and related products. The growth in the number of Internet casinos is a recent phenomenon. Consequently, there is insufficient information with respect to developing trends in both marketing strategies and the utilization of outside consulting companies, such as the Company, in providing marketing and promotional services to on-line casinos. Other marketing and consulting firms and on-line casinos may have greater financial resources and personnel with more experience than Inland Entertainment. Competition in the future also may be affected by (i) the proliferation in the number of on-line casinos; (ii) changes in international, national, regional and local market conditions; (iii) growth and development of licensing and regulatory programs in national and international markets; (iv) changes in international, national, regional and local populations and disposable income characteristics; and (v) changes in Internet technology. Inland Entertainment's clients compete with other forms of gaming including national and international lotteries, traditional casinos, sports betting, and horse racing.

     Casino Australia, the Kenny Rogers Casino and The Good Luck Club each operate in a highly competitive gaming industry. Exclusive of the United States and the Netherlands Antilles, these casinos compete, on a world-wide basis, with over 100 interactive on-line casinos. The casinos compete with cyber-casinos with web-site locations in various places around the world, including Antigua, Dominica, Australia, Austria, Luxembourg and South Africa. Competition is likely to increase as Internet and other forms of gaming continue to expand.

    MARKETING AND CONSULTING STRATEGIES. Inland Entertainment markets its services as a consultant to the Internet gaming industry and to prospective gaming end-users through personal contacts with industry leaders, media advertising, attendance at industry conferences and presentations of the Company's qualifications and credentials. In its role as consultant, Inland Entertainment develops marketing and distribution strategies for its clients, including innovative promotional programs and focused marketing efforts. Additional services provided by the Company include (i) design, development and improvement of casino games; (ii) developing web sites, splash pages and banner ads used in advertising and marketing on the Internet; and (iii) and developing customer service programs designed to promote repeat business and a high level of customer satisfaction and loyalty for its clients.

    The recent acquisition of Cyberworks constitutes a significant addition to the consulting and marketing services which the Company provides to its Internet related clients. As a leader in both Internet marketing and Web site design, it is anticipated that

Cyberworks will provide Inland with the enhanced ability to design and develop software, Web sites, banner ads and advertisements for its Internet gaming clients and therefore allow the Company to more effectively compete in the Internet marketplace.

    REGULATORY MATTERS. Internet gaming operations in general are subject to the licensing and regulatory requirements of the jurisdiction which issues the gaming license and in which the server is located. Unlike traditional, land-based casino gaming, Internet gaming is a recent phenomenon utilizing technologies which most jurisdictions and governmental authorities are only now beginning to address. Consequently, the current regulatory environment regarding Internet gaming is slowly evolving as jurisdictions become more familiar with the technical aspects of Internet commerce. While several countries have enacted laws which permit or allow for the licensing of Internet casinos, few have as yet developed a regulatory structure for regulation and oversight of Internet gaming activities. The rapid growth in the number of online casinos and sports wagering businesses has increased the pressure on national, provincial, state and local governments to address Internet technologies and commercial activities including gaming. Consequently, in addition to countries that currently issue Internet gaming licenses, several jurisdictions have begun to develop more stringent licensing and regulatory requirements for Internet casinos.

    Due to both the nascent stage of Internet technologies and the lack of legislation, laws, and regulatory structures dealing specifically with Internet gaming, there has yet to develop any trend in regards to the jurisdictional treatment of laws related to Internet gaming. In general, legislation in most countries concerning gambling was enacted prior to the advent of Internet technologies and was designed to address "traditional" land-based gaming operations. Unlike traditional gaming activities in which the player must be physically located in close proximity to the "activity", Internet technologies allow a player to access the casino site from a computer terminal almost anywhere in the world. Consequently, the ability of a given country to exercise jurisdiction over the gaming activity is problematic.

    Currently the U.S. Senate is considering enactment of the Internet Gambling Prohibition Act (S.474), known as the Kyl Bill (the "Kyl Bill".) The Kyl Bill seeks to expand the application of the Federal Wire Act, 18 U.S.C 1084, to all forms of gaming over the Internet by making the Act applicable to both bettors and gamblers and by confirming the Act's extraterritorial application. Originally, the Wire Act applied to "wire communications" and prohibited the use of interstate telephone lines to conduct a betting or wagering business. The Wire Act specifically references "sporting event or contest" and permits a strong argument that it pertains only to sports-related gambling. While there are several cases construing the Wire Act, in cases where convictions occurred, sports betting was the only contested activity. To date, there are no reported cases in which the Wire Act has been applied to non-sports related gambling activities. The Kyl Bill would extend the Wire Act's application to all forms of non-exempt gaming including casino style games. The House of Representatives is currently considering companion legislation to the Kyl Bill. Passage of the Kyl Bill would operate to effectively prohibit all forms of casino style gambling over the Internet by individuals physically located in the United States or any federal territory. Due to the uncertain nature of this legislation, clients of the Company and its subsidiaries do not accept wagers from the United States. Passage of the Kyl Bill would, therefore, have little potential impact upon the Company.

    In May 1998, the Minnesota Supreme Court held that the State of Minnesota has jurisdiction to press consumer fraud charges against an Internet gambling site operator in Nevada who "purposefully availed themselves" of the privilege of doing business in Minnesota by placing information about their services on a Web page accessible to Minnesota residents. The allegations of consumer fraud involve representation allegedly made by the defendants that the `sports betting' services were legal. The state of Minnesota contends that wagering on sporting events in Minnesota violates state laws prohibiting commercial sports betting and, consequently, the companies conduct involved false advertising, deceptive trade practices and consumer fraud. Pending a substantive determination as to the underlying consumer fraud issues, the case is one principally concerned with the issue of jurisdiction. Arguably, the case stands for the proposition that for legal purposes, a Web site which is both accessible from within a given jurisdiction and seeks to solicit business, or in fact transacts business, over the Internet in that state, would subject the site operator to the jurisdiction of that state. Consequently, accepting bets or wagers over the Internet from residents within a given state would subject the casino operator to the jurisdiction of the state from which the wager was accepted. As stated above, due to the fact that clients of the Company and its subsidiaries do not accept wagers from the United States, the case has little direct potential impact upon the Company.

    Although numerous countries including the Netherlands Antilles, Antigua, Belize, Costa Rica, Austria and Dominica have enacted legislation licensing Internet gaming, only a few countries such as Australia and Liechtenstein are currently in the process of developing comprehensive regulatory schemes dealing with Internet gaming. Legislation such as Queensland Australia's "Interactive Gambling (Player Protection) Act of 1998" is designed to provide regulatory control both within a given jurisdiction (Queensland) as well as outside such jurisdiction to the extent of the territorial legislative powers of the government. The impact of Australia's legislation is difficult to estimate inasmuch as it is still in the process of creating a regulatory scheme as mandated by the legislation. It is anticipated that the casinos of the clients of the Company and its subsidiaries will adjust their business practices to meet regulatory compliance as the circumstances may warrant.

    The growth in Internet technologies and the dynamics of Internet commerce are such that many legal issues bearing on the propriety of the functions and services provided by the Company and its subsidiaries are yet to be resolved. Jurisdictional questions regarding the applicability of a particular country's gaming and advertising/marketing laws to the Company's activities, including determinations as to "where" the gaming or marketing activities actually occur, are outstanding and will be answered as the various countries move forward in addressing Internet related legal issues. As jurisdictions move to address Internet related gaming issues there will, in all probability, be significant civil and criminal penalties associated with operating Internet gaming activities otherwise than in strict compliance with relevant law and judicial interpretations thereof. A determination that certain consulting and marketing activities performed by WMH are impermissible could have a material adverse effect on the business, operations and financial condition of the Company in light of financial resources and personnel committed by the Company to this new business venture. The extent of such findings and the associated loss of revenue, in the aggregate and over what period of time, are all issues incapable of accurate resolution at this time. Any government action, inquiry and/or investigation could have a material adverse effect on the competitive position of Inland Entertainment in the Internet gaming industry. Until the uncertainties regarding current and future legislation and regulatory developments and the interpretation and enforcement of such laws as they relate to Internet gaming become more clear, reported financial information may not necessarily be indicative of Inland Entertainment's future operating results or financial condition. The imposition of any penalties against the Company could have a material adverse effect on the operations and financial prospects of Inland Entertainment.

EMPLOYEES

    As of June 30, 1998, the Company had 18 full-time employees and 2 part-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located in San Diego, California, and consist of approximately 20,000 square feet under a lease that will expire in October 2002. Cyberworks' executive offices also are located in San Diego, California, and consist of approximately 5,100 square feet under a lease that will expire in June 2000. Management believes that its office space will accommodate the Company's currently anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    To the best of management's knowledge, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party. The Company is, however, subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been finally adjudicated. Although the Company cannot predict the likely outcome of any pending lawsuit or claims involving the Company, management intends to vigorously defend, and, where applicable, prosecute, each matter or case, and believes that their final outcome will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

    The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol INLD. The table below reflects the high and low sale prices of the Company's Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated. The number of shareholders of record as of September 18, 1998, was 3,208.


                     HIGH     LOW
FISCAL YEAR 1997
First Quarter....   $4.13   $2.50
Second Quarter...    4.50    3.25
Third Quarter....    4.25    3.00
Fourth Quarter...    3.88    2.13

FISCAL YEAR 1998
First Quarter....   $7.13   $2.75
Second Quarter...    6.19    3.75
Third Quarter....    3.88    2.13
Fourth Quarter...    4.63    2.75


DIVIDEND POLICY

    To date, the Company has not paid any dividends and does not intend to pay any dividends in the foreseeable future. The Company is not currently restricted from paying cash dividends. The Company presently plans to reinvest earnings in order to finance the expansion and development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW; FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company provides services for gaming operations under consulting agreements with Native American Tribes. The Company has provided services to the Barona Tribe since 1991 and is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of the Barona Consulting Agreement. The Company has provided certain personnel, at its expense, to facilitate the activities at the Barona Casino, and it has entered into agreements such as leases or other contracts for the benefit of the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, etc.). See Item 1. "Description of Business -- Indian Gaming -- Agreement with the Barona Tribe," herein.

    In addition to its obligations under the Consulting Agreement, the Company's consulting activities include assisting the Barona Tribe in arranging financing to support casino construction projects and monitoring of Indian Gaming legislative and litigation matters. The financing costs have been recognized as an asset in the financial statements of the Company, designated as deferred contract costs, and are being amortized to expense over the remaining life of the Consulting Agreement through March 2004. The recovery of these deferred costs is achieved through the fees earned by the Company pursuant to agreements with the Barona Tribe. However, given the nature of the asset, if the recoverability is determined not to be probable, the Company will charge to expense the unamortized portion.

    Gaming on Indian land is extensively regulated by Federal, State and Tribal governments. The present regulatory environment is uncertain because of certain pending litigation and legislation. Adverse findings for any of the Indian tribes in any of the pending actions could have a material adverse effect on the operations of the Company, as would criminal and civil enforcement actions taken by Federal agencies which could be commenced before the outcome of such litigation is known. The tribal-state compact signed between the Barona Tribe and the State of California on August 12, 1998 served to eliminate many uncertainties, particularly with respect to matters related to Class III gaming. See Item 1. "Description of Business -- Indian Gaming -- Regulatory Matters", herein.

    The Consulting Agreement with the Barona Tribe has not yet been approved by the regulatory authorities. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. See Item 1. "Description of Business -- Indian Gaming -- Regulatory Matters -- Federal Regulation" and Notes to Consolidated Financial Statements, NOTE B --- BARONA CONSULTING AGREEMENT.

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

    In light of the uncertainties regarding the laws related to Indian gaming, reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

    During Fiscal 1998, the Company has been actively researching and evaluating business opportunities in addition to Indian gaming. The Company has pursued Internet related opportunities including on-line marketing, web site development, electronic commerce applications and strategic Internet related consulting. In March

 1998, the Company established WMH to assist it in offering marketing and consulting services to on-line and Internet gaming clients. WMH earns marketing fees based upon a percentage of the net profits of its on-line casino clients. The Company's new world-wide Internet gaming marketing venture is in its development stage and, to date, has a limited operating history upon which evaluation of the business prospects of this venture can be based. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's Internet gaming-related business. However, due to the fact that jurisdictions are only now beginning to address these issues, the rate or direction at which the evolution of such gaming regulations and statutes will take place is uncertain. Management anticipates that the Company will adjust its business activities as may be necessary in accordance with the growth and evolution of Internet related laws and regulations.

    On August 27, 1998, the Company acquired Cyberworks, an Internet marketing and on-line application developer, for an aggregate purchase price, excluding acquisition costs, of $3,560,000 consisting of $500,000 cash and 750,000 shares of the Company's common stock, $.001 par value per share. The acquisition will be accounted for as a purchase. Although not required to be reflected in this Report because the acquisition occurred after Fiscal 1998 year-end, the acquisition of Cyberworks will have a material impact on the Company's future financial statements; accordingly, future financial statements may not be directly comparable to the Company's historical financial statements.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE TWELVE MONTHS ENDED JUNE 30, 1998

    Revenue. Revenue decreased 12.1% from $16,665,350 in Fiscal 1997 to $14,647,460 in Fiscal 1998, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at the facility. The Company's revenues were primarily attributable to fees earned under agreements with the Barona Tribe, with the exception of approximately $117,000 in fees received during Fiscal 1997 from consulting services provided to a tribe in New Mexico and approximately $190,000 in fees received during Fiscal 1998 from consulting services provided to a tribe in Oregon and approximately $21,000 in marketing fees earned during Fiscal 1998 by WMH related to the promotion of on-line Internet casinos.

    Operating Expenses. General and administrative expenses increased 8.0% from $7,655,214 for Fiscal 1997 to $8,267,403 for Fiscal 1998, resulting primarily from increases in (i) professional services, both legal and consulting, and (ii) computer supplies and software costs, in each case, related to the development of new business opportunities primarily focused on the Internet. Facilities costs and office expenses also increased due to the Company's relocation of its corporate offices. The increases were partially offset by decreases in (i) compensation due to the decrease in full-time personnel, (ii) political contributions because Fiscal 1998 was not a significant election year, (iii) charitable contributions, (iv) unreimbursed marketing expenses related to consulting engagements in the Northwest, (v) business development expenses related to the pursuit of Indian gaming consulting work, and (vi) the provision for doubtful accounts as allowances were established to cover anticipated losses from certain consulting engagements.

    Amortization of deferred contract costs decreased 15.4% from $2,756,842 for Fiscal 1997 to $2,333,516 for Fiscal 1998, as a result of a reduction in amortization expense during the last half of Fiscal 1998 as a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months. However, the decrease has been partially offset by an increase in deferred contract costs resulting from the addition of the $2,000,000 commitment to the Barona Tribe. See Notes to Consolidated Financial Statements, NOTE B -- BARONA CONSULTING AGREEMENT.

    Other Income and Expense. For Fiscal 1998, interest income was $645,315, compared to $354,116 for Fiscal 1997. The increase was due to the increase in the Company's investments and cash equivalents. Interest expense increased from $320,250 in Fiscal 1997 to $538,040 in Fiscal 1998, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of the Company's common stock. See Notes to Consolidated Financial Statements, NOTE F -- STOCK REPURCHASE/LONG-TERM DEBT.

    Income Tax Provision. The Company recorded an income tax provision of $1,760,879 for Fiscal 1998, based on income before income taxes of $4,156,816 for the year, compared to an income tax provision of $2,528,000, based on income before income taxes of $6,287,160 for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity at June 30, 1998, consisted of cash of $9,205,502, future revenues to be generated from operations and advances of future fees under the Barona Consulting Agreement. As of June 30, 1998, the Company had no credit facility. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

    During Fiscal 1998, the Company's unrestricted cash position increased $1,201,424 from the June 30, 1997 balance of $8,004,078, to $9,205,502 at June
30, 1998. The increase was provided by net cash generated by operating activities of $5,451,622 during the period and reduced by the use of cash for financing activities of $1,084,857 and investing activities of $3,165,341.

    Deferred income taxes decreased $142,201 as the amortization of deferred contract costs for tax purposes exceeded amortization of the costs for financial statement purposes during Fiscal 1998. This was partially offset by increases due to the capitalization for tax purposes of losses incurred by WMH as well as unearned compensation related to the granting of nonemployee stock options. See Notes to Consolidated Financial Statements, NOTE G -- INCOME TAXES.

    Compensation of $142,825 represents the fair market value for services received from various consultants who were granted stock options during Fiscal 1998.

    Accounts payable and accrued expenses increased $174,957 compared to Fiscal 1997 year-end primarily as a result of accrued payables recorded for WMH and increases in accrued interest on notes payable issued in connection with repurchases of common stock.

    Deposits and other assets increased $301,323 compared to Fiscal 1997 year-end primarily related to the capitalized costs of software license and support agreements.

    Prepaid expenses and other current assets increased $91,955 compared to Fiscal 1997 year-end primarily related to the purchase of software training and software maintenance support.

     From the inception of the Company, the Company's most significant expenditure has been the funding of deferred contract costs related to expansion of the facilities at the Barona Casino. The Company has received advances against future fees from the Barona Tribe to assist in financing such activities. Under the current relationship with the Barona Tribe, rather than the Company committing its own funds to develop facilities at the Barona Casino, the Company acts as an advisor to the Barona Tribe with respect to finding sources of financing to further develop the Barona Casino. Accordingly, the deferred contract costs have decreased and are not expected to be incurred in the future. As in the past, the Barona Casino and all of the related facilities are capital improvements upon land that belongs to the Barona Tribe. As such, the Company has no ownership in any of the improvements to such land. All such improvements belong to the Barona Tribe.

    The decrease in net deferred contract costs from approximately $5,843,000 at June 30, 1997 to approximately $3,855,000 at June 30, 1998, resulted from amortization of approximately $2,334,000, partially offset by a $346,000 increase in deferred contract costs financed by the use of $116,000 in cash flow and $230,000 in long-term advances of future fees from the Barona Casino during the same period. At June 30, 1998, outstanding advances of future fees from the Barona Casino totaled approximately $2,597,000. Advances do not bear interest and are due on demand. Debt at June 30, 1998 included $1,200,000 due to the Barona Tribe related to the NIGC Settlement Obligation of which $400,000 is currently payable.

    Cash flows used in investing activities for Fiscal 1998 includes net investments in fixed assets of $1,040,163 which consisted primarily of tenant leasehold improvements at the new corporate headquarters facilities and computer software and hardware related to the Company's online gaming ventures.

    Short-term investments of approximately $1,877,000 is comprised of Euro-dollar time deposits, commercial paper, and banker's acceptances with maturities ranging from three months to five months, earning interest at rates ranging from 5.4% to 5.6%.

     Cash flows used in financing activities include approximately $620,000 for repayment of a promissory note to a former executive officer, director and principal shareholder for the repurchase of shares of common stock. Additionally, a $400,000 payment was made pursuant to the NIGC Settlement Obligation. (See Notes to Consolidated Financial Statements, NOTE F - STOCK REPURCHASE/LONG-TERM DEBT 2. NIGC Settlement Obligation.) During Fiscal 1998, the Company expended approximately $132,000 in loans made to employees and expended approximately $106,000 in loans to third parties, in part, as investment opportunities.

    Cash flows provided by financing activities of approximately $174,000 is a result of the exercise of 69,638 stock options during Fiscal 1998.

    From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes, which could have a material adverse effect on the financial condition of the Company.

     Restricted cash and other investments of approximately $2,115,000 is comprised of a bank certificate of deposit of $1,518,000 pledged as collateral by the Company to secure loans made pursuant to a bank credit agreement with the Klamath Tribes in connection with the development of the Kla-Mo-Ya Casino and the Company's net investment of approximately $464,000 in revenue bonds issued by the Klamath Tribes. Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor. See Notes to Consolidated Financial Statements, NOTE C -- RESTRICTED CASH AND OTHER INVESTMENTS.

     WMH has entered into a long-term contract which obligates it to spend $120,000 a year for marketing services related to the promotion of on-line casinos. The Company has entered into or is in the process of entering into other miscellaneous short-term contracts for consulting services with commitments to vendors totaling approximately $445,000 as of June 30, 1998. One of the agreements includes terms for profit-sharing with respect to one of the virtual casinos marketed by WMH. Estimates of such costs to the Company are not known at this time. See Notes to Consolidated Financial Statements, NOTE H -- COMMITMENTS AND CONTINGENCIES.

FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Included in Item 1. "Description of Business," this Item 6. "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

     O  DEPENDENCY ON REVENUES FROM THE BARONA CASINO

        The Company historically and currently has derived substantially all of its income from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company, whether as a result of
     (i) market acceptance of the new Indian Gaming Lottery devices; (ii) decreased operating profits due to machine device licensing fees to be incurred by the Barona Casino under the terms of the Barona Compact in order to operate at a level of 1,057 machines; (iii) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements; (iv) weakness in the operations in the Barona Casino or (v) otherwise, could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources (See "Item 1. Description of Business -- Indian Gaming -- Regulatory Matters -- State Regulation").

     O  THE BARONA CONSULTING AGREEMENT

        Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. See Notes to Consolidated Financial Statements, NOTE B -- BARONA CONSULTING AGREEMENT.

     O  EXTENSIVE REGULATORY ENVIRONMENT RELATING TO INDIAN GAMING

        Gaming on Indian land is extensively regulated by Federal, State and Tribal governments. Class III gaming on Indian lands in California has been subject to much uncertainty and great risk due to the nature of the IGRA and various cases which have emanated from it since 1988. On August 12, 1998, the Barona Tribe and the State of California entered into a tribal-state Compact relating to Class III gaming (the "Barona Compact"). The Barona Compact was submitted to the Secretary of the Interior on or about September 3, 1998 for the Secretary's approval, a requirement for effectiveness of the Barona Compact. Because a similar compact to the Barona Compact has been recently approved by the Secretary, management expects that the Secretary will approve the Barona Compact. If approved, the effect of the Barona Compact is to allow the Barona Tribe to engage in Class III gaming which California permits within the State. Approval of the Barona Compact will eliminate a great degree of uncertainty with respect to the Federal and State regulatory system and enforcement procedures related to Indian gaming. If the Secretary does not approve the Barona Compact, the legal uncertainties relating to permissible operations of gaming activities on Indian lands will persist; however, the Barona Tribe will be in a much better position to articulate the scope of permissible gaming activities at the Barona Casino.

        The Indian Lottery Games detailed in the Barona Compact are an unknown factor and untested by the competitive environment of the casino floor. These devices are vastly different from traditional slot machines such as those played in Nevada, Atlantic City and certain other gaming environments. Traditional slot machines are house banked, usually operate with a pull of the handle (regardless of the random number computer which really selects the winning combination), require coin, currency or cash equivalent into the machine, and winners are paid in coin or currency. The Indian Lottery Games will allow coin, currency, debit cards or money equivalent into the machines, but combine money from the players into a prize pool to pay winners, do not allow handles, do not permit coin pay out, but demand a voucher for redemption by a cashier, and mandate the computers which control the video lottery terminals to be not only separate from one another, but remote from the gaming facility.

        Due to the differences in operational characteristics between traditional Class III machines and new lottery based machines, it is unknown whether the typical Barona Casino patron will adapt to these unique devices. Since field testing has not been done, there is no data from which projections may be drawn. The lottery devices will be permitted to display information on the video terminal in an entertaining manner, but the speed of play and confirmation of selection required in the approved devices may not generate the same volume of play as previous machines. If there is a corresponding decrease of gross revenue, that result may be reflected in diminished consulting fees to Inland Entertainment, although any such projection is unknown at this time.

     O  UNCERTAINTIES CONCERNING INTERNET GAMING

        The Company's new business venture to market world-wide Internet gaming is in its start-up phase and, to date, has no operating history upon which an evaluation of the business prospects can be based. Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's Internet gaming business. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place. The Company is competing with other entities, some of which have been in the market longer than the Company. In addition, certain current competitors and potential future competitors have, or may have greater resources than the Company to devote further technologies and new product developments to the development of Internet gaming. There can be no assurance that existing or future competitors will not develop or offer technologies that provide significant economic, technological, creative or strategic advantages over those offered by the Company. The Company's future success in the Internet gaming field is dependent on the evolving regulatory and competitive environment. There is no assurance that the Company's present and contemplated services provided to "Internet gaming casinos" will achieve or maintain sufficient commercial acceptance, or if they do, that regulatory developments will not diminish the full economic potential of such virtual gaming sites.

     O  VOLATILITY OF STOCK PRICE

        The trading price of the Company's Common Stock has been, and will likely continue to be, subject to wide fluctuations because of Indian gaming regulatory developments, quarterly variations in the Company's operating results, announcements of new products or business activities by the Company or its competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past and could in the future result in wide fluctuations in the market trading price.

     O  INFLATION

        To date, inflation has not had a material impact on the Company's financial condition or its results of operations.

     O  YEAR 2000 COMPLIANCE

        Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000 issue"). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which the Company and its Subsidiaries operate. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

        The Company and its subsidiaries are in the process of evaluating the full scope and related costs to insure that their systems continue to meet their internal needs and those of their customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company has not measured or inquired as to the impact that the Year 2000 issue will have on the vendors, major suppliers, customers and other parties with which the Company and its subsidiaries conduct business. If it is determined that any of the Company's or its subsidiaries' vendors, major suppliers, customers or other parties with which the Company or its subsidiaries conduct business, has an issue with Year 2000 compliance, the Company will pursue alternative business relationships to minimize the impact, if any, that such a relationship(s), will have on the Company and its subsidiaries' operations.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE


Report of Independent Certified Public Accountants..............................       24

Financial Statements:
  Consolidated Balance Sheet -- June 30, 1998...................................       25
  Consolidated Statements of Operations -- Years Ended June 30, 1998 and
   1997.........................................................................       26
  Consolidated Statement of Shareholders' Equity -- Years Ended June 30,
   1998 and 1997................................................................       27
  Consolidated Statements of Cash Flows -- Years Ended June 30, 1998 and
    1997........................................................................       28
  Notes to Consolidated Financial Statements....................................       29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
    Inland Entertainment Corporation
San Diego, California

    We have audited the accompanying consolidated balance sheet of Inland Entertainment Corporation as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inland Entertainment Corporation as of June 30, 1998, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/  GRANT THORNTON LLP

Los Angeles, California
August 7, 1998

                        INLAND ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998


                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................................    $ 9,205,502
  Short term investments............................................      1,876,667
  Accounts receivable...............................................         51,644
  Prepaid expenses and other current assets.........................        150,024
                                                                        -----------
          Total current assets......................................     11,283,837

NONCURRENT ASSETS:
  Restricted cash and other investments.............................      2,115,320
  Employee and other receivables due after one year.................        478,756
  Property, plant and equipment, net................................      1,023,620
  Deferred contract costs, net......................................      3,855,427
  Deferred taxes....................................................        127,982
  Deposits and other assets.........................................        388,613
                                                                        -----------
          Total noncurrent assets...................................      7,989,718

          Total assets..............................................    $19,273,555
                                                                        ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino...............    $ 2,596,930
  Current portion of long-term debt.................................        400,000
  Accounts payable and accrued expenses.............................      1,150,380
  Income taxes payable..............................................        228,344
                                                                        -----------
          Total current liabilities.................................      4,375,654

LONG-TERM DEBT, LESS CURRENT PORTION................................      8,300,000
                                                                        -----------

          Total liabilities.........................................     12,675,654

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized
    and 3,924,186  shares outstanding...............................          3,924
  Retained earnings.................................................      6,683,977
  Deferred compensation.............................................        (90,000)
                                                                        -----------
          Total shareholders' equity................................      6,597,901
                                                                        -----------

          Total liabilities and shareholders' equity................    $19,273,555
                                                                        ===========

         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                                  1998          1997
                                                              ------------  ------------

REVENUES:
  Barona Casino............................................   $ 14,436,000  $ 16,547,500
  Other....................................................        211,460       117,850
                                                              ------------  ------------
                                                                14,647,460    16,665,350
                                                              ------------  ------------
OPERATING EXPENSES:
  General and administrative expenses......................      8,267,403     7,655,214
  Amortization of deferred contract costs..................      2,333,516     2,756,842
                                                              ------------  ------------
                                                                10,600,919    10,412,056
                                                              ------------  ------------
Operating profit...........................................      4,046,541     6,253,294
OTHER INCOME AND (EXPENSE):
  Interest income..........................................        648,315       354,116
  Interest expense.........................................       (538,040)     (320,250)
                                                              ------------  ------------
                                                                   110,275        33,866
                                                              ------------  ------------
Income before income taxes.................................      4,156,816     6,287,160
Income tax provision.......................................      1,760,879     2,528,000
                                                              ------------  ------------
NET INCOME.................................................   $  2,395,937  $  3,759,160
                                                              ============  ============

Earnings per share - basic.................................   $        .62  $        .67
                                                              ============  ============
Earnings per share - diluted...............................   $        .54  $        .66
                                                              ============  ============


Shares used in the computation of income per share - basic       3,884,026     5,618,748
                                                              ============  ============

Shares used in the computation of income per share - diluted     4,398,163     5,673,805
                                                              ============  ============

         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997



                                              COMMON STOCK           ADDITIONAL                                         TOTAL
                                        -----------------------        PAID IN         DEFERRED      RETAINED       SHAREHOLDERS'
                                          SHARES       AMOUNT          CAPITAL       COMPENSATION    EARNINGS          EQUITY
                                        ---------    ----------      ----------      -----------    ----------      -------------
Balance at June 30, 1996.............  10,632,792   $ 2,352,554                                     $5,473,472       $ 7,826,026
  Redemption of common stock.........  (6,778,244)   (2,348,699)                                    (3,351,301)      (5,700,000)
  Net income.........................                                                                3,759,160        3,759,160
                                        ---------    ----------      ----------       ----------    ----------       ----------
Balance at June 30, 1997.............   3,854,548         3,855                                      5,881,331        5,885,186
  Exercise of stock options..........      69,638            69      $  173,884                                         173,953
  Granting of non-employee stock
    options..........................                                   232,825        $ (90,000)                       142,825
  Additional  consideration for 1996
    stock redemption.................                                  (406,709)                    (1,593,291)      (2,000,000)
  Net income.........................                                                                2,395,937        2,395,937
                                        ---------    ----------      ----------       ----------    ----------       ----------
Balance at June 30, 1998.............   3,924,186    $    3,924      $                $  (90,000)   $6,683,977       $6,597,901
                                        =========    ==========      ==========       ==========    ==========       ==========

         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,


                                                             1998          1997
                                                         -----------   -----------
Increase (decrease) in cash:
Net cash provided by operating activities:
  Net income..........................................   $ 2,395,937   $ 3,759,160
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization.......................     2,509,122     2,808,629
  Deferred taxes......................................       142,201       191,943
  Compensation for granting of non-employee stock
    options...........................................       142,825
  Decline in fair market value of bonds...............                      26,221
  Loss from sale of bonds.............................                      10,500
  Changes in assets and liabilities:
  Accounts receivable.................................        18,456        21,054
  Prepaid expenses and other current assets...........       (91,955)       (4,939)
  Deposits and other assets...........................      (301,323)       57,783
  Accounts payable and accrued expenses...............       174,957       526,135
  Income taxes payable................................        37,607       (20,143)
  Advances of future consulting fees..................       423,795      (212,679)
                                                         -----------   -----------
     Net cash provided by operating activities........     5,451,622     7,163,664
Cash flows provided by (used) in investing activities:
  Short-term investments..............................    (1,876,667)
  Restricted cash and other investments, net..........      (133,000)   (2,397,993)
  Sale of bonds.......................................                     381,082
  Purchase of furniture and equipment.................    (1,040,163)      (45,767)
  Deferred contract costs.............................      (115,511)     (724,947)
                                                         -----------   -----------
     Net cash used in investing activities............    (3,165,341)   (2,787,625)
                                                         -----------   -----------
Cash flows provided by (used in) financing activities:
  Payment of notes payable............................    (1,020,054)     (279,946)
  Repurchase and cancellation of common stock.........                    (200,000)
  Loans to employees..................................      (132,462)     (240,000)
  Investments/other loans.............................      (106,294)
  Proceeds from exercise of stock options.............       173,953
                                                         ------------
     Net cash provided by (used in)
       financing activities...........................    (1,084,857)     (719,946)
                                                         -----------   -----------
     Net increase in cash.............................     1,201,424     3,656,093
Cash at beginning of period...........................     8,004,078     4,347,985
                                                         -----------   -----------
Cash at end of period.................................   $ 9,205,502   $ 8,004,078
                                                         ===========   ===========
Supplemental disclosures of cash flow information:
  Interest expense paid...............................   $   443,121   $    63,000
                                                         ===========   ===========
  Income taxes paid...................................   $ 1,569,108   $ 2,357,000
                                                         ===========   ===========
  Settlement obligation...............................   $   230,409   $ 1,769,591
                                                         ===========   ===========
  Redemption of common stock by issuance of notes
    payable...........................................   $ 2,000,000   $ 5,500,000
                                                         ===========   ===========

         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Description of Business

    Inland Entertainment Corporation, a Utah corporation formerly known as Inland Casino Corporation ("Inland Entertainment" or the "Company"), provides consulting and other professional services for gaming operations with Native American tribes. Substantially all of its revenue is earned from a consulting agreement with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County. Additionally, the Company provided consulting services to tribes in Oregon, New Mexico, and Washington.

    Operation of any type of gaming on Indian land is subject to Federal, state and tribal regulation. Changes in regulations may limit or otherwise affect Indian gaming and therefore could have a material effect on the operations of the Company. As discussed in Note H, changes in the interpretation or the enforcement of existing statutes or regulations relating to Indian gaming, new statutes or regulations adverse to Indian gaming, and adverse decisions in pending litigation regarding Indian gaming, in general, and in California, specifically, could have a material adverse effect upon the financial condition and operation of the Company.

    During the fiscal year ended June 30, 1998, the Company began actively researching and evaluating business opportunities in addition to Indian gaming. The Company has pursued Internet related opportunities including, on-line marketing, web site development, electronic commerce applications and strategic internet related consulting. The Company has both gaming and non-gaming Internet clients. In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and translation services for Internet related businesses, including three international Internet casinos. WMH is responsible for all marketing costs and is paid a fee for its services. (See Note H. Commitments and Contingencies.)

2.  Basis of Accounting

    The Company reports revenues and expenses using the accrual method of accounting. For all periods reported in these financial statements, substantially all of the Company's consulting revenue is generated from services provided to the Barona Tribe, with the exception of $117,000 in fees received for work performed for a tribe in New Mexico during the year ended June 30, 1997 and $190,000 in fees received for work performed for a tribe in Oregon and $21,000 in marketing fees generated by WMH during the year ended June 30, 1998.

3.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and WMH, its wholly-owned subsidiary. All material inter-company accounts and transactions have been eliminated.

4.  Deferred Contract Costs

    Pursuant to oral agreements with the Barona Tribe, the Company has agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed liability for any of these obligations, the Company has capitalized those costs incurred as deferred contract costs since (i) the Company had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (ii) management believes that these costs are fully recoverable over the life of the Barona Consulting Agreement (hereinafter defined) through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion. On an ongoing basis, the Company reviews the valuation and recoverability of these unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

     Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Barona Consulting Agreement. Under the terms of the Barona Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. The Barona Consulting Agreement may be terminated by the Barona Tribe for any material breach by the Company, as defined in such agreement. Management is not aware of any material breach of the Barona Consulting Agreement.

5.  Revenue Recognition

    Contract revenue is recorded as earned under the terms of the Barona Consulting Agreement.

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

7.  Short-term Investments

    The Company's investments consist primarily of Euro-dollar time deposits, certificates of deposits, and banker's acceptances with maturities ranging from three months to six months. Interest rates earned during Fiscal 1998 on investments ranged from 5.1% to 5.6%.

8.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (five years) of the assets. Accelerated methods of depreciation are used for tax purposes.

9.  Advances of Future Consulting Fees

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

10.  Deferred Income Taxes

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely that a portion of deferred tax assets will not be realized.

11.  Net Income Per Share

     During the fiscal year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Prior year amounts have been restated to reflect adoption of the new standard. Below is the calculation of basic and diluted earnings per share for the past two fiscal years:


                                                              JUNE 30,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------

  Net income available  to common shareholders      $2,395,937     $3,759,160
                                                    ==========     ==========
  Weighted average shares outstanding - Basic        3,884,026      5,618,748
  Effect of stock options                              514,137         55,057
                                                    ----------     ----------
  Weighted average shares outstanding - Diluted      4,398,163      5,673,805
                                                    ==========     ==========
  Earnings  per common share:
       Basic                                        $      .62     $      .67
                                                    ==========     ==========
       Diluted                                      $      .54     $      .66
                                                    ==========     ==========

Options to purchase 582,712 shares of common stock ranging from $3.75 to $4.13 a share were outstanding during Fiscal 1998. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through April 2008 were still outstanding at June 30, 1998.

12.  Accounting for Stock Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. The Company continues to account for stock based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (see Note I).

     Stock options issued to non-employees are recorded at the fair value of the services received, which is charged to expense over the service period. Unearned amounts are shown as deferred compensation in shareholders' equity.

13.  Use of Estimates

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

14.  Impairment of Long-Lived Assets

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

NOTE B -- BARONA CONSULTING AGREEMENT

     The Company has provided services to the Barona Tribe since 1991. The Company provides consulting services in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). During February 1998, the Company and the Barona Tribe executed Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") which extended the term for providing consulting services by an additional 60 months. Unless otherwise stated herein, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to herein as the "Barona Consulting Agreement." The Barona Consulting Agreement expires in March 2004.

     In March 1996, the Barona Tribe submitted the Initial Consulting Agreement, (a predecessor agreement to the Amended and Restated Consulting Agreement), to the National Indian Gaming Commission (the "NIGC"). In May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required. The NIGC conducted an investigation of the past relationship between the Barona Tribe and the Company that resulted in a January 1997 settlement agreement. (See Note F.)

     In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The Company believes that the NIGC will ultimately determine that the Amended and Restated Consulting Agreement is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and BIA respectively, with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January 1997 settlement agreement and (iii) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Amended and Restated Consulting Agreement is not a management contract. If such a determination is not made by the NIGC, the failure of the NIGC to approve the Amended and Restated Consulting Agreement (and the Modification) could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Amended and Restated Consulting Agreement (and the Modification) is not a management agreement, the NIGC will forward the Agreement to the BIA for its review. To the extent that the BIA determines that its approval is required, there can be no assurance that the BIA will approve such Agreement, and such failure to approve the Amended and Restated Consulting Agreement (and the Modification) may have a material adverse effect on the business and financial condition of the Company. The Company is in the process of submitting the Modification to the NIGC.


NOTE C -- RESTRICTED CASH AND OTHER INVESTMENTS

    From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans.

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


NOTE D -- DEFERRED CONTRACT COSTS

    Deferred contract costs consist of the following at June 30, 1998:


Deferred contract costs under Consulting
  and Operations Agreements......................   $ 15,601,411
Less: accumulated amortization...................    (11,745,984)
                                                    ------------
                                                    $  3,855,427
                                                    ============

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following at June 30, 1998:


Leasehold improvements....................  $  423,196
Computer equipment and software...........     354,692
Equipment.................................     190,449
Furniture.................................     141,324
Automotive equipment......................     125,238
Construction in progress..................      11,608
                                            ----------
                                             1,246,507
Accumulated Depreciation..................    (222,887)
                                            ----------
                                            $1,023,620
                                            ==========


NOTE F -- STOCK REPURCHASE/LONG-TERM DEBT

1.  Stock Repurchase Obligation

    In March 1996, the Company repurchased its own common stock and outstanding options from a former executive officer, director and principal shareholder of the Company. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note which was paid in full in September 1997. If the Company's common stock trading price reaches certain levels during measurement periods prior to March 4, 1999, the former shareholder will be entitled to up to $250,000 in additional compensation.

     In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included
(i) an aggregate cash payment of $200,000 to such shareholders upon closing,
(ii) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (iii) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and
(iv) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if Company has completed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

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

     As of June 30, 1997 and June 30, 1998, the Company's retained earnings exceeded $4,000,000. Accordingly, $2,000,000 in obligations were recorded at June 30, 1997 and $2,000,000 at June 30, 1998, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement.

2.  NIGC Settlement Obligation

    In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe (the "January Settlement Agreement"). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefitted the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company accounted for the $2,000,000 in payments as deferred contract costs, which are being amortized over the remaining term of the Barona Consulting Agreement. Debt at June 30, 1998, includes $1,200,000 relating to the January Settlement Agreement, of which $400,000 is currently payable.

     Debt payments related to the Stock Repurchase Obligation and the NIGC Settlement are scheduled as follows:


                                                             JUNE 30,
                          1999         2000        2001        2002         2003    THEREAFTER       TOTAL
                      -----------  ----------- ----------- -----------  ----------- ----------   ---------
Ungar note #1                                  $  589,517  $   589,517  $  589,516               $1,768,550
Ungar note #2                                                  333,333     333,334  $   333,333   1,000,000
Ungar note #3                                                              333,333      666,667   1,000,000
Woods note #1                                     577,150      577,150     577,150                1,731,450
Woods note #2                                                  333,333     333,334      333,333   1,000,000
Woods note #3                                                              333,333      666,667   1,000,000
Barona Tribe          $   400,000  $  400,000     400,000                                         1,200,000
                      -----------  ----------  ----------  -----------  ----------  -----------  ----------
    Total..........   $   400,000  $  400,000  $1,566,667  $ 1,833,333  $2,500,000  $ 2,000,000  $8,700,000
                      ===========  ==========  ==========  ===========  ==========  ===========  ==========

NOTE G -- INCOME TAXES

    Deferred taxes are comprised of the following at June 30, 1998:

Excess of financial statement over tax deferred contract costs ..........  $(164,652)
Excess of tax over financial statement fixed asset depreciation .........    (35,548)
Capitalized WMH losses ..................................................    118,018
Deferred compensation related to non-employee stock options .............     61,186
California franchise taxes ..............................................    127,826
Allowance for doubtful accounts .........................................     35,771
Valuation allowance .....................................................    (14,619)
                                                                           ---------
Deferred tax asset ......................................................  $ 127,982
                                                                           =========

    The composition of the Company's income tax provision is as follows:


                              JUNE 30,
                      -----------------------
                          1998         1997
                      -----------  ----------
Current tax:
  Federal..........   $ 1,242,721  $1,797,112
  State............       375,957     538,945
                      -----------  ----------
  Current tax......     1,618,678   2,336,057
  Deferred tax:
  Federal..........       101,709     184,288
  State............        40,492       7,655
                      -----------  ----------
  Deferred tax.....       142,201     191,943
                      -----------  ----------
Income tax provision  $ 1,760,879  $2,528,000
                      ===========  ==========

    A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:


                                              YEAR ENDED JUNE 30,
                                              ------------------
                                                1998        1997
                                              ------      ------
           U.S. Federal statutory rate...       34.0%       34.0%
           State income taxes ...........        6.0%        6.0%
           Other ........................        2.4%        0.2%
                                              ------      ------
                                                42.4%       40.2%


NOTE H -- COMMITMENTS AND CONTINGENCIES

Worldwide Media Holdings, N.V.

    In March 1998, WMH entered a five-year Software License and Support Agreement (the "Software Agreement") for on-line casino technology and support. An initial license fee will be amortized over the life of the Software Agreement. WMH earns marketing fees based on the net profits of the on-line casinos to promote and market such casinos. The Software Agreement is subject to termination by the licensor for such reasons as WMH's non-compliance with gaming and regulatory statutes, improper ownership of universal resource locators, or the failure of the on-line casinos to meet certain sales targets. Additionally, the Software Agreement obligates WMH, as the marketing representative, to spend a minimum of $10,000 a month for the marketing and promotion of the on-line casinos.

Lease Obligations

    The Company has entered into operating leases for facilities and equipment that expire at various dates through fiscal 2003. The minimum future payments due under operating lease contracts at June 30, 1998 for the years ending June 30 are as follows:


                  1999 .......................     $  228,655
                  2000 .......................        236,027
                  2001 .......................        241,049
                  2002 .......................        248,968
                  2003 .......................         84,764
                                                   ----------
                  Net minimum lease payments .     $1,039,463
                                                   ==========

    Rental expense for Fiscal 1998 and Fiscal 1997 was $286,030 and $159,808, respectively.

Contingent Lease Obligations

    The Company has guaranteed automobile lease and loan payments on behalf of certain employees and Barona Casino executive employees. Such leases expire at dates through 2003. Assuming all future payments were to be made by the Company under this commitment, the Company would be obligated to pay approximately $284,000. The Company has also guaranteed loans to certain Barona Casino employees totaling approximately $50,000.

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

Other

    The Company has entered into other short-term contracts for consulting services with commitments to vendors totaling approximately $445,000 as of June 30, 1998.

Company Litigation

    The Company is subject to claims and lawsuits which arise in the ordinary course of business. In the opinion of the Company, the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE I -- STOCK OPTIONS

    In 1994, the Board of Directors and shareholders of Inland Casino Corporation, a Delaware corporation ("ICC") approved a Stock Option Plan (the "1994 Plan") under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. Upon the merger of ICC with and into the Company (formerly known as Twin Creek Exploration Co., Inc.) on May 22, 1995, the 1994 Plan was terminated, but all options outstanding under the 1994 plan were assumed by the Company and are immediately exercisable.

    In 1995, the Board of Directors and the shareholders of the Company approved the Company's 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, options to purchase up to 4,000,000 shares of the Company's common stock could be granted. In December 1997, the Board of Directors and the shareholders of the Company approved an amendment to the 1995 Plan to increase the number of shares of common stock available for issuance by 2,000,000. Shares covered by options which terminate without exercise are available for reissuance. Options may be issued to employees, consultants and directors of the Company either as (i) incentive stock options; (ii) nonstatutory stock options; or (iii) as combinations of both types of options.

    Stock option grants are determined by the Compensation Committee of the Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 900,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan have a maximum term of ten years and are generally exercisable ratably over a four and one-half or five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of the Company's common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 80% of the fair market value on the date of grant.

    In 1996, the Board of Directors and shareholders of the Company approved the Company's 1996 Non-employee Directors Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of the Company's common stock may be granted. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on the date of each of the Company's Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. The stock option grants will be issued as non-statutory stock options, and the option price will be equal to the closing price of the Company's common stock on the date of grant.

    The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the periods indicated:


                                                OPTIONS      OPTION PRICE
                                              OUTSTANDING      PER SHARE
                                              -----------    -------------
         Outstanding at June 30, 1996...      1,750,622      $1.00 -- $3.75
         Year ended June 30, 1997:
           Granted .....................      1,614,440      $2.75 -- $3.75
           Cancelled ...................        (40,000)          $3.50
                                              ---------
         Outstanding at June 30, 1997...      3,325,062      $1.00 -- $3.75
                                              ---------
         Year ended June 30, 1998:
           Granted .....................      1,989,816      $2.50 -- $4.13
           Exercised ...................        (69,638)     $1.00 -- $3.63
           Cancelled ...................        (50,000)          $2.88
                                              ---------
         Outstanding at June 30, 1998...      5,195,240      $1.00 -- $4.13
                                              ---------


    Employee stock options are accounted for under APB No. 25 and related interpretations. The exercise price of each option equals the market price of the Company's stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                      YEAR ENDED JUNE 30,
                                -----------------------------
                                     1998            1997
                                -------------      ----------
Net income (loss)
  As reported .............     $   2,395,937      $3,759,160
  Pro forma ...............     $  (1,264,872)     $  176,853
Net income (loss) per share

  As reported .............     $        0.54      $     0.66
  Pro forma ...............     $       (0.47)     $     0.04

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 1998 and 1997, respectively: dividend yield, 0.0% for both years; expected volatility of 1.27 and 1.42; average risk-free interest rates of 5.6% and 6.2%; and expected lives of 5 years for both years.

    The Black-Scholes option valuation model was developed for used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The pro forma calculations are not indicative of current or future operating results of the Company. In addition, the pro forma charges to income are calculated without income tax benefit since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

NOTE J -- 401(k) SAVINGS PLAN

    The Company has a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary. The Company does not currently have a policy to match any employee contributions and, through June 30, 1998, the only costs incurred by the Company have been minor administrative fees.

NOTE K --EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT

Acquisition

     On August 27, 1998, the Company acquired all of the outstanding shares of Cyberworks Inc., a California corporation ("Cyberworks"), an Internet marketing and online application developer. Under the terms of the agreement, the Company exchanged 750,000 shares of its common stock and $500,000 in cash for 100% of the capital stock of Cyberworks. Cyberworks will be operated as a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a purchase.

Tribal-State Compact

    In August 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"). This compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

    The Barona Compact was signed by Governor Pete Wilson and Barona Chairman Clifford LaChappa on August 12, 1998 and, thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior ("the Secretary"). The Secretary has forty-five (45) days to either approve or reject the terms of the Barona Compact. If approved by the Secretary, the effective date of the Barona Compact will be the date of publication by the Secretary in the Federal Register. A similar compact with the Pala Tribe was approved in April 1998.

    The initial term of the Barona Compact will terminate on January 1, 2009. The Barona Tribe has been given the option to renew the Barona Compact for two additional five (5) year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the Barona Compact on five or more occasions.

    Rather than the electronic machines currently in play at the Barona Casino, the Barona Compact permits the following two varieties of Indian Lottery Games:
i) Indian Video Lottery Match Game, and ii) Indian Video Lottery Scratcher Game. These games are premised on the concept that the patrons are playing against one another and not the "house", since California prohibits house banked games, whether electronic or cards. The Barona Tribe is allowed to operate 1,057 machines, but has been allocated only 199 machines. The balance of machines must be licensed from other Federally recognized tribes for an annual fee of $5,000 per machine.

    The Barona Tribe will be permitted to operate its existing 1,057 electronic gaming devices for up to six months after the Barona Compact has been signed if the Indian Lottery Games are not commercially available to the tribes. At the present time, there are no such Indian Lottery devices available to any compacted Indian Tribe in California. The device is not similar in functional capability to any existing electronic gaming device or conventional slot machine. The time limitation for conversion may be extended if the Indian Lottery devices are still not certified for operation to the tribes or are not commercially available by that time. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barone Casino, the resulting decline in revenue from Barona operations may have a material adverse impact on the fees paid to the Company under the Consulting Agreement.

     Additionally, under the Barona Compact, employees of tribal casinos must be provided California worker's compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of such facilities will have the right to require binding arbitration of player disputes. The Barona Tribe must carry public liability insurance and agree to a limited waiver of its sovereign immunity for settlement of patron injury claims.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information set forth under the captions "ELECTION OF DIRECTORS," and "TRANSACTIONS WITH MANAGEMENT AND OTHERS --Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of shareholders scheduled to be held in December 1998, is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1998.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS. The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company's expense in furnishing such exhibit.

 Exhibit
   No.                             Description

 2.1 Agreement and Plan of Reorganization by and among the Company, Cyberworks, Inc., Inland Acquisition Corporation and Richard T. Harrison dated August 25, 1998, previously filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated September 10, 1998, filed with the Commission on September 11, 1998 (File No. 0-11532) (the "September 11, 1998 Current Report"), which is hereby incorporated herein by reference.

 2.2 Agreement of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

 2.3 Articles of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.03 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

 3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532) (the "Fiscal 1995 Annual Report"), which is hereby incorporated herein by reference.

 3.2 Articles of Amendment of the Company, previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1997, filed with the Commission on February 13, 1998 (File No. O-1152), which is hereby incorporated herein by reference.

 3.3 Amended and Restated By-laws of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1996, filed with the Commission on May 17, 1996 (File No. 0-11532) (the "March 1996 Quarterly Report"), which is hereby incorporated herein by reference.

MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

10.1 1994 Stock Option Plan of Inland Casino Corporation, a Delaware corporation, previously filed as Exhibit 10.2 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.

10.2 The Company's 1995 Stock Option Plan, as amended, previously filed as Appendix A to the Company's Proxy Statement dated October 28, 1997 filed with the Commission on October 28, 1997 (File No. 0-11532), which is hereby incorporated herein by reference.

10.3        The Company's 1996 Non-employee Directors Stock Option Plan.

10.4 Settlement and Release Agreement dated as of February 10, 1998, by and between the Company and Duane Eberlein, previously filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998 (File No. 0-11532) (the "March 1998 Quarterly Report"), which is hereby incorporated herein by reference.

10.5 Settlement and Release Agreement dated as of March 6, 1998, by and between the Company and Arthur Pfizenmayer, previously filed as
            Exhibit 10.2 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.6 Stock Purchase and Settlement and Release Agreement by and between the Company and Jack R. Smith dated February 23, 1996, previously filed as Exhibit 10.1 to the March 1996 Quarterly Report, which is hereby incorporated herein by reference.

10.7 Consulting Agreement dated as of February 13, 1998, by and between the Company and Torrey Pines Consultants Inc., previously filed as
            Exhibit 10.3 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.8 First Amendment to Consulting Agreement dated as of May 30, 1998, by and between the Company and Torrey Pines Consultants Inc.

10.9 Employment Agreement by and among the Company, Cyberworks, Inc. and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.01 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

10.10 Noncompetition Agreement by and among the Company, Cyberworks, Inc. and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

OTHER MATERIAL CONTRACTS

10.11 Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), dated as of April 29, 1996, previously filed as
            Exhibit 10.7 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on October 5, 1996 (File No. 0-11532) (the "Fiscal 1996 Annual Report"), which is hereby incorporated herein by reference.

10.12 Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.13 Amended and Restated Gaming Machine Location Agreement by and between SSK Game Enterprises and the Company, dated December 1, 1995, previously filed as Exhibit 10.16 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.14 Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the Company, dated December 1, 1995, previously filed as
            Exhibit 10.17 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.15 Amended and Restated Gaming Machine Location Agreement between American Heritage Amusement Corporation and the Company, dated December 1, 1995, previously filed as Exhibit 10.18 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.16 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current Report"), which is hereby incorporated herein by reference.

10.17 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit
            2.2 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

10.18 Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as
            Exhibit 2.3 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

10.19 Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.20 Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000.

10.21 Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.22 Promissory Note dated September 15, 1998 in favor of Alan Henry Woods in the principal amount of $1,000,000.

10.23 Talent Agreement dated October 30, 1995 by and between Kenny Rogers Productions and the Company, previously filed as Exhibit 10.25 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.24 Settlement Agreement dated January 3, 1997 by and between the Company and the National Indian Gaming Commission, previously filed as Exhibit 99 to the Company's Current Report on Form 8-K dated January 7, 1997, filed with the Commission on January 7, 1997 (File No. 0.11532), which is hereby incorporated herein by reference.

10.25 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997, filed with the Commission on November 13, 1997 (File No. O-11532), which is hereby incorporated herein by reference.

10.26 Software Support and Supply Agreement dated as of March 13, 1998, by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited, previously filed as Exhibit 10.5 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.27 Appointment of Marketing Representative dated as of March 13, 1998, by and between Worldwide Media Holdings N.V., Intertainet Overseas Licensing Limited, Cyberluck Curacao N.V. and Berdenac Holdings N.V., previously filed as Exhibit 10.6 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

27.1        Financial Data Schedule.

27.2 Financial Data Schedule for the Quarterly Period ended September 30, 1997 - Restated.

27.3        Financial Data Schedule for Fiscal 1997 - Restated.


    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INLAND ENTERTAINMENT CORPORATION,
                                   a Utah corporation

Dated: September 28, 1998      By   /s/  L. DONALD SPEER, II
                                  ----------------------------------------------
                                  L. Donald Speer, II
                                  Chairman of the Board and Chief Executive
                                  Officer, President and Chief Operating Officer (Principal Executive Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/   L. DONALD SPEER, II                                         September 28, 1998
--------------------------------------------------
L. Donald Speer, II,
Chairman of the Board and Chief Executive Officer,
President and Chief Operating Officer
and a Director (Principal Executive Officer)

/s/   RICHARD T. HARRISON                                         September 28, 1998
--------------------------------------------------
Richard T. Harrison
President and  Chief Operating Officer of Cyberworks, Inc.
and a Director

/s/   ANDREW B. LAUB                                              September 28, 1998
--------------------------------------------------
Andrew B. Laub
Executive Vice President, Chief Financial Officer,
Treasurer and a Director
(Principal Financial and Accounting Officer)

/s/   G. FRITZ OPEL                                               September 28, 1998
--------------------------------------------------
G. Fritz Opel
Executive Vice President, Marketing and
Consulting Services and a Director

/s/   THOMAS G. HOLMES                                            September 28, 1998
--------------------------------------------------
Thomas G. Holmes
Vice President of Technology
and a Director

/s/   JANA MCKEAG                                                 September 28, 1998
--------------------------------------------------
Jana McKeag
Vice President, Governmental Relations
and a Director

/s/   CHARLES REIBEL                                              September 28, 1998
--------------------------------------------------
Charles Reibel
Director

/s/   CORNELIUS E. SMYTH                                          September 28, 1998
--------------------------------------------------
Cornelius E. ("Neil") Smyth
Director

                                INDEX TO EXHIBITS
 Exhibit
   No.                             Description

2.1 Agreement and Plan of Reorganization by and among the Company, Cyberworks, Inc., Inland Acquisition Corporation and Richard T. Harrison dated August 25, 1998, previously filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated September 10, 1998, filed with the Commission on September 11, 1998 (File No. 0-11532) (the "September 11, 1998 Current Report"), which is hereby incorporated herein by reference.

2.2 Agreement of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

 2.3 Articles of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.03 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

3.1 Amended and Restated Articles of Incorporation of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532) (the "Fiscal 1995 Annual Report"), which is hereby incorporated herein by reference.

3.2 Articles of Amendment of the Company, previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1997, filed with the Commission on February 13, 1998 (File No. O-1152), which is hereby incorporated herein by reference.

3.3 Amended and Restated By-laws of the Company (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1996, filed with the Commission on May 17, 1996 (File No. 0-11532) (the "March 1996 Quarterly Report"), which is hereby incorporated herein by reference.

MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR ARRANGEMENTS

10.1 1994 Stock Option Plan of Inland Casino Corporation, a Delaware corporation, previously filed as Exhibit 10.2 to the Fiscal 1995 Annual Report, which is hereby incorporated herein by reference.

10.2 The Company's 1995 Stock Option Plan, as amended, previously filed as Appendix A to the Company's Proxy Statement dated October 28, 1997 filed with the Commission on October 28, 1997 (File No. 0-11532), which is hereby incorporated herein by reference.

10.3        The Company's 1996 Non-employee Directors Stock Option Plan.

10.4 Settlement and Release Agreement dated as of February 10, 1998, by and between the Company and Duane Eberlein, previously filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998 (File No. 0-11532) (the "March 1998 Quarterly Report"), which is hereby incorporated herein by reference.

10.5 Settlement and Release Agreement dated as of March 6, 1998, by and between the Company and Arthur Pfizenmayer, previously filed as
            Exhibit 10.2 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.6 Stock Purchase and Settlement and Release Agreement by and between the Company and Jack R. Smith dated February 23, 1996, previously filed as Exhibit 10.1 to the March 1996 Quarterly Report, which is hereby incorporated herein by reference.

10.7 Consulting Agreement dated as of February 13, 1998, by and between the Company and Torrey Pines Consultants Inc., previously filed as
            Exhibit 10.3 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.8 First Amendment to Consulting Agreement dated as of May 30, 1998, by and between the Company and Torrey Pines Consultants Inc.

10.9 Employment Agreement by and among the Company, Cyberworks, Inc. and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.01 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

10.10 Noncompetition Agreement by and among the Company, Cyberworks, Inc. and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

OTHER MATERIAL CONTRACTS

10.11 Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), dated as of April 29, 1996, previously filed as
            Exhibit 10.7 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on October 5, 1996 (File No. 0-11532) (the "Fiscal 1996 Annual Report"), which is hereby incorporated herein by reference.

10.12 Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.13 Amended and Restated Gaming Machine Location Agreement by and between SSK Game Enterprises and the Company, dated December 1, 1995, previously filed as Exhibit 10.16 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.14 Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the Company, dated December 1, 1995, previously filed as
            Exhibit 10.17 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.15 Amended and Restated Gaming Machine Location Agreement between American Heritage Amusement Corporation and the Company, dated December 1, 1995, previously filed as Exhibit 10.18 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.16 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current Report"), which is hereby incorporated herein by reference.

10.17 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit
            2.2 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

10.18 Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as
            Exhibit 2.3 to the October 1, 1996 Current Report, which is hereby incorporated herein by reference.

10.19 Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.20 Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000.

10.21 Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.22 Promissory Note dated September 15, 1998 in favor of Alan Henry Woods in the principal amount of $1,000,000.

10.23 Talent Agreement dated October 30, 1995 by and between Kenny Rogers Productions and the Company, previously filed as Exhibit 10.25 to the Fiscal 1996 Annual Report, which is hereby incorporated herein by reference.

10.24 Settlement Agreement dated January 3, 1997 by and between the Company and the National Indian

            Gaming Commission, previously filed as Exhibit 99 to the Company's Current Report on Form 8-K dated January 7, 1997, filed with the Commission on January 7, 1997 (File No. 0.11532), which is hereby incorporated herein by reference.

10.25 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1997, filed with the Commission on November 13, 1997 (File No. O-11532), which is hereby incorporated herein by reference.

10.26 Software Support and Supply Agreement dated as of March 13, 1998, by and between Worldwide Media Holdings N.V. and Intertainet Overseas Licensing Limited, previously filed as Exhibit 10.5 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

10.27 Appointment of Marketing Representative dated as of March 13, 1998, by and between Worldwide Media Holdings N.V., Intertainet Overseas Licensing Limited, Cyberluck Curacao N.V. and Berdenac Holdings N.V., previously filed as Exhibit 10.6 to the March 1998 Quarterly Report, which is hereby incorporated herein by reference.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

27.1        Financial Data Schedule.

27.2 Financial Data Schedule for the Quarterly Period ended September 30, 1997 - Restated.

27.3        Financial Data Schedule for Fiscal 1997 - Restated.