Form 10QSB
period 1998-09-30
INLAND ENTERTAINMENT CORP
filed 1998-11-16
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 1998


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

                    Issuer's telephone number: (619) 716-2100

                             Not Applicable
                             --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 6, 1998, 4,704,186 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]



================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets -
             June 30, 1998 and September 30, 1998 .............           3

             Consolidated Statements of Operations -
             Three months ended September 30, 1998 and 1997 ...           4

             Consolidated Statements of Cash Flows -
             Three months ended September 30, 1998 and 1997 ...           5

             Notes to Interim Consolidated Financial Statements           6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION .........................          10

PART II.  OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......          16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................          17

SIGNATURES ....................................................          18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                        INLAND ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JUNE 30, 1997

                                                                  September 30, 1998        June 30, 1998
                                                                     (Unaudited)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................          $ 10,234,264           $  9,205,502
  Short term investments ..................................                    --              1,876,667
  Accounts receivable .....................................               328,493                 51,644
  Prepaid expenses and other current assets ...............               193,042                150,024
                                                                     ------------           ------------
          Total current assets ............................            10,755,799             11,283,837

NONCURRENT ASSETS:
  Restricted cash and other investments ...................             2,115,320              2,115,320
  Employee and other receivables due after one year .......               471,559                478,756
  Property, plant and equipment, net ......................             1,141,457              1,023,620
  Deferred contract costs, net ............................             3,687,799              3,855,427
  Deferred taxes ..........................................               127,982                127,982
  Goodwill, net of amortization ...........................             3,630,568                     --
  Deposits and other assets ...............................               379,713                388,613
                                                                     ------------           ------------
          Total noncurrent assets .........................            11,554,398              7,989,718
                                                                     ------------           ------------

          Total assets ....................................          $ 22,310,197           $ 19,273,555
                                                                     ============           ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino .....          $  2,565,078           $  2,596,930
  Current portion of long-term debt .......................               400,000                400,000
  Deferred revenues .......................................                96,988                     --
  Accounts payable and accrued expenses ...................             1,113,094              1,150,380
  Income taxes payable ....................................                    --                228,344
                                                                     ------------           ------------
          Total current liabilities .......................             4,175,160              4,375,654

LONG-TERM DEBT, LESS CURRENT PORTION ......................             8,300,000              8,300,000
                                                                     ------------           ------------

          Total liabilities ...............................            12,475,160             12,675,654

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000
   shares authorized and 4,699,186 shares outstanding .....                 4,699                  3,924

  Additional paid in capital ..............................             3,131,725                     --
  Retained earnings .......................................             6,773,613              6,683,977
  Deferred compensation ...................................               (75,000)               (90,000)
                                                                     ------------           ------------
          Total shareholders' equity ......................             9,835,037              6,597,901
                                                                     ------------           ------------

          Total liabilities and shareholders' equity ......          $ 22,310,197           $ 19,273,555
                                                                     ============           ============

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                         1998                  1997
                                                      -----------           -----------
REVENUE
     Indian Gaming Consulting ..............          $ 3,097,099           $ 3,932,000
     Other .................................              232,662
                                                      -----------           -----------
                                                        3,329,761             3,932,000
                                                      -----------           -----------

OPERATING EXPENSES:
     General and administrative expenses ...            3,030,075             1,962,297
     Amortization of deferred contract costs              167,628               872,868
                                                      -----------           -----------
                                                        3,197,703             2,835,165
                                                      -----------           -----------

Operating profit ...........................              132,058             1,096,835

Other income and (expense):
     Interest income .......................              170,411               146,307
     Interest expense ......................             (145,833)             (102,319)
                                                      -----------           -----------
                                                           24,578                43,988
                                                      -----------           -----------
Income before income taxes .................              156,636             1,140,823

Income tax provision .......................               67,000               509,000
                                                      -----------           -----------

Net income .................................          $    89,636           $   631,823
                                                      ===========           ===========

Earnings per share - basic .................          $      0.02           $      0.16
                                                      ===========           ===========
Earnings per share - diluted ...............          $      0.02           $      0.15
                                                      ===========           ===========

Shares used in the computation of  income
    per share - basic ......................            4,217,045             3,854,548
                                                      ===========           ===========
Shares used in the computation of  income
    per share - diluted ....................            5,036,045             4,107,794
                                                      ===========           ===========

                        INLAND ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                             1998                   1997
                                                                         ------------           ------------
Net cash generated by (used in) operating activities:
     Net income ...............................................          $     89,636           $    631,823
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization .........................               265,792                891,667
        Deferred taxes ........................................                                      106,000
        Compensation for granting of non-employee stock options                15,000
        Changes in operating assets and liabilities ...........              (537,737)               225,814
                                                                         ------------           ------------
Net cash provided by (used in) operating activities ...........              (167,309)             1,856,304
                                                                         ------------           ------------

 Cash flows provided by (used) in investing activities:
     Purchase of Cyberworks, Inc. .............................              (671,513)
     Maturity of short-term investments .......................             1,876,667
     Purchase of furniture and equipment ......................              (103,780)              (259,598)
     Deferred contract costs ..................................                                     (114,678)
                                                                         ------------           ------------
Net cash provided by (used in) investing activities ...........             1,101,374               (374,276)
                                                                         ------------           ------------

Cash flows provided by (used in) financing activities:
    Payment of notes payable ..................................                                     (620,054)
    Loans to employees ........................................                 7,197                (83,000)
    Proceeds from exercise of stock options ...................                87,500
                                                                         ------------           ------------
Net cash provided by (used in) financing activities ...........                94,697               (703,054)
                                                                         ------------           ------------

Increase in cash ..............................................             1,028,762                778,974
Cash, beginning of period .....................................             9,205,502              8,004,078
                                                                         ------------           ------------
Cash, end of period ...........................................          $ 10,234,264           $  8,783,052
                                                                         ============           ============

Supplemental disclosures of cash flow information:

    Interest expense paid .....................................          $    532,655           $    375,624
                                                                         ============           ============
    Income taxes paid .........................................          $    300,000           $    184,000
                                                                         ============           ============

Non-cash investing and financing activities:

    Acquisition of Cyberworks, Inc. ...........................
       Fair value of tangible assets ..........................          $    244,226
       Goodwill ...............................................             3,661,077
       Liabilities assumed ....................................              (188,790)
       Stock issued (750,000 shares) ..........................            (3,045,000)
                                                                         ------------
       Cash paid ..............................................          $    671,513
                                                                         ============

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION. The accompanying interim unaudited consolidated financial statements have been prepared by Inland Entertainment Corporation, a Utah corporation (the "Company" or "Inland"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and the Current Report on Form 8-K dated September 10, 1998. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2. BARONA CONSULTING AGREEMENT. The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company provides consulting services in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). During February 1998, the Company and the Barona Tribe executed Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") which extended the term for providing consulting services by an additional 60 months. Unless otherwise stated herein, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to herein as the "Barona Consulting Agreement." The Barona Consulting Agreement expires in March 2004.

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement (a predecessor agreement to the Amended and Restated Consulting Agreement) to the National Indian Gaming Commission (the "NIGC"). In May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required. The NIGC conducted an investigation of the past relationship between the Barona Tribe and the Company that resulted in a January 1997 settlement agreement.

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

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

material adverse effect on the business and financial condition of the Company. The Company is in the process of submitting the Modification to the NIGC.

3. TRIBAL-STATE COMPACT. In August 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"). Management believes this Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

The Barona Compact was signed by Governor Pete Wilson and the Chairman of the Barona Tribe, Clifford LaChappa, on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California has requested that the Barona Compact not become effective until sometime in 1999.

The initial term of the Barona Compact will terminate on January 1, 2009. The Barona Tribe has the option to renew the Barona Compact for two additional five
(5) year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the Barona Compact on five or more occasions.

In contrast to the electronic gaming machines currently in play at the Barona Casino, the Barona Compact permits the following two Indian Lottery Games: (i) Indian Video Lottery Match Game and (ii) Indian Video Lottery Scratcher Game. These games are based upon the concept that casino patrons are playing against one another and not the "house", since California prohibits house-banked games of any kind. The Barona Tribe is allowed to operate 1,057 machines, but, similar to other tribes, has been allocated only 199 machines. To achieve the maximum number of gaming machines permissible, the balance of the machines must be licensed by the Barona Tribe from other Federally-recognized tribes in California for an annual fee of $5,000 per machine.

The Barona Tribe will be permitted to operate its existing 1,057 electronic gaming devices for up to six months after the Barona Compact has been signed if the Indian Lottery Games are not commercially available to the tribes. At the present time, there are a limited number of prototype Indian Lottery devices being tested at two Indian gaming facilities in Northern California. The time limitation for conversion may be extended if the Indian Lottery devices are still not certified for operation to the tribes or are not commercially available by that time. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from operations at the Barona Casino may have a material adverse impact on the fees paid to the Company under the Consulting Agreement.

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

4. ACQUISITION. On August 27, 1998, the Company acquired all of the outstanding shares of Cyberworks Inc., a California corporation ("Cyberworks"), an Internet marketing and web site developer. Under the terms of the agreement, the Company exchanged 750,000 shares of its common stock and $500,000 in cash for 100% of the capital stock of Cyberworks. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

been included in the accompanying financial statements for the period August 27, 1998 to September 30, 1998.

The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") of $3,630,058 will be amortized on a straight-line basis over 10 years. Amortization expense of $30,509 has been recorded as of September 30, 1998. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and will expense all or any portion of unamortized goodwill determined necessary for fair statement.

The following unaudited pro forma consolidated results of operations assume that the purchase occurred on July 1, 1997:

                                                QUARTER ENDED SEPTEMBER 30,
                                                  1998                    1997
                                             -------------           -------------
Revenues ..........................          $   3,472,000           $   4,139,000
Net Income (Loss) .................          $     (10,000)          $     585,000
Basic Net Income (Loss) per share .          $        0.00           $        0.13
Diluted Net Income (Loss) per share          $        0.00           $        0.12


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

Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of its corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

6. NET INCOME PER SHARE. Below is the reconciliation of the components of the calculation of basic and diluted earnings per share for the past two quarters indicated:

                                                         FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          1998                1997
                                                       ----------          ----------
Net income available to common shareholders .          $   89,636          $  631,823
                                                       ==========          ==========
Weighted average shares outstanding-- Basic .           4,217,045           3,854,548
Effect of stock options .....................             819,000             253,246
                                                       ----------          ----------
Weighted average shares outstanding-- Diluted           5,036,045           4,107,794
                                                       ==========          ==========

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

    Options to purchase 365,000 shares of common stock at prices ranging from $4.00 to $4.13 a share were outstanding during the first quarter of Fiscal 1999. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through April 2008 were still outstanding at September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Inland Entertainment Corporation (the "Company" or "Inland") provides services for gaming operations under consulting agreements with Native American Tribes. The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of Modification #1 (the "Modification") to the Amended and Restated Consulting Agreement (as amended by the Modification, the "Barona Consulting Agreement" or the "Consulting Agreement") which was executed in February 1998. The Modification, among other things, extended the terms of the Amended and Restated Consulting Agreement for an additional 60 months. The Company provided certain personnel, at its expense, to facilitate the activities at the Barona Casino, and it entered into agreements such as leases or other contracts for the benefit of the Barona Casino in which the Company was the obligor (e.g., leases for gaming equipment, the Big Top lease, etc.).

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

In August 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"). The Barona Compact was signed by Governor Pete Wilson and the Chairman of the Barona Tribe, Clifford LaChappa, on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California has requested that the Barona Compact not become effective until sometime in 1999. Management believes this Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH provides consulting services related to Internet casinos including the development of casino-style games and marketing and promoting of Internet casinos through web-site development, Internet advertising and conventional advertising. Currently, WMH is providing consulting and marketing services to the following international Internet casinos: "Casino Australia," the "Kenny Rogers Casino" and "The Good Luck Club." WMH does not operate any of these casinos and none of the casinos accept wagers from the United States or its territories. WMH earns marketing fees to promote and market such casinos based on a percentage of the net profits of the on-line casinos.

In August 1998, the Company purchased Cyberworks, Inc., a California corporation ("Cyberworks"), a web site developer and on-line marketing company with existing clients in gaming and non-gaming industries to further the Company's strategic growth into the on-line marketplace. Cyberworks was acquired for an aggregate purchase price, excluding acquisition costs, of $3,560,000 consisting of $500,000 cash and 750,000 shares of the Company's common stock, $.001 par value per share. The acquisition was accounted for as a purchase and is being operated as a wholly-owned subsidiary of the Company. There is only approximately one month of Cyberworks' operating results in the Company's current quarter ending September 30, 1998; however, management expects Cyberworks will have a more material impact on the

Company's future financial statements. Accordingly, current and future financial statement may not be directly comparable to the Company's historical financial statements. (See Notes to Interim Consolidated Financial Statements, Note 4. Acquisition.)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998. REVENUE. Revenue decreased 15.3% from $3,932,000 for the three months ended September 30, 1997 to $3,329,761 for the three months ended September 30, 1998, primarily due to lower consulting fees earned from the Barona Casino. Despite revenue and operating income growth at the Barona Casino, the consulting fees were lower in part as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at their facility. In the three months ended September 30, 1998, the Company had two other sources of revenue, (i) $163,108 was earned by Cyberworks from web site development and on-line marketing for approximately one month, and (ii) $69,555 was earned by WMH for marketing and consulting related to on-line and Internet gaming. The Company's revenue for the three months ended September 30, 1997 was predominately from fees earned from Indian Gaming consulting.

OPERATING EXPENSES. General and administrative expenses increased 54.4% from $1,962,297 for the three months ended September 30, 1997 to $3,030,075 for the three months ended September 30, 1998, resulting primarily from increases in (i) start up costs, advertising, promotion and customer support of the on-line casinos; (ii) professional services related to the development of WMH's businesses; (iii) compensation due to increase in number of employees primarily from the acquisition of Cyberworks which was partially offset by decreases in Inland's compensation expense; (iv) facilities costs; and (v) various utilities, phone, and Internet connection fees.

Amortization of deferred contract costs decreased 80.8% from approximately $873,000 for the three months ended September 30, 1997 to approximately $168,000 for the three months ended September 30, 1998. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months. Therefore, the deferred contract costs amortization period has been increased by an additional 60 months.

OTHER INCOME AND EXPENSE. For the three months ended September 30, 1998, interest income was approximately $170,000 compared to approximately $146,000 for the three months ended September 30, 1997. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $102,000 for the three months ended September 30, 1997 to approximately $146,000 for the three months ended September 30, 1998, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock.

INCOME TAX PROVISION. The income tax provision decreased 86.8% from $509,000 for the three months ended September 30, 1997 to $67,000 for the three months ended September 30, 1998, based on decreased operating profit in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity at September 30, 1998 consisted of unrestricted cash of $10,234,264, future revenues generated from operations and advances of future fees under the Consulting Agreement with the Barona Tribe. The Company finances its operations through cash provided by its operations and advances of future fees, all (in the case of future fees) or substantially all (in the case of cash provided by operations) derived from agreements with the Barona Tribe. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the three months ended September 30, 1998, the Company's cash position increased approximately $1,029,000 from the June 30, 1998 balance of approximately $9,206,000, to $10,234,000 at September 30, 1998. The increase was provided by net cash generated by investing activities of approximately $1,101,000 during the period, reduced by cash flows used in operating activities of approximately $167,000 and financing activities of approximately $95,000. Cash flows used in operating activities include: (i) increases in accounts receivable of approximately $116,000 primarily due to Cyberworks' billings in September 1998 for services performed; (ii) decreases in income tax payable of approximately $228,000 due to the reduction in income tax provision as a result of decreased operating profit in the current quarter; and (iii) decreases in accounts payable and accrued expenses of approximately $202,000.

Cash flows provided by operating activities include: (i) an increase in deferred revenues of approximately $73,000 which represents payments received for future services such as maintenance contracts or down payments for design and development work attributable to Cyberworks; and (ii) a decrease in amortization of net deferred contract costs of approximately $168,000 which decreased net deferred contract costs from approximately $3,855,000 at June 30, 1998 to approximately $3,688,000 at September 30, 1998.

Cash flows provided by investing activities of approximately $1,877,000 resulted from short-term investments maturing during the three months ended September 30, 1998. These investments were comprised of Euro-dollar time deposits, commercial paper, and banker's acceptances with original maturities greater than three months. The Company currently has similar investments with no maturities greater than three months as of September 30, 1998 and, therefore, are classified as cash and cash equivalents in the financial statements.

Cash flows used by investing activities include: (i) net investments in fixed assets of approximately $104,000, consisting primarily of computer equipment, software and a telephone system to support the WMH business; and (ii) a $500,000 cash payment and $171,513 in acquisition related expense payments for the purchase of Cyberworks. (See Notes to Interim Consolidated Financial Statements,
Note 4.  Acquisition.)

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

In addition to the $1,518,000 pledged as collateral for loans noted above and the Company's net investment of $464,000 in revenue bonds noted above, restricted cash and other investments of approximately $2,115,000 includes an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor. (See Notes to Interim Consolidated Financial Statements, Note 5. Restricted cash and other investments.)

WMH has entered into a long-term contract that obligates it to purchase $120,000 a year for marketing services related to the promotion of on-line casinos. The Company has entered into or is in the process of entering into other miscellaneous short-term contracts for consulting services with commitments to vendors totaling approximately $293,000 as of September 30, 1998.

At September 30, 1998, outstanding advances of future fees from the Barona Casino totaled $2,565,078.

Advances do not bear interest and are due on demand. Debt at September 30, 1998 included $1,200,000 due to the Barona Tribe related to the NIGC Settlement Obligation of which $400,000 is currently payable.

The Barona Casino is currently in the initial stages of a large expansion project for which the Company has agreed to provide approximately half of the costs incurred, on an unsecured basis, until financing is obtained by the Barona Tribe. Based upon current information, the Company's commitment is estimated to be approximately $3 million, and is expected to all be incurred and re-paid during this fiscal year ending June 30, 1999.

SUBSEQUENT EVENTS

In October 1998 the Company made a $500,000 contribution to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (otherwise referred to in California and herein as "Proposition 5" or the "Initiative") on the November 1998 California General Election ballot. The Initiative was proposed by several Indian Nations in California, together with support from certain California State Legislators. Under Proposition 5, the Governor is authorized to execute a gaming compact containing the terms prescribed therein. However, unlike the Barona Compact, the Initiative does not limit the number of gaming machines state-wide or per tribe. Proposition 5 was approved by the California electorate on November 3, 1998; however, at this time, it is undeterminable what effect, if any, such approval will have on existing tribal-state compacts. In addition to the above referenced contribution, in October and November 1998 the Company made approximately $300,000 in additional political contributions relating to the November 1998 election.

FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this Item 2, and in the Notes to the Interim Consolidated Financial Statements are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

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

    - THE BARONA CONSULTING AGREEMENT

    Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Consolidated Financial Statements, Note 2. -- Barona Consulting Agreement.)

    - UNCERTAINTIES CONCERNING INTERNET GAMING

    Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's business venture to market world-wide Internet gaming. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place. The Company is competing with other entities, some of which have been in the market longer than the Company. In addition, certain current competitors and potential future competitors have, or may have greater resources than the Company to devote further technologies and new product developments to the development of Internet gaming. There can be no assurance that existing or future competitors will not develop or offer technologies that provide significant economic, technological, creative or strategic advantages over those offered by the Company. The Company's future success in the Internet gaming field is dependent on the evolving regulatory and competitive environment. There is no assurance that the Company's present and contemplated services provided to "Internet gaming casinos" will achieve or maintain sufficient commercial acceptance, or if they do, that regulatory developments will not diminish the full economic potential of such virtual gaming sites.

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

    - YEAR 2000 READINESS DISCLOSURE

    Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000 issue"). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industries in which the Company and its subsidiaries operate. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

    The Company and its subsidiaries are in the process of evaluating the full scope and related costs to insure that their systems continue to meet their internal needs and those of their customers. The Company is addressing the following business areas: (i) internal financial and administrative systems,
    (ii) Cyberworks web-site development business, (iii) the impact to their most significant customer, the Barona Casino; and (iv) the impact to WMH's on-line gaming computer software vendor.

    The critical systems and related software used in the Cyberworks business as well as Inland's internal financial and administrative systems are Year 2000 compliant or are not adversely impacted by the Year 2000 issue. However, the Company will continue to evaluate all system upgrades, new hardware and software purchases through the Year 2000.

The Barona Casino has formed a committee to address the Year 2000 issue. It has a strategy which includes an analysis phase, project plan, testing phase, implementation phase (if necessary) and a risk contingency plan. The Company plans to review their strategic plan and make formal inquiries as to their progress during the second quarter of Fiscal 1999. Their anticipated findings related to Year 2000 compliance are not known at this time.

The on-line gaming casinos marketed and promoted by WMH are dependent on the computer software supplier. The software supplier provides both the gaming casino software as well as the electronic commerce system that handles all wagers. The Company is in the process of requesting Year 2000 compliance and contingency plan information on this supplier as well as other major suppliers and customers of the Company and it's subsidiaries to assess the potential risks of non-compliance and the resulting impact on the Company. This process will continue throughout 1999. However, the Company will not be able to independently verify that such external suppliers and customers are, in fact, Year 2000 compliant.

The Company's plan to evaluate the status of suppliers' and customers' efforts is a means of managing risk but cannot eliminate the potential for disruption due to third party failure. If it is determined that any of the Company's or its subsidiaries' vendors, major suppliers, customers or other parties with which the Company or its subsidiaries conduct business, has an issue with Year 2000 compliance, the Company will pursue alternative business relationships (with the exception of the Barona Casino) to minimize the impact, if any, that such a relationship(s), will have on the Company and its subsidiaries' operations. If it is determined that the Barona Casino has as issue with Year 2000 compliance, the Company would actively support their efforts to gain compliance in a timely manner to mitigate system failures causing disruptions in their operations. The cost or the likelihood of this event occurring is not known at this time.

Costs for Year 2000 compliance evaluation will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations; (b) services, products and technologies sold to third parties; and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SHARES OF UNREGISTERED SECURITIES

    During the first quarter of the fiscal year ending June 30, 1999, the Company acquired 100% of the outstanding equity of Cyberworks, Inc., a California corporation ("Cyberworks"). Cyberworks is an interactive marketing and design company whose principal business is marketing and developing internet and intranet websites.

    Pursuant to an Agreement and Plan of Reorganization dated August 25, 1998, by and among the Company, Inland Acquisition Corporation ("Acquisition Corp."), Cyberworks and Richard T. Harrison, the sole shareholder of Cyberworks (the "Reorganization Agreement"), on August 27, 1998 (the "Effective Date") Acquisition Corp., a wholly-owned subsidiary of the Company formed to effect the merger, was merged with and into Cyberworks, with Cyberworks being the surviving corporation and becoming a wholly-owned subsidiary of the Company (the "Merger Transaction").

    On the Effective Date and pursuant to the Merger Transaction, the Company acquired 100% of the outstanding shares of Cyberworks in connection with the conversion of each share of Cyberworks common stock into the right to receive seven hundred fifty (750) shares of Inland common stock together with five hundred dollars cash ($500.00). Richard T. Harrison, as the sole shareholder of Cyberworks, received 750,000 shares of newly-issued Inland common stock, $.001 par value per share, and $500,000 in cash. For purposes of the Merger Transaction, the fair market value of a share of Inland common stock was determined to be $4.08 per share, this price being established pursuant to a formula set forth in the Reorganization Agreement. Inland used its general working capital to fund the cash portion of merger consideration. The Merger Transaction is being accounted for as a "purchase" transaction.

    On the Effective Date, Richard T. Harrison, the former President and Chief Executive Officer of Cyberworks, was appointed a director of Inland. In addition, on the Effective Date, Mr. Harrison entered into an Employment Agreement and Noncompetition Agreement with the Company and Cyberworks relating to Mr. Harrison's service as President and Chief Operating Officer of Cyberworks following the Merger Transaction.

    The above-referenced shares of Inland Common Stock were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

    EXHIBIT
      NO.                                 DESCRIPTION
      ---                                 -----------
      2.1            Agreement and Plan of Reorganization by and among the
                     Company, Inland Acquisition Corporation, Cyberworks, Inc.,
                     and Richard T. Harrison dated August 25, 1998, previously
                     filed as Exhibit 2.01 to the Company's Current Report on
                     Form 8-K dated September 10, 1998, filed with the
                     Commission on September 11, 1998 (File No. 0-11532) (the
                     "September 11, 1998 Current Report"), which is hereby
                     incorporated herein by reference.

      2.2 Agreement of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed with the Commission as Exhibit 2.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

      2.3 Articles of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed with the Commission as Exhibit 2.03 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.1            Employment Agreement by and among Inland Entertainment
                     Corporation, Cyberworks, Inc. and Richard T. Harrison dated
                     August 27, 1998, previously filed with the Commission as
                     Exhibit 99.01 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.2            Noncompetition Agreement by and among Inland Entertainment
                     Corporation, Cyberworks, Inc. and Richard T. Harrison dated
                     August 27, 1998, previously filed with the Commission as
                     Exhibit 99.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.3 Standard Industrial Growth Lease dated April 23, 1997 by and between Sorrento Business Complex, a Limited
                     Partnership and Cyberworks, a California Corporation.

       27            Financial Data Schedule.

  (b) Reports on Form 8-K. During the Company's first quarter ended September 30, 1998, the Company filed one Current Report on Form 8-K dated September 10, 1998 with the Commission on September 11, 1998, reporting under "Item 5. Other Events" (a) the acquisition of Cyberworks, Inc., a California corporation, on August 27, 1998 and (b) the signing of the Barona Compact between the Barona Tribe and the State of California.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND ENTERTAINMENT CORPORATION,
                                            a Utah Corporation



Date:         November 13, 1998             By:  /S/ ANDREW B. LAUB
                                               ---------------------------------
                                            Andrew B. Laub
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                 DESCRIPTION
      ---                                 -----------
      2.1            Agreement and Plan of Reorganization by and among the
                     Company, Inland Acquisition Corporation, Cyberworks, Inc.,
                     and Richard T. Harrison dated August 25, 1998, previously
                     filed as Exhibit 2.01 to the Company's Current Report on
                     Form 8-K dated September 10, 1998, filed with the
                     Commission on September 11, 1998 (File No. 0-11532) (the
                     "September 11, 1998 Current Report"), which is hereby
                     incorporated herein by reference.

      2.2 Agreement of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed with the Commission as Exhibit 2.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

      2.3 Articles of Merger by and between Cyberworks, Inc. and Inland Acquisition Corporation dated August 27, 1998, previously filed with the Commission as Exhibit 2.03 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.1            Employment Agreement by and among Inland Entertainment
                     Corporation, Cyberworks, Inc. and Richard T. Harrison dated
                     August 27, 1998, previously filed with the Commission as
                     Exhibit 99.01 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.2            Noncompetition Agreement by and among Inland Entertainment
                     Corporation, Cyberworks, Inc. and Richard T. Harrison dated
                     August 27, 1998, previously filed with the Commission as
                     Exhibit 99.02 to the September 11, 1998 Current Report, which is hereby incorporated herein by reference.

     10.3 Standard Industrial Growth Lease dated April 23, 1997 by and between Sorrento Business Complex, a Limited
                     Partnership and Cyberworks, a California Corporation.

       27            Financial Data Schedule.