Form 10QSB
period 1998-12-31
INLAND ENTERTAINMENT CORP
filed 1999-02-16
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
   (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: December 31, 1998


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 5, 1999, 4,745,286 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---



================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS



                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1998.........................       3

             Consolidated Statements of Operations -
             Three months ended December 31, 1998 and 1997...............       4
             Six months ended December 31, 1998 and 1997.................       5

             Consolidated Statements of Cash Flows -
             Six months ended December 31, 1998 and 1997.................       6

             Notes to Interim Consolidated Financial Statements..........       7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION..........................      11

PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      20
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................      20

SIGNATURES                                                                     21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                        INLAND ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998




                                                                December 31, 1998         June 30, 1998
                                                                -----------------         -------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................             $  8,670,440              $  9,205,502
  Short term investments ...........................                       --                 1,876,667
  Accounts receivable ..............................                  497,811                    51,644
  Prepaid expenses and other current assets ........                  210,010                   150,024
  Prepaid income taxes .............................                  239,276                        --
  Due from Barona Casino - expansion project .......                  966,040                        --
                                                                 ------------              ------------
          Total current assets .....................               10,583,577                11,283,837

NONCURRENT ASSETS:
  Restricted cash and other investments ............                2,115,320                 2,115,320
  Employee and other receivables due after one year                   376,076                   478,756
  Property, plant and equipment, net ...............                1,121,636                 1,023,620
  Deferred contract costs, net .....................                3,520,171                 3,855,427
  Deferred taxes ...................................                  140,982                   127,982
  Goodwill, net of amortization ....................                3,608,668                        --
  Deposits and other assets ........................                  443,658                   388,613
                                                                 ------------              ------------
          Total noncurrent assets ..................               11,326,511                 7,989,718
                                                                 ------------              ------------

          Total assets .............................             $ 21,910,088              $ 19,273,555
                                                                 ============              ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees-- Barona Casino             $  2,747,957              $  2,596,930
  Current portion of long-term debt ................                  400,000                   400,000
  Deferred revenues ................................                  101,875                        --
  Accounts payable and accrued expenses ............                1,302,742                 1,150,380
  Income taxes payable .............................                       --                   228,344
                                                                 ------------              ------------
          Total current liabilities ................                4,552,574                 4,375,654

LONG-TERM DEBT, LESS CURRENT PORTION ...............                8,300,000                 8,300,000
                                                                 ------------              ------------
          Total liabilities ........................               12,852,574                12,675,654

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized and 4,729,186 shares outstanding ....                    4,729                     3,924
  Additional paid in capital .......................                3,223,470                        --
  Retained earnings ................................                5,874,315                 6,683,977
  Deferred compensation ............................                  (45,000)                  (90,000)
                                                                 ------------              ------------
          Total shareholders' equity ...............                9,057,514                 6,597,901
                                                                 ------------              ------------

          Total liabilities and shareholders' equity             $ 21,910,088              $ 19,273,555
                                                                 ============              ============

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                  1998                    1997
                                                              -----------              -----------
REVENUE
     Indian Gaming Consulting                                 $ 3,123,000              $ 3,050,969
     Other                                                        388,579                       --
                                                              -----------              -----------
                                                                3,511,579                3,050,969
                                                              -----------              -----------

OPERATING EXPENSES:
     General and administrative expenses                        4,169,493                2,082,027
     Amortization of deferred contract costs                      167,628                  885,925
                                                              -----------              -----------
                                                                4,337,121                2,967,952
                                                              -----------              -----------

Operating profit/(loss)                                          (825,542)                  83,017

Other income and (expense):
    Interest income                                               178,744                  162,047
    Interest expense                                             (187,500)                (160,722)
                                                              -----------              -----------
                                                                   (8,756)                   1,325
                                                              -----------              -----------
Income/(loss) before income taxes                                (834,298)                  84,342

Income tax provision                                               65,000                   38,000
                                                              -----------              -----------

Net income/(loss)                                             $  (899,298)             $    46,342
                                                              ===========              ===========

Net income /(loss) per share - basic                          $     (0.19)             $      0.01
                                                              ===========              ===========
Net income /(loss) per share - diluted                        $     (0.18)             $      0.01
                                                              ===========              ===========

Shares used in the computation of  net income
    per share - basic                                           4,710,312                3,881,012
                                                              ===========              ===========
Shares used in the computation of  net income
    per share - diluted                                         5,122,104                4,636,401
                                                              ===========              ===========

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)




                                                                  1998                     1997
                                                              -----------              -----------
REVENUE
     Indian Gaming Consulting                                 $ 6,220,099              $ 6,982,969
     Other                                                        621,241                       --
                                                              -----------              -----------
                                                                6,841,340                6,982,969
                                                              -----------              -----------

OPERATING EXPENSES:
     General and administrative expenses                        7,199,568                4,044,324
     Amortization of deferred contract costs                      335,256                1,758,793
                                                              -----------              -----------
                                                                7,534,824                5,803,117
                                                              -----------              -----------

Operating profit/(loss)                                          (693,484)               1,179,852

Other income and (expense):
    Interest income                                               349,155                  308,354
    Interest expense                                             (333,333)                (263,041)
                                                              -----------              -----------
                                                                   15,822                   45,313
                                                              -----------              -----------
Income/(loss) before income taxes                                (677,662)               1,225,165

Income tax provision                                              132,000                  547,000
                                                              -----------              -----------

Net income/(loss)                                             $  (809,662)             $   678,165
                                                              ===========              ===========

Earnings/(loss) per share - basic                             $     (0.18)             $      0.18
                                                              ===========              ===========
Earnings/(loss) per share - diluted                           $     (0.16)             $      0.15
                                                              ===========              ===========

Shares used in the computation of  income
    per share - basic                                           4,463,678                3,867,780
                                                              ===========              ===========
Shares used in the computation of  income
    per share - diluted                                         4,940,515                4,438,932
                                                              ===========              ===========

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                                 1998                     1997
                                                                             -----------              -----------
Net cash generated by (used in) operating activities:
     Net income/(loss)                                                       $  (809,662)             $   678,165
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                           604,146                1,811,662
         Provision for bad debts                                                 110,000                       --
         Deferred taxes                                                          (13,000)                 192,000
         Compensation for granting of non-employee stock options                  48,000                       --
         Due from Barona Casino - expansion project                             (966,040)                      --
        Changes in operating assets and liabilities                             (664,830)                (261,104)
                                                                              ----------              -----------
Net cash provided by (used in) operating activities                           (1,691,386)               2,420,723
                                                                              ----------              -----------
 Cash flows provided by (used) in investing activities:
     Purchase of Cyberworks, Inc.                                               (741,937)                      --
     Maturity of short-term investments                                        1,876,667                       --
     Purchase of furniture and equipment                                        (162,361)                (683,596)
     Loans to employees                                                            2,294                 (132,462)
     Investments/other loans                                                       5,386                 (127,796)
     Deferred contract costs                                                          --                 (115,511)
     Acquisition of restricted cash                                                   --                 (133,000)
                                                                             -----------              -----------
     Net cash provided by (used in) investing activities                         980,049               (1,192,365)
                                                                              ----------              -----------
Cash flows provided by (used in) financing activities:
    Payment of notes payable                                                          --                 (620,054)
    Proceeds from exercise of stock options                                      176,275                  117,315
                                                                             -----------              -----------
Net cash provided by (used in) financing activities                              176,275                 (502,739)
                                                                             -----------              -----------

     Increase/(decrease) in cash                                                (535,062)                 725,619
     Cash, beginning of period                                                 9,205,502                8,004,078
                                                                             -----------              -----------
     Cash, end of period                                                     $ 8,670,440              $ 8,729,697
                                                                             ===========              ===========


Supplemental disclosures of cash flow information:
    Interest expense paid                                                    $   532,655              $   400,942
                                                                             ===========              ===========
    Income taxes paid                                                        $   606,000              $   509,000
                                                                             ===========              ===========


Non-cash investing and financing activities:
    Acquisition of Cyberworks, Inc.
       Fair value of tangible assets                                         $   244,226
       Goodwill                                                                3,731,501
       Liabilities assumed                                                      (188,790)
       Stock issued (750,000 shares)                                          (3,045,000)
                                                                             -----------
       Cash paid                                                             $   741,937
                                                                             ===========

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



1. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION. The accompanying interim unaudited consolidated financial statements have been prepared by Inland Entertainment Corporation and its subsidiaries Cyberworks, Inc. and Worldwide Media Holdings, N.V., (collectively the "Company" or "Inland"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and the Current Report on Form 8-K dated September 10, 1998. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


failure to approve the Amended and Restated Consulting Agreement (and the Modification) may have a material adverse effect on the business and financial condition of the Company. The Company is in the process of submitting the Modification to the NIGC.

3. TRIBAL-STATE COMPACT. In August 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"). Management believes this Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.


The Barona Compact was signed by the Governor of California and the Chairman of the Barona Tribe on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California has requested that the Barona Compact not become effective until sometime in 1999.

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

The Barona Tribe will be permitted to operate its existing 1,057 electronic gaming devices for up to six months after the Barona Compact has been signed if the Indian Lottery Games are not commercially available to the tribes. At the present time, there are a limited number of prototype Indian Lottery devices (machines) being tested at the Barona Casino as well as at a few other Indian gaming facilities in Northern California. The time limitation for conversion may be extended if the Indian Lottery devices are still not certified for operation to the tribes or are not commercially available by that time. There are currently plans to expand this testing at the Barona Casino in the next several months which has been agreed to by the State. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from operations at the Barona Casino may have a material adverse impact on the fees paid to the Company under the Consulting Agreement.

Additionally, under the Barona Compact, employees must be provided California worker's compensation, unemployment insurance, disability insurance and guaranteed the right to engage in collective bargaining activities. Patrons of such facilities will have the right to require binding arbitration of player disputes. The Barona Tribe must carry public liability insurance and agree to a limited waiver of its sovereign immunity for settlement of patron injury claims.

In August 1998, the California Legislature passed legislation ("AB489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



State of California and Indian tribes, including, the Barona Tribe. As a non-urgency measure, AB489 was scheduled to go into effect of January 1, 1999; however, a referendum petition to overturn AB489 qualified for the next general election ballot, anticipated to be in March 2000. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, there is a legal question as to whether the Governor's signature on the Compact between the Barona Tribe and the State of California is sufficient.

4. DUE FROM BARONA CASINO - EXPANSION PROJECT. The Barona Tribe is currently in the planning stages of an approximately $120 million expansion project which includes the acquisition of the Indian Lottery devices required by the Barona Compact. The Company is in the process of assisting the Barona Casino in obtaining third-party outside financing for the project. The Company plans to initially share in funding the start-up costs incurred with the Barona Tribe prior to obtaining outside financing. The Company expects that its commitment will be approximately $4,000,000, and has advanced, on an unsecured basis, $966,040 as of December 31, 1998. The Company and the Barona Tribe both will be reimbursed after outside funding is obtained. These costs will be accounted for as a receivable from the Barona Casino to the Company and are scheduled to be reimbursed by June 30, 1999.

5. ACQUISITION. On August 27, 1998, the Company acquired all of the outstanding shares of Cyberworks Inc., a California corporation ("Cyberworks"), an Internet marketing and web site developer. Under the terms of the agreement, the Company exchanged 750,000 shares of its common stock and $500,000 in cash for 100% of the capital stock of Cyberworks. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying financial statements for the period August 27, 1998 to December 31, 1998.

The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") will be amortized on a straight-line basis over 10 years. Goodwill net of amortization as of December 31, 1998 is $3,608,668 and amortization expense of $122,833 has been recorded as of December 31, 1998. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and will expense all or any portion of unamortized goodwill determined necessary for fair statement.

The following unaudited pro forma consolidated results of operations assume that the purchase occurred on July 1, 1997:


                                                      YEAR-TO-DATE ENDED DECEMBER 31,
                                                    1998                         1997
                                                -------------              -------------
Revenues                                        $   6,983,000              $   7,509,000
Net Income (Loss)                               $  (1,023,000)             $     509,000
Basic Net Income (Loss) per share               $       (0.22)             $        0.11
Diluted Net Income (Loss) per share             $       (0.20)             $        0.10


6. RESTRICTED CASH AND OTHER INVESTMENTS. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes.

Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of its corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

7. NET INCOME/(LOSS) PER SHARE. Below is the reconciliation of the components of the calculation of basic and diluted net income/(loss) per share for the time periods indicated:


                                                                               For the Three Months
                                                                                ended December 31,
                                                                            1998                     1997
                                                                        -----------              -----------
         Net income/(loss) available to common shareholders             ($  899,298)             $    46,342
                                                                        ===========              ===========

         Weighted average shares outstanding-- Basic                      4,710,312                3,881,012
         Effect of stock options                                            411,792                  755,389
                                                                        -----------              -----------
         Weighted average shares outstanding-- Diluted                    5,122,104                4,636,401
                                                                        ===========              ===========


                                                                               For the Six Months
                                                                                ended December 31,
                                                                            1998                     1997
                                                                        -----------              -----------
         Net income/(loss( available to common shareholders             ($  809,662)             $   678,165
                                                                        ===========              ===========

         Weighted average shares outstanding-- Basic                      4,463,678                3,867,780
         Effect of stock options                                            476,837                  571,152
                                                                        -----------              -----------
         Weighted average shares outstanding-- Diluted                    4,940,515                4,438,932
                                                                        ===========              ===========


   Options to purchase 2,598,550 shares of common stock at prices ranging from $3.38 to $4.13 a share were outstanding during the second quarter of Fiscal 1999. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through December 2008, were still outstanding at December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

INDIAN GAMING



Inland Entertainment Corporation and its subsidiaries (the "Company" or "Inland") are in the business of (i) providing services for gaming operations under consulting agreements with Native American Tribes, (ii) web site development and on-line marketing in gaming and non-gaming industries, and (iii) consulting, marketing and promotional services to Internet casinos. The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of Modification #1 (the "Modification") to the Amended and Restated Consulting Agreement (as amended by the Modification, the "Barona Consulting Agreement" or the "Consulting Agreement") which expires in March 2004. The base consulting fee paid to the Company under the Consulting Agreement is based upon a net profits formula which includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, the Company's consulting revenue may not correspondingly increase because expenses at the Barona Casino also may have increased.

From February 1992 through March 1996, the Company provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, funds to purchase or construct all fixed assets such as buildings, equipment and capital improvements, were contributed to the Barona Casino by the Company. In the aggregate, the Company contributed approximately $13,000,000 over the period. Neither the Barona Tribe nor the Barona Casino paid for any of the fixed assets at the Barona Casino during such period. Due to the "investment" made by the Company to the Barona Casino, the value of the Barona Casino has increased, thereby enhancing the potential fees which may be earned by the Company over the life of its contractual relationship with the Barona Tribe. These monies contributed to the Barona Casino which have been used to purchase or construct fixed assets have been viewed by the Company as intangible assets and referred to as "deferred contract costs" and are being amortized to expense over the remaining life of the Consulting Agreement through March 2004. However, given the nature of the asset, if the recoverability is determined not to be probable, the Company will charge to expense the unamortized portion.

In 1996, the Barona Casino had become financially self-sufficient and the Company's relationship with the Barona Tribe had evolved from that of manager of the Barona Casino to consultant to the Barona Tribe which was now acting as the manager of the Barona Casino. Since the Company has transitioned from manager to consultant, there have been only two categories of investments by the Company in the Barona Casino. The first category related to project commitments made to the Barona Tribe by the Company when the Company was acting as "manager" pursuant to the management agreement. Funds attributable to this category have equaled in the aggregate approximately $10,000. The second category related to a $2,000,000 NIGC settlement. Commencing in November 1996, the Company committed to contribute such $2,000,000 settlement to the Barona Tribe to be used to construct a new road and entrance to the Barona Casino.

At this time, the Company has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs. However, the Company will assist the Barona Casino from time to time, in obtaining third-party outside financing, if internal funding from the Barona Casino is not adequate to meet the Barona Casino's project needs. With respect to the current project to expand the Barona Casino which includes the acquisition of the new Indian Lottery devices (machines), the Company and the Barona Tribe will initially share in funding the start-up costs incurred prior to obtaining outside financing. The Company expects that its commitment will be approximately $4,000,000 (unsecured). As of early February 1999, the Company has advanced approximately $1.1 million of the $4,000,000 expected commitment amount. The Company and the Barona Tribe both will be reimbursed after outside funding is obtained. These costs will be accounted for as a receivable from the Barona Casino to the Company and are scheduled to be reimbursed by June 30, 1999. These amounts will not be accounted for as deferred contract costs.

In August 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"). The Barona Compact was signed by the Governor of California and the Chairman of the Barona Tribe on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California has requested that the Barona Compact not become effective until sometime in 1999. Management believes this Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

In October 1998, the Company made a $500,000 contribution to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (otherwise referred to in California and herein as "Proposition 5" or the "Initiative") on the November 1998 California General Election ballot. The Initiative was proposed by several Indian Nations in California, together with support from certain California State Legislators and approved by the California electorate. Proposition 5 prescribed a model compact offered to all tribes by the State of California, which the Governor was directed to execute or, if he did not, such compact was deemed executed 30 days after submission to the Governor by any Tribe. Since being approved by the voters in November 1998, there have been two lawsuits filed in the California Supreme Court which challenge Proposition 5 on both State and Federal grounds. At this time, it is uncertain what effect, if any, these challenges will have on existing tribal-state compacts. Such legal challenges have stayed the effectiveness of Proposition 5 until the California Supreme Court rules on the State and Federal issues asserted.

WEB SITE DEVELOPMENT BUSINESS

In August 1998, the Company acquired Cyberworks, Inc., a California corporation ("Cyberworks"), a web site developer and on-line marketing company with existing clients in gaming and non-gaming industries to further the Company's strategic growth into the on-line marketplace. Cyberworks was acquired for an aggregate purchase price, excluding acquisition costs, of $3,560,000 consisting of $500,000 cash and 750,000 shares of the Company's common stock, $.001 par value per share. The acquisition was accounted for as a purchase and Cyberworks is being operated as a wholly-owned subsidiary of the Company. There is only approximately four months of Cyberworks' operating results in the Company's six month consolidated financial statements ended December 31, 1998. Accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements. (See Notes to Interim Consolidated Financial Statements, Note 5. Acquisition.)

INTERNET GAMING

In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH provides consulting services related to Internet casinos, including the development of casino-style games and marketing and promoting of Internet casinos through web site development, Internet advertising and conventional advertising. Currently, WMH is providing consulting and marketing services to international Internet casinos. WMH does not operate any of these casinos and none of the casinos accept wagers from the United States or its territories. WMH earns marketing fees to promote and market such casinos based on a percentage of the net profits of the on-line casinos.

The Company has incurred significant costs in the last year to research, evaluate and pursue new business opportunities. This ultimately resulted in the founding of WMH and the acquisition of Cyberworks. These business segments are now past the start-up phase and the Company is committed to significant cost reductions, primarily in the areas of professional services and compensation, over the next two quarters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998.

REVENUE. Revenue increased 15.1% from $3,050,969 for the three months ended December 31, 1997 to $3,511,579 for the three months ended December 31, 1998. Revenues from Indian gaming consulting remained relatively flat; however, the quarter ended December 31, 1998 included an approximately $353,000 retroactive adjustment to the consulting fees earned from the Barona Casino based on a revised interpretation agreed to by the Company and the Barona Tribe regarding the computation of the consulting fees for the contract year commencing April 1, 1998 though December 31, 1998. Without taking into account the retroactive adjustment, the consulting fees earned by the Company were lower during the second quarter of Fiscal 1999 despite revenue growth at the Barona Casino, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at that facility.

In the three months ended December 31, 1998, the Company had two other sources of revenue not present during the same quarter in the prior year, (i) $286,094 was earned by Cyberworks from web site development and on-line marketing; and
(ii) $102,485 was earned by WMH for marketing and consulting related to Internet gaming.

OPERATING EXPENSES. General and administrative expenses increased 100.3% from $2,082,027 for the three months ended December 31, 1997 to $4,169,493 for the three months ended December 31, 1998, partially resulting from a $500,000 contribution the Company made to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (discussed in Overview above), as well as approximately $300,000 in additional political contributions relating to the November 1998 California General Election.

Additional increases were also incurred in (i) compensation due to increase in number of employees, primarily from the acquisition of Cyberworks; (ii) advertising, promotion and customer support of the on-line casinos; (iii) bad debt allowances established for loans currently classified as non-current receivables; (iv) amortization of goodwill related to the acquisition of Cyberworks; (v) consulting fees related to providing of services to the Barona Casino; (vi) professional services related to the development of WMH's businesses; (vii) other general accounting and legal services; and (viii) facilities costs.

Amortization of deferred contract costs decreased 81.1% from approximately $886,000 for the three months ended December 31, 1997 to approximately $168,000 for the three months ended December 31, 1998. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months. Therefore, the deferred contract costs amortization period has been increased by an additional 60 months.

OTHER INCOME AND EXPENSE. For the three months ended December 31, 1998, interest income was approximately $179,000 compared to approximately $162,000 for the three months ended December 31, 1997. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $161,000 for the three months ended December 31, 1997 to approximately $188,000 for the three months ended December 31, 1998, primarily as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock.

INCOME TAX PROVISION. The income tax provision increased from $38,000 for the three months ended December 31, 1997 to $65,000 for the three months ended December 31, 1998, despite decreased operating results in the current quarter, as certain expenses such as political contributions and amortization of goodwill are not deductible for tax purposes.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998.

REVENUE. Revenue decreased 2.0% from $6,982,969 for the six months ended December 31, 1997 to $6,841,340 for the six months ended December 31, 1998, primarily due to lower consulting fees earned from the Barona Casino. Despite revenue growth at the Barona Casino, the consulting fees were lower as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at that facility.

In the six months ended December 31, 1998, the Company had two other sources of revenue, (i) $449,202 was earned by Cyberworks from web site development and on-line marketing for approximately four months (since acquisition), and (ii) $172,039 was earned by WMH for marketing and consulting related to Internet gaming. The Company's revenue for the six months ended December 31, 1997 was exclusively from fees earned from Indian Gaming consulting.

OPERATING EXPENSES. General and administrative expenses increased 78.0% from $4,044,324 for the six months ended December 31, 1997 to $7,199,568 for the six months ended December 31, 1998, partially resulting from a $500,000 contribution the Company made to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (discussed in Overview above), as well as approximately $300,000 in additional political contributions relating to the November 1998 California General Election.

Additional increases were also incurred in (i) compensation due to increase in number of employees primarily from the acquisition of Cyberworks which was partially offset by decreases in Inland's compensation expense; (ii) start up costs, advertising, promotion and customer support of the on-line casinos; (iii) amortization of goodwill related to the acquisition of Cyberworks; (iv) bad debt allowances established for loans currently classified as non-current receivables; (iv) consulting fees related to providing of services to the Barona Casino which were partially offset by decreases on other general consulting engagements related to corporate matters; (v) professional services related to the development of WMH's businesses; (vi) other general accounting and legal services; and (vii) facilities costs.

Amortization of deferred contract costs decreased 80.9% from approximately $1,759,000 for the six months ended December 31, 1997 to approximately $335,000 for the six months ended December 31, 1998. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months. Therefore, the deferred contract costs amortization period has been increased by an additional 60 months.

OTHER INCOME AND EXPENSE. For the six months ended December 31, 1998, interest income was approximately $349,000 compared to approximately $308,000 for the six months ended December 31, 1997. The increase was due to the increase in the Company's investments and cash equivalents.

Interest expense increased from approximately $263,000 for the six months ended December 31, 1997 to approximately $333,000 for the six months ended December 31, 1998, primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock.

INCOME TAX PROVISION. The income tax provision decreased 75.9% from $547,000 for the six months ended December 31, 1997 to $132,000 for the six months ended December 31, 1998, based on decreased operating profit. Certain expenses, such as political contributions and amortization of goodwill, are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at December 31, 1998 consisted of unrestricted cash of $8,670,440 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the six months ended December 31, 1998, the Company's cash position decreased $535,062 from the June 30, 1998 balance of $9,205,502, to $8,670,440 at December 31, 1998. The decrease was a result of cash flows used in operating activities of approximately $1,691,000 offset by cash flows generated from investing activities of approximately $980,000 and financing activities of approximately $176,000 during the period.

Cash flows used in operating activities include: (i) $966,040 in short-term advances to the Barona Casino for the Barona Casino expansion project discussed above; (ii) increase in the advance of future consulting fees of approximately $151,000 due primarily to a timing difference between consulting fees earned but not yet paid; (iii) decreases in income tax payable of approximately $468,000 from a $228,344 liability at June 30, 1998 to a $239,376 prepaid income tax at December 31, 1998, due to the reduction in income tax provision as a result of decreased operating profit in the current year; and (iv) increases in accounts receivable of approximately $300,000 primarily due to Cyberworks' billings for services performed.

Cash flows provided by operating activities include: (i) amortization of net deferred contract costs of approximately $335,000 which decreased net deferred contract costs from $3,855,427 at June 30, 1998 to $3,520,171 at December 31, 1998; (ii) goodwill amortization of approximately $123,000 related to the acquisition of Cyberworks; (iii) depreciation on property and equipment of approximately $146,000; (iv) establishment of a bad debt reserve of $110,000 primarily for a third-party loan on the Company's books; and (iv) an increase in deferred revenues of approximately $78,000 which represents payments received for future services such as maintenance contracts or down payments for design and development work to be performed by Cyberworks.

Cash flows provided by investing activities of $1,876,667 resulted from short-term investments maturing during the six months ended December 31, 1998. These investments were comprised of Euro-dollar time deposits, commercial paper, and banker's acceptances with original maturities greater than three months. The Company has similar investments as of December 31, 1998; however, there are no investments with maturity lengths greater than three months and are, therefore, classified as cash and cash equivalents in the financial statements.

Cash flows used by investing activities include: (i) net investments in fixed assets of approximately $162,000, consisting primarily of computer equipment, software and a telephone system to support the WMH business; and (ii) a $500,000 cash payment and $241,937 in acquisition related expense payments for the purchase of Cyberworks. (See Notes to Interim Consolidated Financial Statements,
Note 5. Acquisition.)

With respect to the current project to expand the Barona Casino discussed above, the Company and the Barona Tribe will initially share in funding the start-up costs incurred prior to obtaining outside financing. The Company expects that its commitment will be approximately $4,000,000 (unsecured). Advances as of December 31, 1998 were $966,040, and as of early February 1999, the Company has advanced approximately $1.1 million. The Company and the Barona Tribe both will be reimbursed after outside funding is obtained. These costs will be accounted for as a receivable from the Barona Casino to the Company and are scheduled to be reimbursed by June 30, 1999. These amounts will not be accounted for as deferred contract costs.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 between the Barona Tribe and the Company, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. The Company invested approximately $2,500,000 into the Casino which was accounted for as revenue to the Barona Casino and expensed by the Company due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed in the Overview above).

As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "Advances of Future Consulting Fees." The Barona Casino established a corresponding receivable. When the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the December 31, 1998 balance in Advances of Future Consulting fees of $2,747,957 and the $2,500,000 is due to primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. The increase in timing differences of $247,957 at December 31, 1998 compared to $96,930 at June 30, 1998 is related to the retroactive consulting fees recorded in December 1998 not yet paid as discussed in Results of Operations above.

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

The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years commencing with the fiscal year ending June 30, 1997. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equals or exceeds one and one-half times such consulting fees for the year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions. The Initial Contingent Obligation has been met for the first two test periods.

The Company's long-term debt related to this stock repurchase is $7,500,000 as of December 31, 1998. In addition, if all contingent obligations are met, a maximum of $8,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this long-term debt.

Restricted cash and other investment of approximately $2,115,000 includes an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement which will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor and the Company funds in the amount of $1,982,320 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. (See Notes to Interim Consolidated Financial Statements, Note 6. Restricted cash and other investments.)

WMH has entered into a long-term contract that obligates it to spend $120,000 a year for marketing services related to the promotion of on-line casinos.


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

-    DEPENDENCY ON REVENUES FROM THE BARONA CASINO

The Company historically and currently has derived substantially all of its income from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company, whether as a result of (i) market acceptance of the new Indian Gaming Lottery devices; (ii) decreased net operating profits due to (a) machine device licensing fees to be incurred by the Barona Casino under the terms of the Barona Compact in order to operate at a level of 1,057 machines or (b) increases in expenses related to the operation of the Barona Casino or (c) other factors; or (iii) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements, could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

-    THE BARONA CONSULTING AGREEMENT

Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Consolidated Financial Statements, Note 2.-- Barona Consulting Agreement.)

-    UNCERTAINTIES CONCERNING INTERNET GAMING

Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's business venture to market world-wide Internet gaming. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place. The Company is competing with other entities, some of which have been in the market longer than the Company. In addition, certain current competitors and potential future competitors have, or may have greater resources than the Company to devote further technologies and new product developments to the development of Internet gaming. There can be no assurance that existing or future competitors won't develop or offer technologies that provide significant economic, technological, creative or strategic advantages over those offered by the Company. The Company's future success in the Internet gaming field is dependent on the evolving regulatory and competitive environment. There is no assurance that the Company's present and contemplated services provided to "Internet gaming casinos" will achieve or maintain sufficient commercial acceptance, or if they do, that regulatory developments will not diminish the full economic potential of such virtual gaming sites.

-    VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has been, and will likely continue to be, subject to wide fluctuations because of Indian gaming regulatory developments, quarterly variations in the Company's operating results, announcements of new products or business activities by the Company or its competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market trading price.

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

The Company has addressed the critical systems and related software used in the Cyberworks business as well as Inland's internal financial and administrative systems and has determined that they are Year 2000 compliant or are not adversely impacted by the Year 2000 issue. No significant costs were incurred to perform the evaluation and testing of these systems. The Company will continue to evaluate all system upgrades, new hardware and software purchases through the Year 2000.

The Company is addressing the impact to their most significant customer, the Barona Casino, and the impact to WMH's on-line gaming computer software vendor.

The Barona Casino has formed a committee to address the Year 2000 issue. It has a strategy which includes an analysis phase, project plan, testing phase, implementation phase (if necessary) and a risk contingency plan. The Company is in the process of reviewing their strategic plan and has made formal inquiries as to their progress during the second quarter of Fiscal 1999. Their anticipated findings related to Year 2000 compliance are not known at this time.

The on-line gaming casinos marketed and promoted by WMH are dependent on a third-party foreign computer software supplier. The software supplier provides both the gaming casino software as well as the electronic commerce system that handles all wagers. The Company has requested Year 2000 compliance and contingency plan information from this supplier and expects a response from them during the month of March 1999. The Company is in the process of requesting Year 2000 compliance and contingency plan information from other major suppliers and customers of the Company and its subsidiaries to assess the potential risks of non-compliance and the resulting impact on the Company. This process will continue throughout 1999. The Company will not be able to independently verify that such external suppliers and customers are, in fact, Year 2000 compliant.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 1998, the Company held its Annual Meeting of Shareholders. At such Meeting, the following matters were approved by the shareholders:

     (a) Richard T. Harrison, Thomas G. Holmes, Andrew B. Laub, Jana McKeag, G. Fritz Opel, Charles Reibel, Cornelius E. ("Neil") Smyth and L. Donald Speer II were each elected to served as directors of the Company to hold office for a term of one year and until their respective successors are elected and qualified. The tabulation of the votes cast for election of Directors was as follows:


              Nominee                            Votes For            Votes Withheld
              -------                            ---------            --------------
         Richard T. Harrison                     3,677,408                29,797
         Thomas G. Holmes                        3,677,404                29,801
         Andrew B. Laub                          3,677,408                29,797
         Jana McKeag                             3,677,138                30,067
         G. Fritz Opel                           3,677,308                29,897
         Charles Reibel                          3,677,408                29,797
         Cornelius E. ("Neil") Smyth             3,677,403                29,802
         L. Donald Speer II                      3,677,408                29,797

and

     (b) An amendment to the Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 3,000,000. The tabulation of the votes was as follows:

         Votes For                    3,207,598
         Votes Against                  171,043
         Abstentions                      4,831
         Broker Non-Votes               323,733


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The Exhibit listed below is hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.


       Exhibit
         No.                              Description
       -------                            -----------
         27                           Financial Data Schedule.



(b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the Company's second quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INLAND ENTERTAINMENT CORPORATION,
                                             a Utah Corporation

Date:         February 15, 1999              By:  /S/ ANDREW B. LAUB
                                                  -----------------------------
                                             Andrew B. Laub
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial Officer)

Date:         February 15, 1999              By:  /S/ KEVIN MCINTOSH
                                                  -----------------------------
                                             Kevin McIntosh
                                             Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit
        No.                                  Description
      -------                                -----------
        27                                Financial Data Schedule.