Form 10QSB
period 1999-03-31
INLAND ENTERTAINMENT CORP
filed 1999-05-14
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1999


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 5, 1999, 4,752,286 shares of common stock, $.001 par value per share, were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets -
             June 30, 1998 and March 31, 1999..........................   3

             Consolidated Statements of Operations -
             Three months ended March 31, 1999 and 1998................   4
             Nine months ended March 31, 1999 and 1998.................   5

             Consolidated Statements of Cash Flows -
             Nine months ended March 31, 1999 and 1998.................   6

             Notes to Interim Consolidated Financial Statements........   7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.................................................  11

PART II.  OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................   21

SIGNATURES.............................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        INLAND ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1999 and June 30, 1998


                                                                    March 31, 1999         June 30, 1998
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $  7,461,211           $  9,205,502
  Short term investments                                                 651,114              1,876,667
  Accounts receivable                                                    527,875                 51,644
  Prepaid expenses and other current assets                              227,766                150,024
  Due from Barona Casino - expansion project                           2,440,146                   --
                                                                    ------------           ------------
          Total current assets                                        11,308,112             11,283,837

NONCURRENT ASSETS:
  Restricted cash and other investments                                2,115,320              2,115,320
  Employee and other receivables due after one year                      321,270                478,756
  Property, plant and equipment, net                                   1,145,189              1,023,620
  Deferred contract costs, net                                         3,352,543              3,855,427
  Deferred taxes                                                         167,982                127,982
  Goodwill, net of amortization                                        3,516,721                   --
  Deposits and other assets                                              355,304                388,613
                                                                    ------------           ------------
          Total noncurrent assets                                     10,974,329              7,989,718
                                                                    ------------           ------------

          Total assets                                              $ 22,282,441           $ 19,273,555
                                                                    ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino               $  2,555,181           $  2,596,930
  Current portion of long-term debt                                      400,000                400,000
  Deferred revenues                                                      183,228                   --
  Accounts payable and accrued expenses                                1,134,739              1,150,380
  Income taxes payable                                                   252,724                228,344
                                                                    ------------           ------------
          Total current liabilities                                    4,525,872              4,375,654

LONG-TERM DEBT, LESS CURRENT PORTION                                   7,900,000              8,300,000
                                                                    ------------           ------------

          Total liabilities                                           12,425,872             12,675,654

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
    authorized and 4,752,286 shares outstanding                            4,752                  3,924
  Additional paid in capital                                           3,322,485                   --
  Retained earnings                                                    6,573,083              6,683,977
  Deferred compensation                                                  (43,751)               (90,000)
                                                                    ------------           ------------
          Total shareholders' equity                                   9,856,569              6,597,901
                                                                    ------------           ------------

          Total liabilities and shareholders' equity                $ 22,282,441           $ 19,273,555
                                                                    ============           ============

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                           1999                  1998
                                                       ------------          ------------

REVENUE
     Indian Gaming Consulting                          $  3,582,000          $  3,782,500
     Other                                                  625,186                  --
                                                       ------------          ------------
                                                          4,207,186             3,782,500
                                                       ------------          ------------

OPERATING EXPENSES:
     General and administrative expenses                  2,816,841             2,006,464
     Amortization of deferred contract costs                167,628               407,095
                                                       ------------          ------------
                                                          2,984,469             2,413,559
                                                       ------------          ------------

Operating profit                                          1,222,717             1,368,941

Other income and (expense):
    Interest income                                         128,551               145,931
    Interest expense                                       (187,500)             (137,499)
                                                       ------------          ------------
                                                            (58,949)                8,432
                                                       ------------          ------------
Income before income taxes                                1,163,768             1,377,373

Income tax provision                                        465,000               561,000
                                                       ------------          ------------

Net income                                             $    698,768          $    816,373
                                                       ============          ============

Net income per share - basic                           $       0.15          $       0.21
                                                       ============          ============
Net income per share - diluted                         $       0.13          $       0.21
                                                       ============          ============

Shares used in the computation of net income
    per share - basic                                     4,747,194             3,887,015
                                                       ============          ============
Shares used in the computation of net income
    per share - diluted                                   5,181,401             3,962,093
                                                       ============          ============

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended March 31,
                                   (Unaudited)


                                                          1999                   1998
                                                      ------------           ------------

REVENUE
     Indian Gaming Consulting                         $  9,802,099           $ 10,575,000
     Other                                               1,246,427                190,469
                                                      ------------           ------------
                                                        11,048,526             10,765,469
                                                      ------------           ------------

OPERATING EXPENSES:
     General and administrative expenses                10,016,409              6,050,788
     Amortization of deferred contract costs               502,884              2,165,888
                                                      ------------           ------------
                                                        10,519,293              8,216,676
                                                      ------------           ------------

Operating profit                                           529,233              2,548,793

Other income and (expense):
    Interest income                                        477,706                454,285
    Interest expense                                      (520,833)              (400,540)
                                                      ------------           ------------
                                                           (43,127)                53,745
                                                      ------------           ------------
Income before income taxes                                 486,106              2,602,538

Income tax provision                                       597,000              1,108,000
                                                      ------------           ------------

Net income/(loss)                                     $   (110,894)          $  1,494,538
                                                      ============           ============

Earnings/(loss) per share - basic                     $      (0.02)          $       0.39
                                                      ============           ============
Earnings/(loss) per share - diluted                   $      (0.02)          $       0.36
                                                      ============           ============

Shares used in the computation of income
    per share - basic                                    4,556,804              3,872,971
                                                      ============           ============
Shares used in the computation of income
    per share - diluted                                  4,556,804              4,199,846
                                                      ============           ============

                        INLAND ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31,
                                  (Unaudited)


                                                                            1999                  1998
                                                                        ------------          ------------

 Net cash generated by (used in) operating activities:
     Net income/(loss)                                                  $   (110,894)         $  1,494,538
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                         945,042             2,279,022
       Provision for bad debts                                               173,181                  --
       Deferred taxes                                                        (40,000)              218,000
       Compensation for granting of non-employee stock options                82,149                  --
       Due from Barona Casino - expansion project                         (2,440,146)                 --
       Changes in operating assets and liabilities                          (424,902)             (501,981)
                                                                        ------------          ------------
 Net cash provided by (used in) operating activities                      (1,815,570)            3,489,579
                                                                        ------------          ------------

 Cash flows provided by (used) in investing activities:
     Purchase of Cyberworks, Inc.                                           (742,530)                 --
     Maturity of short-term investments                                    1,876,667                  --
     Purchase of short-term investments                                     (651,114)                 --
     Purchase of furniture and equipment                                    (266,643)             (954,469)
     Loans to employees                                                        6,475              (132,462)
     Investments/other loans                                                   6,011              (108,669)
     Deferred contract costs                                                    --                (115,511)
     Acquisition of restricted cash                                             --                (133,000)
                                                                        ------------          ------------
Net cash provided by (used in) investing activities                          228,866            (1,444,111)
                                                                        ------------          ------------

 Cash flows provided by (used in) financing activities:
    Payment of notes payable                                                (400,000)           (1,020,054)
    Proceeds from exercise of stock options                                  242,413               122,315
                                                                        ------------          ------------
 Net cash used in financing activities                                      (157,587)             (897,739)
                                                                        ------------          ------------

 Increase/(decrease) in cash                                              (1,744,291)            1,147,729
 Cash, beginning of period                                                 9,205,502             8,004,078
                                                                        ------------          ------------
 Cash, end of period                                                    $  7,461,211          $  9,151,807
                                                                        ============          ============

Supplemental disclosures of cash flow information:
    Interest expense paid                                               $    532,655          $    400,942
                                                                        ============          ============
    Income taxes paid                                                   $    606,000          $    718,308
                                                                        ============          ============

Non-cash investing and financing activities:
     Acquisition of Cyberworks, Inc.
       Fair value of tangible assets                                    $    244,226
       Goodwill                                                            3,732,094
       Liabilities assumed                                                  (188,790)
       Stock issued (750,000 shares)                                      (3,045,000)
                                                                        ------------
       Cash paid                                                        $    742,530
                                                                        ============

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and the Company, which will include a review of the Barona Consulting Agreement. The review is currently pending.

The Company believes that the Amended and Restated Consulting Agreement (and the Modification) is not a management contract, based on (i) the May 1996 and July 1997 determinations of the NIGC and BIA respectively, with respect to the Initial Consulting Agreement, (ii) the NIGC's findings in the January 1997 settlement agreement and (iv) the actual elements of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management contract. The failure of the NIGC to determine that the Barona Consulting Agreement is not a management contract could have a material adverse effect on the business and financial

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


condition of the Company. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and such failure to approve such Agreement may have a material adverse effect on the business and financial condition of the Company.

3. TRIBAL-STATE COMPACT. In August 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"). Management believes that the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

The Barona Compact was signed by the Governor of California and the Chairman of the Barona Tribe on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California (the "State") has requested that the Barona Compact not become effective at this time. It is undeterminable when the State will implement the effective date of the Barona Compact.

The initial term of the Barona Compact indicates a termination date of January 1, 2009, with an option for the Barona Tribe to renew the Barona Compact for two additional five (5) year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or has committed violations of the terms of the Barona Compact on five or more occasions.

In contrast to the electronic gaming machines currently in play at the Barona Casino, the Barona Compact permits the following two Indian Lottery Games: (i) Indian Video Lottery Match Game and (ii) Indian Video Lottery Scratcher Game. These games are based upon the concept that casino patrons are playing against one another and not the "house", since California prohibits house-banked games of any kind. The Barona Tribe is allowed to operate 1,057 machines, but, similar to other tribes, has been allocated only 199 machines. To achieve the maximum number of gaming machines permissible, the balance of the machines must be licensed by the Barona Tribe from other Federally recognized tribes in California for an annual fee not to exceed $5,000 per machine.

The Barona Tribe has been permitted to operate its existing 1,057 electronic gaming devices since the Indian Lottery Games are not commercially available to the tribes. At the present time, there are a limited number of prototype Indian Lottery devices (machines) being tested at the Barona Casino as well as at a few other Indian gaming facilities in Northern California. The time limitation for conversion is unknown if the Indian Lottery devices are not certified for operation to the tribes or are not commercially available. There are currently plans to expand this testing at the Barona Casino in the upcoming year, which has been agreed to by the State. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from operations at the Barona Casino may have a material adverse impact on the fees paid to the Company under the Consulting Agreement.

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

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


In August 1998, the California Legislature passed legislation ("AB489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the State of California and Indian tribes, including, the Barona Tribe. As a non-urgency measure, AB489 was scheduled to go into effect on January 1, 1999; however, a referendum petition to overturn AB489 qualified for the next general election ballot, anticipated to be in March 2000. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, there is a legal question as to whether the Governor's signature on the Compact between the Barona Tribe and the State of California is sufficient.

     4. DUE FROM BARONA CASINO - EXPANSION PROJECT. The Barona Tribe is currently in the planning stages of an approximately $120 million expansion project which includes the acquisition of the Indian Lottery devices required by the Barona Compact. The Company is in the process of assisting the Barona Casino in obtaining outside financing for the project. The Company plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains such outside financing. The Company expects to commit approximately $7,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of March 31, 1999, the Company has advanced $2,440,146; these advances have been, and will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in early fiscal 2000. Of the $2,440,146 receivable balance, approximately $1,100,000 relates to funding of the original design concepts that have been changed significantly. The Company may consider absorbing (without reimbursement) a portion of these original design costs; however, no decision has been made at this time. If the Company ultimately decides to absorb some or all of these advances, they will be charged to expense at that time. Accordingly, no allowance has been established for such portion of the receivable at March 31, 1999.

5. ACQUISITION. On August 27, 1998, the Company acquired all of the outstanding shares of Cyberworks Inc., a California corporation ("Cyberworks"), an Internet marketing and web site developer. Under the terms of the agreement, the Company exchanged 750,000 shares of its common stock and $500,000 in cash for 100% of the capital stock of Cyberworks. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying financial statements for the period August 27, 1998 to March 31, 1999.

The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") will be amortized on a straight-line basis over 10 years. Goodwill net of amortization as of March 31, 1999 is $3,516,721 and amortization expense of $215,373 has been recorded through March 31, 1999. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and will expense all or any portion of unamortized goodwill determined necessary for fair statement.

The following unaudited pro forma consolidated results of operations assume that the purchase occurred on July 1, 1997:

                                               YEAR-TO-DATE ENDED MARCH 31,
                                                 1999                  1998
                                             -----------           -----------
Revenues                                     $11,190,000           $11,590,000
Net Income (Loss)                            $  (232,000)          $ 1,251,000
Basic Net Income (Loss) per share            $     (0.05)          $      0.27
Diluted Net Income (Loss) per share          $     (0.05)          $      0.25

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


6. RESTRICTED CASH AND OTHER INVESTMENTS. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during the fiscal year on the bonds held by the Company.

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

7. NET INCOME/(LOSS) PER SHARE. Below is the reconciliation of the components of the calculation of basic and diluted net income/(loss) per share for the time periods indicated:

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                  1999                1998
                                                               ----------          ----------
       Net income available to common shareholders             $  698,768          $  816,373
                                                               ==========          ==========

       Weighted average shares outstanding -- Basic             4,747,194           3,887,015
       Effect of stock options                                    434,207              75,078
                                                               ----------          ----------
       Weighted average shares outstanding -- Diluted           5,181,401           3,962,093
                                                               ==========          ==========


                                                                        FOR THE NINE MONTHS
                                                                           ENDED MARCH 31,
                                                                      1999                  1998
                                                                  -----------           -----------
       Net income/(loss) available to common shareholders         ($  110,894)          $ 1,494,538
                                                                  ===========           ===========

       Weighted average shares outstanding -- Basic                 4,556,804             3,872,971
       Effect of stock options                                           --                 326,875
                                                                  -----------           -----------
       Weighted average shares outstanding -- Diluted               4,556,804             4,199,846
                                                                  ===========           ===========


For the three months ended March 31, 1999, options to purchase 2,514,711 shares of the Company's common stock, at prices ranging from $3.38 to $4.13 per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the nine months ended March 31, 1999, options to purchase 5,417,084 shares of the Company's common stock, at prices ranging from $1.00 to $4.13 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through December 2008, were still outstanding at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

INDIAN GAMING

Inland Entertainment Corporation and its subsidiaries (the "Company" or "Inland") are in the business of (i) providing services for gaming operations under consulting agreements with Native American Tribes, (ii) web site development and on-line marketing in gaming and non-gaming industries, and (iii) consulting, marketing, and promoting of Internet casinos. The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of Modification #1 (the "Modification") to the Amended and Restated Consulting Agreement (as amended by the Modification, the "Barona Consulting Agreement" or the "Consulting Agreement") which expires in March 2004. The base consulting fee paid to the Company under the Consulting Agreement is based upon a net profits formula which includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, the Company's consulting revenue may not correspondingly increase because expenses at the Barona Casino also may have increased.

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

In 1996, the Barona Casino had become financially self-sufficient and the Company's relationship with the Barona Tribe had evolved from that of manager of the Barona Casino to consultant to the Barona Tribe which was now acting as the manager of the Barona Casino. Since the Company has transitioned from manager to consultant, there have been only two categories of investments by the Company in the Barona Casino. The first category related to project commitments made to the Barona Tribe by the Company when the Company was acting as "manager" pursuant to the management agreement. Funds attributable to this category have equaled in the aggregate approximately $10,000. The second category related to a $2,000,000 NIGC settlement. Commencing in November 1996, the Company committed to contribute $2,000,000 to the Barona Tribe to be used to construct a new road and entrance to the Barona Casino. As of March 31, 1999, the Company has paid $1,200,000 of the $2,000,000 commitment.

At this time, the Company has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs. However, the Company will assist the Barona Casino from time to time in obtaining third party outside financing, if internal funding from the Barona Casino is not adequate to meet the Barona Casino's project needs. See the discussion herein under the caption "Liquidity and Capital Resources" relating to the Company's advance of funds to the Barona Casino in connection with the Casino's current expansion project.

In August 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"). The Barona Compact was signed by the Governor of California and the

Chairman of the Barona Tribe on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998; however, the State of California has requested that the Barona Compact not become effective at this time. It is undeterminable when the State will implement the effective date of the Barona Compact. Management believes this Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

In October 1998, the Company made a $500,000 contribution to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (otherwise referred to in California and herein as "Proposition 5" or the "Initiative") on the November 1998 California General Election ballot. The Initiative was proposed by several Indian Nations in California, together with support from certain California State Legislators and approved by the California electorate. Proposition 5 prescribed a model compact offered to all tribes by the State of California, which the Governor was directed to execute or, if he did not, such compact was deemed executed 30 days after submission to the Governor by any Tribe. Since being approved by the voters in November 1998, there have been two lawsuits filed in the California Supreme Court which challenge Proposition 5 on both State and Federal grounds. At this time, it is uncertain what effect, if any, these challenges will have on existing tribal-state compacts. Such legal challenges have stayed the effectiveness of Proposition 5 until the California Supreme Court rules on the State and Federal issues asserted. The State Supreme Court announced on April 21, 1999 that it would hear challenges to Proposition 5 starting June 1, 1999.

WEB SITE DEVELOPMENT BUSINESS

In August 1998, the Company acquired Cyberworks, Inc., a California corporation ("Cyberworks"), a web site developer and on-line marketing company with existing clients in gaming and non-gaming industries to further the Company's strategic growth into the on-line marketplace. Cyberworks was acquired for an aggregate purchase price, excluding acquisition costs, of $3,560,000 consisting of $500,000 cash and 750,000 shares of the Company's common stock, $.001 par value per share. The acquisition was accounted for as a purchase and Cyberworks is being operated as a wholly-owned subsidiary of the Company. There is only approximately seven months of Cyberworks' operating results in the Company's nine month consolidated financial statements ended March 31, 1999. Accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements. (See Notes to Interim Consolidated Financial Statements, Note 5. Acquisition.)

INTERNET GAMING

In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH provides consulting services related to Internet casinos, including the development of casino-style games and marketing and promoting of Internet casinos through web site development, Internet advertising and conventional advertising. Currently, WMH is providing consulting and marketing services to international Internet casinos. WMH does not operate any of these casinos and none of the casinos accept wagers from the United States or its territories. WMH earns fees to promote and market such casinos based on a percentage of the net profits of the on-line casinos.

The Company has incurred significant costs in the last year to research, evaluate and pursue new business opportunities. This ultimately resulted in the founding of WMH and the acquisition of Cyberworks. These business segments are now past the start-up phase and the Company realized significant cost reductions during the quarter ended March 31, 1999, compared with the preceding quarter, primarily in the areas of compensation, professional services, advertising, marketing and promotion. The Company expects this reduced expense structure to continue during the next quarter ending June 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUE. Revenues increased 11.2% from $3,782,500 for the three months ended March 31, 1998 to $4,207,186 for the three months ended March 31, 1999. Revenues from Indian gaming consulting decreased approximately $201,000, or 5.3%, despite revenue growth at the Barona Casino, as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at that facility.

In the three months ended March 31, 1999, the Company had two other sources of revenue not present during the same quarter in the prior year, (i) $507,587 was earned by Cyberworks from web site development and on-line marketing; and (ii) $117,599 was earned by WMH for marketing and consulting related to Internet gaming. The Company's revenue for the three months ended March 31, 1998 was exclusively from fees earned from Indian Gaming consulting.

OPERATING EXPENSES. General and administrative expenses increased 40.4% from $2,006,464 for the three months ended March 31, 1998 to $2,816,841 for the three months ended March 31, 1999, resulting primarily from (i) a write-off of capitalized costs associated with internally developed software no longer expected to be marketed or used to produce revenues; (ii) advertising, marketing, and promotion of the on-line casinos; (iii) client relation expenses, which included the purchase of an ambulance for the Barona Tribe; (iv) amortization of goodwill related to the acquisition of Cyberworks; and (v) consulting fees related to Indian Gaming, partially offset by a reduction in consulting fees related to Internet Gaming.

Amortization of deferred contract costs decreased 58.8% from approximately $407,000 for the three months ended March 31, 1998 to approximately $168,000 for the three months ended March 31, 1999. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months, thereby increasing the deferred contract costs amortization period by an additional 60 months.

OTHER INCOME AND EXPENSE. For the three months ended March 31, 1998, interest income was approximately $146,000 compared to approximately $129,000 for the three months ended March 31, 1999. The decrease was due to the decrease in the Company's investments and cash equivalents.

Interest expense increased from approximately $137,000 for the three months ended March 31, 1998 to approximately $188,000 for the three months ended March 31, 1999, as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock held by them.

INCOME TAX PROVISION. The income tax provision decreased from $561,000 for the three months ended March 31, 1998 to $465,000 for the three months ended March 31, 1999, based on decreased operating profits for the quarter.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1999.

REVENUE. Revenue increased 2.6% from $10,765,469 for the nine months ended March 31, 1998 to $11,048,526 for the nine months ended March 31, 1999. Consulting fees earned from the Barona Casino decreased approximately $963,000, or 8.9%, despite revenue growth at the Barona Casino as a result of lower profit margins at the Barona Casino due to an increase in operating expenses at that facility.

In the nine months ended March 31, 1999, the Company had two other sources of revenue, (i) $956,789 was earned by Cyberworks from web site development and on-line marketing for approximately the seven month period since its acquisition by the Company, and (ii) $289,638 was earned by WMH for marketing and consulting related to Internet gaming. The Company's revenue for the nine months ended March 31, 1998 was exclusively from fees earned from Indian Gaming consulting.

OPERATING EXPENSES. General and administrative expenses increased 65.5% from $6,050,788 for the nine months ended March 31, 1998 to $10,016,409 for the nine months ended March 31, 1999, partially resulting from a $500,000 contribution the Company made to support "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998", discussed above, as well as approximately $300,000 in additional political contributions relating to the November 1998 California General Election.

Additional increases were also incurred in (i) start up costs, advertising, promotion and customer support of the on-line casinos; (ii) compensation due to increase in number of employees primarily from the acquisition of Cyberworks which was partially offset by decreases in Inland's compensation expense; (iii) consulting fees related to providing of services to the Barona Casino (iv) professional services related to the development of WMH's businesses; (v) general accounting and legal services; (vi) amortization of goodwill related to the acquisition of Cyberworks; (vii) a write-off of capitalized costs associated with internally developed software no longer expected to be marketed or used to produce revenues;; (viii) facilities costs; and (ix) bad debt allowances established for loans classified as non-current receivables. The increased expenses were partially offset by decreases in (i) travel and entertainment;
(ii) other general consulting fees related to corporate matters; and (iii) computer supply and software costs.

Amortization of deferred contract costs decreased 76.8% from approximately $2,165,888 for the nine months ended March 31, 1998 to approximately $502,884 for the nine months ended March 31, 1999. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months, thereby increasing the deferred contract costs amortization period by an additional 60 months.

OTHER INCOME AND EXPENSE. For the nine months ended March 31, 1998, interest income was approximately $454,000 compared to approximately $478,000 for the nine months ended March 31, 1999. The increase was due to the increase in the Company's investments and cash equivalents during the first and second quarter of fiscal 1999.

Interest expense increased from approximately $401,000 for the nine months ended March 31, 1998 to approximately $521,000 for the nine months ended March 31, 1999, as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock held by them.

INCOME TAX PROVISION. The income tax provision decreased 46.1% from $1,108,000 for the nine months ended March 31, 1998 to $597,000 for the nine months ended March 31, 1999, based on decreased operating profit. The income tax provision for the nine months ended March 31, 1999 exceeds the income before income taxes during the same period because certain expenses, including approximately $800,000 in political contributions and approximately $215,000 in amortization of goodwill, are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at March 31, 1999 consisted of unrestricted cash of $7,461,211 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the nine months ended March 31, 1999, the Company's cash position decreased $1,744,291 from the June 30, 1998 balance of $9,205,502, to $7,461,211 at March 31, 1999. The decrease was a result of cash flows used in operating activities of approximately $1,816,000 and cash flows used in financing activities of approximately $158,000 offset by cash flows generated from investing activities of approximately $229,000 during the period.

Cash flows used in operating activities include: (i) $2,440,146 in short-term advances to the Barona Casino for the Barona Casino expansion project discussed above; (ii) increases in accounts receivable of approximately $345,000 primarily due to Cyberworks' billings for services performed; (iii) decreases in accounts payable and accrued expenses of approximately $180,000; and (iv) an increase in prepaid assets of approximately $76,000 primarily due to a $50,000 non-refundable consulting fee retainer paid during the quarter.

Cash flows provided by operating activities include: (i) amortization of net deferred contract costs of approximately $503,000 which decreased net deferred contract costs from $3,855,427 at June 30, 1998 to $3,352,543 at March 31, 1999;
(ii) depreciation on property and equipment of approximately $227,000; (iii) goodwill amortization of approximately $215,000 related to the acquisition of Cyberworks; (iv) establishment of bad debt reserves of approximately $173,000 primarily for third party loans on the Company's books; (iv) an increase in deferred revenues of approximately $159,000 which represents payments received for future services such as maintenance contracts or down payments for design and development work to be performed by Cyberworks; and (v) deferred compensation expense of approximately $82,000 related to stock options issued to non-employees for which the fair market value of services received is charged to expense over the service period.

Cash flows provided by investing activities of $1,225,553 resulted from short-term investments of $1,876,667 maturing during the nine months ended March 31, 1999, partially offset by an additional short-term investment of $651,114 purchased during the three months ended March 31, 1999. These investments were comprised of Euro-dollar time deposits, commercial paper, and banker's acceptances with original maturities greater than three months. The Company has other similar investments as of March 31, 1999; however, most are investments with maturity lengths less than three months and are, therefore, classified as cash and cash equivalents in the financial statements.

Cash flows used by investing activities include: (i) net investments in fixed assets of approximately $267,000, consisting primarily of computer equipment, software, leasehold improvements, and a telephone system to support the WMH business; and (ii) a $500,000 cash payment and $242,530 in acquisition related expense payments for the purchase of Cyberworks. (See Notes to Interim Consolidated Financial Statements, Note 5. Acquisition.)

With respect to the current project to expand the Barona Casino discussed above, the Company and the Barona Tribe will share in funding the expansion costs incurred prior to obtaining outside financing. The Company expects to commit approximately $7,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of March 31, 1999, the Company had advanced $2,440,146 and, as of May 5, 1999, the Company had advanced approximately $2,800,000. These advances have been, and such future advances will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in early fiscal 2000. Of the $2,440,146 receivable balance, approximately $1,100,000 relates to funding of the original design concepts that have been changed significantly. The Company may consider absorbing (without reimbursement) a portion of these original design costs; however, no decision has been made at this time. If the Company ultimately decides to absorb some or all of these advances, they will be charged to expense at that time. Accordingly, no allowance has been established for such portion of the receivable at March 31, 1999.

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

As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "Advances of Future Consulting Fees." The Barona Casino established a corresponding receivable. When the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the March 31, 1999 balance in Advances of Future Consulting fees of $2,555,181 and the $2,500,000 is due primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. Consulting fees have typically been paid in the month subsequent to the month in which services were performed. However, as a result of the short-term funding requirements for the expansion project, the March and April 1999 consulting fees may not be paid for 60 to 90 days, or until the Barona Tribe obtains outside financing which should be sometime in early fiscal 2000.

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


The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Second Contingent Obligation is subject to the following conditions: (i) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (ii) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (iii) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona

Tribe has entered into the Compact, equals or exceeds one and one-half times the consulting fees for the fiscal year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions. The Initial Contingent Obligation has been met for the first two test periods.

The Company's long-term debt related to this stock repurchase is $7,500,000 as of March 31, 1999. In addition, if all contingent obligations are met, a maximum of $8,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this long-term debt.

Restricted cash and other investments of approximately $2,115,000 include; (i) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; and (ii) funds in the amount of $1,982,320 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $464,320 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during the fiscal year on the bonds held by the company. (See Notes to Interim Consolidated Financial Statements,
Note 6. Restricted cash and other investments.)

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

      o     DEPENDENCY ON REVENUES FROM THE BARONA CASINO

      The Company historically and currently has derived substantially all of its income from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company, whether as a result of (i) market acceptance of the new Indian Gaming Lottery devices; (ii) decreased net operating profits due to (a) machine device licensing fees to be incurred by the Barona Casino under the terms of the Barona Compact in order to operate at a level of 1,057 machines, (b) increases in expenses related to the operation of the Barona Casino or (c) other factors; or (iii) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements, could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

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

      o     UNCERTAINTIES CONCERNING INTERNET GAMING

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

      o     YEAR 2000 READINESS DISCLOSURE

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

      The Company has addressed the critical systems and related software used in the Cyberworks business as well as Inland's internal financial and administrative systems and has determined that they are Year 2000 compliant or are not adversely impacted by the Year 2000 issue. No significant costs were incurred to perform the evaluation and testing of these systems, and all costs have been expensed as incurred. The Company will continue to evaluate all system upgrades, new hardware and software purchases through the Year 2000.

      The Company is addressing the impact to their most significant customer, the Barona Casino, and the impact to WMH's on-line gaming computer software vendor.

      The Barona Casino has formed a committee to address the Year 2000 issue. It has a strategy that includes an analysis phase, project plan, testing phase, implementation phase and a risk contingency plan. The Company is in the process of reviewing their strategic plan and has made formal inquiries as to their progress during the third quarter of fiscal 1999. According to representations made by Barona Casino management they have,
      (i) sent letters to critical vendors requesting Year 2000 compliance and contingency plan information; (ii) identified problem systems; (iii) implemented software "patches" on the food and beverage tracking system;
      (iv), substantially completed the replacement of all personal computers to Year 2000 compliant hardware; (v) replaced servers; and (vi) have purchased Year 2000 diagnostic software that will be used for additional testing during the next few months. Within the next several months, the Barona Casino expects responses from their critical vendors regarding such vendors' Year 2000 compliance and contingency plans.

      The on-line gaming casinos marketed and promoted by WMH are dependent on a third-party foreign computer software supplier (the "supplier"). The supplier provides both the gaming casino software as well as the electronic commerce system that handles all wagers. The Company has requested Year 2000 compliance and contingency plan information from this supplier. According to representations made by the management of the supplier they have undertaken an evaluation of the potential impact of the transition to the Year 2000 on their products and they are not aware of any material issues relating to Year 2000 compliance in respect to their products. However, the Year 2000 compliance of the supplier's products may be affected to the extent that the supplier's electronic commerce and gaming software incorporates or operates in conjunction with the software of other developers which may not be Year 2000 complaint. If the systems of the financial institutions, credit card processors, or others involved in electronic commerce transactions are not Year 2000 complaint, there can be no assurance that the supplier's software, in connection with these products, will operate consistently in the Year 2000. The supplier is in the process of assessing the extent to which they are vulnerable to the failure of their significant customers and suppliers to remediate their own Year 2000 issues. In the event of inconsistent operation of the supplier's casino software and electronic commerce system in the Year 2000, there could be a material adverse impact on the operations of WMH's on-line gaming operations.

      The Company is in the process of requesting and obtaining Year 2000 compliance and contingency plan information from other major suppliers and customers of the Company and its subsidiaries to assess the potential risks of non-compliance and the resulting impact on the Company. At this time, the Company has not identified any major supplier or customer that is non-compliant or that poses a risk to the Company. The Company plans on having this process complete for existing suppliers and customers by May 31, 1999, but will continue this process throughout 1999 for new suppliers and customers. The Company, however, will not be able to independently verify that such external suppliers and customers are, in fact, Year 2000 compliant.

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

      Costs for Year 2000 compliance evaluation will continue to be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations.

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

      EXHIBIT
        NO.                              DESCRIPTION
      -------                            -----------
        27                         Financial Data Schedule.


      (b) Reports on Form 8-K. No reports on Form 8-K were filed with the Commission during the Company's third quarter ended March 31, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INLAND ENTERTAINMENT CORPORATION,
                                      a Utah Corporation



Date:     May 14, 1999                By:  /S/ ANDREW B. LAUB
                                           -------------------------------------
                                               Andrew B. Laub
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

Date:     May 14, 1999                By:  /S/ KEVIN MCINTOSH
                                           -------------------------------------
                                               Kevin McIntosh
                                               Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


      EXHIBIT
        NO.                              DESCRIPTION
      -------                            -----------
        27                         Financial Data Schedule.