Form 10KSB40
period 1999-06-30
INLAND ENTERTAINMENT CORP
filed 1999-09-28
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1999

     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                    ISSUER'S TELEPHONE NUMBER: (858) 716-2100

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $15,200,635

        As of September 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $6,238,433.

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 17, 1999, there were 4,753,786 shares outstanding of the issuer's common stock, $.001 par value per share (the only class of common equity).

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1999 -- Part III.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

                        INLAND ENTERTAINMENT CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS......................................      1
ITEM 2:   DESCRIPTION OF PROPERTY......................................     26
ITEM 3:   LEGAL PROCEEDINGS............................................     27
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     27

                                     PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....     27
ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....     28
ITEM 7:   FINANCIAL STATEMENTS.........................................     41
ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.....................................     66

                                    PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............     66
ITEM 10:  EXECUTIVE COMPENSATION.......................................     66
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT...................................................     66
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     67
ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.............................     68
SIGNATURES.............................................................     73


                                      (i)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Inland Entertainment Corporation, a Utah corporation formerly known as Inland Casino Corporation ("Inland Entertainment" or the "Company"), is a successor to a Delaware corporation organized in June 1994, also known as Inland Casino Corporation ("ICC II"), which was formed to consolidate various gaming related entities then owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company ("Twin Creek"), which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek's assets were distributed to its shareholders. Upon completion of the merger, Twin Creek's name was changed to Inland Casino Corporation.

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

        In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherland Antilles corporation ("WMH"), to provide comprehensive marketing, advertising, technical and distribution services for Internet related businesses. WMH currently provides these services to four Internet Casinos (Kenny Rogers Casino, Casino Australia, The Good Luck Club, and Las Vegas At Home Casino). WMH is responsible for all marketing costs and is paid a fee for its services. Additionally, during the fourth quarter of the fiscal year ended June 30, 1999 ("Fiscal 1999"), the Company developed a gaming portal web-site ("Vegas At Home.com") to expand its Internet and gaming related operations.

        In August 1998, the Company purchased Cyberworks, Inc. ("Cyberworks"), a web-site development and on-line marketing company with existing clients in a wide range of industries. Cyberworks operates as a wholly-owned subsidiary of the Company incorporated in the State of California.

        In July 1999, the Company formed an Internet business and investor relations consulting division, which is operating under the name "Venture-Catalyst.com." Through the Venture-Catalyst.com Division, the Company offers to public and private companies a wide array of Internet business services, including financial public relations, venture capital sourcing and on-line business strategy. One of the Division's objectives is to act as a financial consultant to advise clients regarding sources of financing. The Division may, under certain circumstances, make equity investments in, or take all or a portion of its consulting fees in, equity of its clients.

        During Fiscal 1999, the Company operated in three business segments: (a) Indian gaming; (b) web-site development services; and (c) Internet gaming.

BUSINESS STRATEGY

        In the fiscal year ending June 30, 2000 ("Fiscal 2000"), the Company intends to (a) continue its long-standing relationship with the Barona Tribe by providing consulting services to it in connection with the Barona Tribe's operation and expansion of the Barona Casino, (b) develop and market its Venture-Catalyst.com Division, (c) continue to develop and expand the business of Cyberworks, and (d) continue to develop the WMH marketing and consulting business related to Internet gaming.

        The Company intends to continue its pursuit of other Internet related business opportunities and plans to transition itself, over time, from a gaming consulting company to an Internet consulting and "venture catalyst" company. Part of this strategy will be to continue to acquire and expand upon the Company's expertise in all facets of the Internet through the hiring of additional specialized personnel, and possibly, through additional acquisitions or investments in small web-development, e-commerce application and/or on-line marketing companies.

INDIAN GAMING SEGMENT

        OVERVIEW

        Since 1991, the Company has provided consulting services to several Native American Tribes, including its principal client, the Barona Tribe. During the past two fiscal years, the Company's revenues in the Indian gaming segment have been attributable to fees earned under agreements with the Barona Tribe. The Company provides consulting services to the Barona Tribe at the Barona Casino. The Barona Casino is operated by the Barona Tribe and consists of the "Barona Big Top," a turn-of-the-century circus theme casino which includes 1,057 video games, 19 table games, a 1,500-seat bingo parlor, a 240-seat buffet restaurant and a 174-seat off-track betting facility. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for approximately 2,500 cars. The Barona Casino is open 24 hours a day, 365 days a year. The Barona Tribe has recently commenced a $120 million development project which includes a new casino with approximately 175,000 square feet of gaming space, a 100 room resort hotel and an 18-hole championship golf course.

        AGREEMENT WITH THE BARONA TRIBE

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

        Pursuant to the terms of the Consulting Agreement, the Company (a) consults with and advises the Barona Tribe, members of the Barona Tribal Council and the Barona Tribal Gaming Commission, (b) provides technical assistance and training to the employees and staff of the Barona Casino, and (c) provides other services as may be directed by the Barona Tribe in such areas as organization and administration, finance, planning and development, gaming activities, internal controls, accounting systems and procedures, engineering and maintenance, housekeeping, human resources, marketing and advertising, purchasing, surveillance, security and food and beverage operations.

        The Barona Tribe may terminate the Consulting Agreement at any time by giving nine months' notice to the Company, during which time the Consulting Agreement will remain in effect. Either party may terminate the Consulting Agreement for committing or knowingly allowing to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of the Company without the Company's knowledge shall not be cause for termination of the Consulting Agreement, so long as the Company repays all sums which may have been stolen or embezzled as soon as the Company becomes aware of the facts. In addition, the Barona Tribe may terminate the Consulting Agreement if the Company commits a material breach of any of the Company's representations that adversely affects its ability to carry out its responsibilities under the Consulting Agreement. Remedies for breach include the resolution of any serious problems with the Company's performance within 10 days of receipt of notice by the Barona Tribe, and if the problems are not resolved within 10 days of notice, by the Company's meeting and conferring in good faith with the Barona Tribal Council or the Barona Tribal Gaming Commission to determine what remedial action, if any, is necessary. In addition, disputes arising under the Consulting Agreement and not resolved with the Tribal Council or Tribal Gaming Commission shall be submitted to binding arbitration before the American Arbitration Association in San Diego.

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

        The Barona Casino relies extensively on electronic video games, including video pull-tab games, video poker, video keno and video bingo (the "electronic gaming machines"). The Company does not own any of the electronic gaming machines. The Company has entered into three leases (each, a "Gaming Machine Lease" and collectively, the "Gaming Machine Leases") for the electronic gaming machines on behalf of the Barona Casino. To the extent that the Gaming Machine Leases are "collateral agreements" to the Consulting Agreement within the meaning of the Indian Gaming Regulatory Act ("IGRA"), each lessor is required to comply with IGRA and its regulations. To the best knowledge of the Company, none of the lessors, the Barona Tribe or the Company have submitted the Gaming Machine Leases to the National Indian Gaming Commission ("NIGC") for its approval as "collateral agreements." If these leases are "collateral agreements" and are not approved, the Barona Tribe's present intention is to enter into other legally permissible agreements that relate to gaming machines meeting applicable legal requirements.

        COMPETITION

        In its role as a consultant to the Barona Tribe, the Company is primarily focused on competition to the Barona Casino. The Barona Casino competes directly with two other casinos in the San Diego area located on Indian reservations, the Sycuan Band of Mission Indians (the "Sycuan Tribe") and the Viejas Band of Kumeyaay (Mission) Indians (the "Viejas Tribe"). In addition, there are a total of 17 Indian tribes in San Diego County, and at least 7 of those tribes have announced plans to open casino operations in the near future. To some extent, the Barona Casino's operations compete with other Indian gaming operations in the Southern California counties of San Diego, Riverside, San Bernardino and Santa Barbara. In addition, the Barona Casino's operations compete with facilities in Nevada and Arizona and with the California Lottery, on- and off-track wagering, card club casinos, off-shore cruise ships and other forms of legalized gambling. Competition is likely to increase as Indian gaming and other forms of gaming continue to expand.

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

        Competition in the future for the Barona Casino as well as the Company's other Native American gaming engagements, if any, also may be affected by (a) periodic over-building, which can adversely affect patronage levels; (b) changes in regional and local market conditions; (c) changes in regional and local population and disposable income characteristics; and (d) changes in travel patterns and preferences. One consequence of the growth in Indian gaming has been the increased pressure on state legislatures to allow competitive gaming activity by non-Indians.

        MARKETING AND SALES STRATEGIES

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

        REGULATORY MATTERS

        The operation of any type of gaming casino on Indian land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Indian gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Indian gaming and could therefore have a material adverse effect on the operations of the Company and its subsidiaries.

        FEDERAL REGULATION. Gaming on Native American Indian reservations is governed by IGRA. One of the Congressional purposes in enacting IGRA was to provide a statutory basis for the operation of gaming by Indian tribes as a means of (a) promoting tribal economic development, self sufficiency, and strong tribal governments; (b) providing a statutory basis for the regulation of gaming by Indian tribes adequate to shield each tribe from organized crime and other corrupting influences; (c) ensuring that the Indian tribes are the primary beneficiaries of the gaming operations; and (d) assuring that gaming is conducted fairly and honestly by both the operator and the players.

        IGRA categorized gaming activities as Class I, Class II and Class III activities. Class I gaming is defined as social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as a part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes (a) bingo (whether or not electronic, computer or other technological aids are used), if played in the same location, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo, and (b) card games that are explicitly authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, but only if such card games are played in conformity with those laws and regulations (if any) of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (a) any banked card games, including baccarat, chemin de fer or blackjack, or (b) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all forms of gaming that are not Class I or Class II.

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

        IGRA provides that an Indian tribe may engage in, or license and regulate, Class II gaming on Indian lands within such tribe's jurisdiction if
(a) such Indian gaming is located within a state that permits such gaming for any purpose by any person, and (b) the governing body of the Indian tribe adopts an ordinance or resolution which is approved by the Chairman of the NIGC. Net revenues received by the Indian tribe may not be used for purposes other than to
(a) fund tribal government operations or programs; (b) provide for the general welfare of the Indian tribe and its members; (c) promote tribal economic development; (d) donate to charitable organizations; or (e) help fund operations of local government agencies.

        Any Indian tribe which operates a Class II gaming activity and which has
(a) continuously conducted such activity for a period of not less than three years, including at least one year after 1988; and (b) otherwise complied with the applicable provisions of the IGRA may petition the NIGC for a certificate of self-regulation. The NIGC will issue a certificate of self-regulation if it determines that the Indian tribe has, among other things, (a) conducted gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (b) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecuting violations of its gaming ordinance and regulations. An Indian tribe may enter into a management contract for the operation and management of a Class II gaming activity, but the Chairman of the NIGC must approve the contract.

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

        In furtherance of its responsibilities, the NIGC has issued a series of formal regulations as well as several informal "bulletins" which address implementation of IGRA. The NIGC's rules and directives, together with IGRA and cases decided under it, the applicable tribal gaming ordinance, and the provisions of any applicable tribal-state compact, provide the regulatory framework for gaming on the Barona Reservation.

        IGRA provides that an Indian tribe may enter into a contract for the management or operation of Class II or Class III gaming activity if such contract has been submitted to, and approved by, the NIGC. IGRA also prohibits a management company from operating a casino on Indian land without first having its management contract approved by the NIGC.

        The Chairman of the NIGC (or the Chairman's designee), after notice and hearing, has the authority to require contract modifications or may void any contract in the event of a finding of certain violations. In addition, pursuant to the regulations under IGRA (the "Regulations"), management agreements that have not been approved by the U.S. Secretary of the Interior or the Chairman of the NIGC in accordance with the Regulations may be deemed void.

        The NIGC does not approve consulting contracts; however, the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded by the NIGC to the Bureau of Indian Affairs (the "BIA") for approval.

        Regulations under IGRA incorporate and elaborate upon the contract review requirements imposed by IGRA. Under IGRA, a management contract can be approved only after the appropriate Federal authority determines that the contract provides for (a) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (b) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (c) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (d) a ceiling on the repayment of such development and construction costs; and (e) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justifies the larger profit allocation and longer term. No contract term shall exceed five years, and no fee in excess of 30% of net revenues may be approved unless the NIGC is satisfied that a "very substantial capital investment" will be made by the management contractor, in relation to the size, cost, location and income projections for the project.

        Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

        The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Indian gaming management companies, gaming equipment suppliers and certain lenders to Indian gaming operations. The NIGC will not approve a management company and may void an existing management contract if an officer, director, key employee or an interested party of the management company is (a) an elected member of the Indian tribal government that owns the facility being managed; (b) has been or is convicted of a felony gaming offense; (c) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (d) has refused to respond to questions from the NIGC; or (e) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. The Regulations incorporate and elaborate upon these requirements and provide that a management contract shall be terminated if certain persons, who are not clearly identified, are convicted of any felony or misdemeanor offense after the contract becomes effective, or if a person has attempted to unduly influence any decision or process of tribal government.

        Even after a management contract has been approved, the NIGC has the authority to void the contract if an interested party engages in certain activities, including refusing to respond to inquiries of the NIGC, or, in the opinion of the NIGC, has a reputation that enhances the possibility of unsuitable activities in gaming. Inland Entertainment's Amended and Restated Articles of Incorporation provide that in the event that an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which Inland Entertainment is a party, such interested party shall be required to divest all of Inland Entertainment's stock owned by such party within a 90 day period. If the interested party is unable to sell such stock within this period, Inland Entertainment must repurchase it at a designated purchase price below the fair market value of such stock. As a public company, Inland Entertainment will be limited in its ability to regulate who its shareholders may be. In the event that Inland Entertainment cannot purchase such shares, whether for financial reasons or because such interested shareholder refuses to sell such shares to any party, and the NIGC, as a result of such interested shareholder's actions, denies approval of, or seeks to void the Consulting Agreement or other agreements, such action by the NIGC would have a material adverse effect on Inland Entertainment and its subsidiaries.

        In March 1996, the Barona Tribe submitted the Initial Consulting Agreement (a predecessor agreement to the Amended and Restated Consulting Agreement) to the NIGC. In May 1996, the NIGC (a) determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval and (b) forwarded the Initial Consulting Agreement to the BIA who in July 1997 reviewed the Initial Consulting Agreement and determined that no further action by the BIA with respect to such agreement was required. In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997 (the "NIGC Settlement Obligation"). The Company will account for the $2,000,000 in payments as deferred contract costs, which will be amortized over the remaining term of the Consulting Agreement with the Barona Tribe.

        In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and the Company, which will include a review of the Amended and Restated Consulting Agreement. In September 1999, the Company submitted the Modification to the NIGC for review. The review commenced in March 1999 is currently pending.

        The Company believes that the Amended and Restated Consulting Agreement, as amended by the Modification, is not a management contract, based upon (a) the May 1996 and July 1997 determinations of the NIGC and the BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January Settlement Agreement, and (c) the actual elements of the relationship between the Barona Casino and the Company. However, there can be no assurance that the NIGC will determine that the Amended and Restated Consulting Agreement is not a management contract. The failure of the NIGC to determine that the Amended and Restated Consulting Agreement, as amended by the Modification, is not a management contract could have a material adverse effect on the business and financial condition of the Company and its subsidiaries. If the NIGC concludes that the Amended and Restated Consulting Agreement, as amended, is not a management agreement, the NIGC will forward the Amended and Restated Consulting Agreement and the Modification to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Amended and Restated Consulting Agreement and the Modification, and such failure to approve such agreements could have a material adverse effect on the business and financial condition of the Company. See Notes to Consolidated Financial Statements, Note B -- Barona Consulting Agreement, herein.

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

        STATE REGULATION. Pursuant to IGRA, certain electronic gaming activities are permissible only if agreed upon by state governments and tribal representatives. Such an agreement is referred to as a "compact." Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

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

        In March 1998, the Pala Compact was reached between the Pala Tribe and the State of California. The Pala Compact limited state-wide the total number of electronic lottery based machines to 19,900, to be divided equally among the 100 Federally recognized tribes in California. Although each tribe is allocated only 199 machines, those tribes choosing not to utilize their allocation may license their allocated machines to tribes seeking to accumulate more than the initial per tribe allocation; however, the maximum number of electronic devices permissible to any one tribe under the Pala compact was fixed at 975.

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

        Local communities will be given the right to conduct an advisory vote on whether a Native American gaming facility should be located within that locality. Although a negative vote will not result in preventing the location of a gaming enterprise at a specific location, it may prompt negotiations for different conditions in the compact specific to the local community where the gaming entity is to be located. Additionally, a tribe with a compact must make arrangements for mitigation of expenses for environmental, police, fire, emergency or other local services as set forth in the Pala Compact.

        On August 12, 1998, a tribal-state compact was signed between the State of California and the Barona Tribe (the "Barona Compact" or the "Compact"). The Barona Compact, as well as other compacts with other Indian tribes negotiated at that time, is based upon the provisions of the Pala Compact. The effect of the Barona Compact is to permit the Barona Tribe to engage in certain Class III gaming activities within the State of California. The Barona Compact ended a great amount of uncertainty and concern about the future of gaming activities at the Barona Casino. To become effective, the Barona Compact had to be approved by the U.S. Secretary of the Interior. The Barona Compact was approved by the Secretary, effective October 22, 1998.

        A summary of the important provisions of the Barona Compact is discussed below.

        The initial term of the Barona Compact will terminate on January 1, 2009, with an option to renew the Compact for two additional five year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or to have committed violations of compact terms on five or more occasions. The Barona Compact also may not be renewed in the event the following conditions subsequent occur: (a) if slot machines or certain other formerly prohibited forms of Class III gaming are authorized by legislative enactment, initiative, or judicial decision by any person for any purpose, or (b) at least one year before termination of the Barona Compact, the Governor of California notifies the Barona Tribe of an intention to not renew, setting out the specific reasons for such decision.

        Rather than the electronic machines currently in play, with the exception noted below, only the "Indian Lottery Games" which are defined by the terms of the Barona Compact may be operated in the Barona Casino. Indian Lottery Games are based upon the concept that the patrons are playing against one another and not the "house", since California prohibits house banked games, whether electronic or cards. There are two varieties of Indian Lottery Games permitted in the Compact: the Indian Video Lottery Match Game and the Indian Video Lottery Scratcher Game.

        The Barona Compact establishes limitations on Class III Gaming which may have a tendency to restrict gaming activities or operations. Among those which are of importance to the Barona Casino are the following: (a) the Barona Tribe may not operate any Class III gaming in a hotel or a structure which includes a hotel; (b) card games, including Class II card games, may not be played in the same room as that in which Class III activities are conducted; (c) no complimentary alcoholic beverages may be served at a compacted gaming facility;
(d) gaming may not be the exclusive business activity at any compacted facility;
(e) the Barona Tribe is prohibited from offering credit to any patron and no other person may extend credit to a patron (payments for gaming activities must be by cash, check, debit card, credit card or cash equivalents); (f) no person under the age of 21 is permitted to play or be present in any room where Class III gaming is offered, except for access to non-gaming areas of the facility; and (g) the Barona Tribe has been allocated 199 electronic lottery-based machines.

        The Barona Tribe's allocation of 199 electronic lottery-based machines may be adjusted by acquiring a license for additional machines from other tribes who do not themselves participate in gaming operations. The Barona Tribe must pay an established fee of $5,000 per device per year to the non-participating tribe, which also will have a maximum of 199 lottery machines allocated to it. Such licenses may be acquired only by those tribes with compacted Class III operations. However, the Barona Tribe may not acquire allocations for electronic lottery machines greater than the number it had on July 1, 1998, which was 1,057 devices. Additionally, if state legislation is enacted which establishes economic development zones, the allocated lottery devices permitted may be reduced by the number of devices representing 50% of the net income derived from private investments.

        Pursuant to an informal agreement with the California Division of Gaming Control (the "Gaming Control Division"), the Barona Tribe has been permitted to continue to operate its current 1,057 electronic gaming devices at the Barona Casino for an indefinite period of time. With the consent of the Gaming Control Division, of the 1,057 electronic gaming devices being operated at the Barona Casino, 8 are prototypes of the Indian Gaming Machines prescribed by the Barona Compact. At the present time, there are no such Indian Lottery devices available to any compacted Indian tribe in California other than for testing purposes.

        Based on the limited testing, there is insufficient data to determine whether these compact-defined devices will produce an income stream comparable to those machines currently in play at the Barona Casino. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from the Barona Casino's operations may have a materially adverse impact on the fees paid to the Company under the Consulting Agreement. However, in light of the new compact which the Barona Tribe has recently executed with the State of California and the new ballot measure to be included in the March 2000 ballot which, if adopted by the California voters, will significantly expand the scope of Indian gaming in California (both discussed below), the uncertainties relating to the Indian Lottery Games may become moot.

        Pursuant to the Compact, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. While the Barona Tribe does not have to be licensed because it is a sovereign governmental entity, the State Gambling Control Act applies state civil, criminal and regulatory control over all other persons and entities associated with or potentially associated with Class III tribal gaming. The Barona Tribe must establish an independent Tribal Gaming Commission, which will then have primary responsibility for investigation and regulation of gaming on the reservation. The Barona Tribe established their own Tribal Gaming Commission three years ago and adopted a Tribal Gaming Ordinance to authorize gaming on the Barona Reservation in 1993, which was subsequently approved by the NIGC in 1994.

        State findings of suitability are granted for only a year and key employees, tour operators, certain vendors, anyone with an interest in the casino, and anyone who has significant influence over gaming operations, including members of the Barona Tribe, must apply for a license and a finding of suitability. Work permits for other employees of the tribal gaming operations must be obtained from the State Gaming Control Agency. Such work permits must be renewed annually. Enrolled members of the Barona Tribe are not required to submit an application for suitability unless the State of California notifies the Barona Tribe of specific objections to a particular tribal member. The Barona Compact provides a "safe harbor" provision for current key employees of the Barona Tribe's gaming operations who may have been associated with Class III gaming activities prior to execution of the Barona Compact. Participation in such operations will not, in and of itself, be grounds to deny, suspend, or revoke a state determination of suitability. If other grounds exist, those may form an independent basis for a finding of unsuitability. The primary responsibility for conducting background investigations rests upon the Barona Tribal Gaming Commission, which must then coordinate its activities with the State Gaming Control Agency. The Barona Tribe must maintain a list of all its lottery devices, the shipping information, the manufacturer and the serial number of all such devices. It is not a state or Federal offense to transport or store gaming devices under an approved compact and if accomplished according to the guidelines of the compact.

        The Barona Compact contains provisions for resolution of patron disputes regarding gaming activities and claimed winnings. If the Tribal Gaming Commission cannot resolve the dispute, the matter will then be referred to the American Arbitration Association for hearing and decision. Arbitration rulings are final and non-appealable. The Compact also requires the Barona Tribe to carry public liability insurance with initial limits of $5,000,000 for personal injury and property damage claims. The Barona Tribe is not required to generally waive its sovereign immunity, but may not invoke sovereign immunity up to the $5,000,000 liability insurance limits. This would apply to injury or damage claims which arise from ordinary negligence actions, as well as certain intentional torts of which the Barona Tribe may have advance knowledge concerning the propensities of the employees or agents accused of the misconduct. In no event will the Barona Tribe be required to waive its sovereign immunity except to the extent of liability insurance.

        The Barona Compact requires that industrial insurance be made available to employees of the casino and outside agents who are employed to perform work at the gaming facility. Additional provisions require compliance with the Federal Occupational Safety and Health Act (OSHA), and certain related California laws pertaining to safety and health issues for employees. The gaming facility must comply with California unemployment, disability, withholding tax, compensation and working hours provisions, and must open the Barona Tribe's service employees to bargaining for collective representation of some type. The Barona Tribe agrees to not interfere with organizational efforts of a union or other entity.

        Under the terms of the Barona Compact, state and local criminal laws which could not generally be enforced on the Barona Reservation may now be enforced in the same manner as in California generally, except for certain activities at the gaming facility. Class III gaming operations are exclusively within the province of Federal law enforcement officers and Federal Courts; however, the Barona Compact provisions give the state jurisdiction to claim that violations of certain criminal laws constitute a breach of the Barona Compact. The Compact also contains provisions which require participation of the Barona Tribe with local governmental entities and law enforcement officials to share incremental expenses necessitated by the Class III operations. The Barona Tribe will agree to mitigate the incremental expenses of (a) significant environmental effects outside the Barona Reservation; (b) law enforcement services or other necessary public services; (c) compliance with local and county building and safety standards; (d) local public health and safety compliance costs, including planning and activities requiring substantial local involvement and financial mitigation; and (e) mitigation of compliance with the California Environmental Quality Act.

        The Governor may, at any time, prematurely terminate the Barona Compact under any of the following circumstances: (a) if at any time there is a legislative enactment or constitutional amendment which authorizes slot machines for any purpose in California; (b) the Barona Tribe is found to have engaged in any prohibited Class III gaming on two separate occasions or to have violated the Barona Compact provisions on five separate occasions; or (c) IGRA is repealed or a final decision of a Federal Appellate Court rules California has no obligation to negotiate compacts. The State Legislature may enact legislation to terminate the Barona Compact; however, the State of California acknowledges that the Barona Tribe does not agree the Legislature has power to do so. The Governor must commence negotiations for a new compact if a previous one is terminated for any reason, except the repeal of IGRA or a Federal Court ruling pertaining to mandatory negotiation of compacts. Should IGRA be amended or any California law enacted which either expands or reduces the scope of Class III gaming, either party may request the other to negotiate in good faith to amend the terms of the Barona Compact to reflect those changes.

        In August 1998, the California Legislature passed legislation ("AB489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the State of California and certain Indian tribes, including the Barona Tribe. AB489 was scheduled to go into effect on January 1, 1999; however, a referendum petition to overturn AB489 qualified for the March 2000 general election ballot. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, there is a legal question as to whether the Governor's signature on the Barona Compact is sufficient.

        On September 10, 1999, the Governor of the State of California entered into tribal-state compacts with 57 Federally recognized Indian tribes, including the Barona Tribe. Such compacts are subject to ratification by the California legislature, approval by the U.S. Secretary of the Interior and passage of California State Constitutional Amendment 11. (See the discussion regarding such Amendment below under the caption "Legislation"). On September 10, 1999, the California Legislature voted to ratify each of the above-referenced compacts including the Barona Compact II. There is no assurance that the remaining conditions will be satisfied. For purposes of the discussion herein, the September 10, 1999 Barona Compact shall be referred to as the "Barona Compact II." Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect.

        The Barona Compact II significantly expands the permissible scope of Indian gaming beyond that permitted under the Barona Compact. Pursuant to the Barona Compact II, the scope of permissible gaming activities includes the operation of "gaming devices," including slot machines and various other electronic video games, all of which may be "house" banked; any banking or percentage card game; and games authorized under the California State Lottery. In addition, the Barona Compact II does not restrict the Barona Tribe from operating Class III gaming in a hotel and does not restrict any card games from being played in the same room as Class III gaming devices. The Barona Compact II also contains the following key provisions: (a) no complimentary alcoholic beverages may be served at a compacted gaming facility; (b) gaming does not have to be the exclusive activity at any compacted facility; (c) the Barona Tribe is prohibited from offering credit to any patron and no other person may extend credit to a patron (payments for gaming activities must be by cash, check debit card, credit card or cash equivalents); (d) if alcohol is being served in the gaming facility, no person under the age of 21 is permitted to play or be present in any room in which Class III gaming activities are being conducted and in which alcoholic beverages may be consumed; (e) if no alcohol is served in the gaming facility, no person under the age of 18 is permitted to play or be present in any room in which Class III gaming activities are being conducted; and (f) the Barona Tribe has been permitted to keep its 1,057 gaming devices.

        The Barona Tribe may acquire licenses to use gaming devices in excess of 1,057, but in no event may the Barona Tribe operate more than 2,000 gaming devices. The Barona Tribe may acquire and maintain a license to operate a gaming device by paying to the State of California on a quarterly basis the following amounts:

                 Number of                 Fee Per Device
                 Licensed Devices          Per Annum
                 1 - 350                   $0
                 351 - 750                 $900
                 751 - 1,250               $1,950
                 1,251 - 2,000             $4,350

        Pursuant to the terms of the Barona Compact II, licenses to use gaming devices shall be awarded pursuant to a formula set forth in such compact.

        In addition to the licensing fees, the Barona Tribe will be required to make contributions to a state fund at the conclusion of the first calendar quarter following the second anniversary date of the effective date of the Barona Compact II. The Barona Tribe will make the contribution according to a formula based on the number of gaming devices in operation at September 1, 1999 and will be in a range from 0 to 13% of the gaming device's net winnings.

        Pursuant to the Barona Compact II, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity. The licensing process shall involve joint cooperation between the Tribal Gaming Commission and the State Gaming Agency. The Barona Tribe must establish an independent Tribal Gaming

Commission, which will then have primary responsibility for investigation and regulation of gaming on the reservation. As noted above, the Barona Tribe established their own Tribal Gaming Commission three years ago and adopted a Tribal Gaming Ordinance to authorize gaming on the Barona Reservation in 1993, which was subsequently approved by the NIGC in 1994.

        Findings of suitability are granted for two years and key employees, certain vendors, anyone with an interest in the casino, and anyone who has significant influence over gaming operations, including tribal members, must apply for a license and a finding of suitability. Enrolled members of the Barona Tribe are not required to submit an application for suitability unless the State of California notifies the Barona Tribe of specific objections to a particular tribal member. The Barona Compact II provides a "safe harbor" provision for current key employees of the Barona Tribe's gaming operations who may have been associated with Class III gaming activities prior to execution of the Barona Compact II. Participation in such operations will not, in and of itself, be grounds to deny, suspend, or revoke a state determination of suitability. If other grounds exist, those may form an independent basis for a finding of unsuitability. The primary responsibility for conducting background investigations rests upon the Barona Tribal Gaming Commission, which must then coordinate its activities with the State Gaming Agency. The Barona Tribe must maintain a list of all of its gaming devices, the shipping information, the manufacturer and the serial number of all such devices. It is not a state or Federal offense to transport or store gaming devices under an approved compact and if accomplished according to the guidelines of the compact.

        The Barona Compact II requires the Barona Tribe to carry public liability insurance with initial limits of $5,000,000 for personal injury and property damage claims. The Barona Tribe is not required to generally waive its sovereign immunity, but may not invoke sovereign immunity up to the $5,000,000 liability insurance limits. This would apply to injury or damage claims which arise from ordinary negligence actions, as well as certain intentional torts of which the Barona Tribe may have advance knowledge concerning the propensities of the employees or agents accused of the misconduct. In no event will the Barona Tribe be required to waive its sovereign immunity except to the extent of liability insurance.

        The Barona Compact II requires that industrial insurance be made available to employees of the casino and outside agents who are employed to perform work at the gaming facility. Additional provisions require compliance with the Federal Occupational Safety and Health Act (OSHA), and certain related California laws pertaining to safety and health issues for employees. The gaming facility must comply with California unemployment, disability, withholding tax, compensation and working hour provisions, and must allow the Barona Tribe's service employees to bargain for collective representation of some type. The Barona Tribe agrees not to interfere with organizational efforts of a union or other similar entity. The Barona Compact II also sets forth a form of Tribal Labor Relations Ordinance which every signing tribe must adopt. The Barona Tribe is currently inquiring of the State of California whether their existing similar ordinance is sufficient.

        The Barona Tribe or the State of California may bring an action in Federal court, after providing a 60 day written notice of an opportunity to cure any alleged breach of the Barona

Compact II for a declaration that the party has materially breached such Compact. Upon issuance of such a declaration, the complaining party may unilaterally terminate the Barona Compact II upon service of written notice on the other party. In the event a Federal court determines that it lacks jurisdiction over such an action, the action may be brought in the superior court for the county in which the Barona Casino is located. The terms and conditions of the Barona Compact II may be amended at any time by mutual and written agreement of both parties.

        "The Tribal Government Gaming and Economic Self Sufficiency Act of 1998" (otherwise referred to herein as "Proposition 5" or the "Initiative") was proposed by several Indian Nations in California, along with support from certain California State Legislators. The Initiative was placed on the November 1998 California General Election Ballot. Under Proposition 5, the Governor would be authorized to execute a gaming compact containing the terms prescribed therein. Pursuant to the terms of the Initiative, execution of a compact became a ministerial act which must be accomplished within 30 days after written request from a tribe. Any Federally recognized tribe which has proposed a tribal-state compact under the terms of IGRA may negotiate with the state for a compact different from the one set out in the Initiative. The Governor was authorized to negotiate and execute such a compact without legislative approval as long as it did not expand the scope of Class III gaming permitted under the compact set forth in Proposition 5, or require the appropriation of additional state funds by the California legislature. If the California legislature acted to pass a law which expands the scope of permissible gaming authority, such legislation would not be deemed in conflict with Proposition 5. In August 1999, the California Supreme Court ruled that those provisions of Proposition 5 which attempted to amend the California constitutional prohibition against gaming were unconstitutional. While this ruling did not effect the validity of the Barona Compact, it did preclude the Barona Tribe, as well as other Indian tribes, from entering into the "form" compact provided by Proposition 5, thereby allowing such tribes to offer electronic games which more closely resembled "Las Vegas" style games and to expand the scope of gaming overall.

        On September 10, 1999, the California legislature approved State Constitutional Amendment 11 ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. SCA 11 addresses the deficiencies of Proposition 5. If approved by the people of California on the March 2000 General Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by Federally recognized Indian tribes on Indian lands in California. SCA 11 further provides that any such compact would be subject to ratification by the California legislature.

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

        CONCLUSION CONCERNING INDIAN GAMING REGULATION

        There are significant civil and criminal penalties associated with operating gaming activities on the Barona Tribe's Indian Reservation otherwise than in strict compliance with relevant law. These penalties may be imposed on both the Barona Tribe and Inland Entertainment and are generally described above. The imposition of some or all of these sanctions on either the Barona Tribe or the Company could have a material adverse effect on the operations and financial prospects of Inland Entertainment and its subsidiaries. In light of the uncertainties regarding interpretation and enforcement of certain Federal and state laws and regulations, reported financial information is not necessarily indicative of Inland Entertainment's future operating results or financial condition. Management of Inland Entertainment believes gaming activities will continue to be conducted at the Barona Casino and that such activities are expressly permitted under IGRA and the laws of the State of California.

WEB-SITE DEVELOPMENT SEGMENT

        OVERVIEW

        In August 1998, the Company acquired Cyberworks, Inc., an Internet marketing and web-site development company. Cyberworks operates as a wholly-owned subsidiary of the Company. Cyberworks' services include full service web-site development, strategic consulting for interactive and on-line business development and custom Internet application. Cyberworks provides its services to clients in the entertainment, technology and business-to-business industries, and to various professional associations and non-profit organizations.

        COMPETITION

        Cyberworks competes with a number of Internet professional services firms nationally to address the significant and rapidly growing market for Internet solutions. The financial, technological and personnel resources of these firms vary significantly and certain competitors may have a greater ability and resources to supply clients with certain strategic, technical and creative skills. Competition in the future for Cyberworks also may include (a) traditional marketing, advertising or technology service providers, (b) national information technology consulting service providers or (c) large computer technology product and service vendors.

        MARKETING STRATEGIES

        Cyberworks markets its services as a consultant and web-site developer to its customers through personal contacts, media advertising, participation at industry conferences and presentations of the Company's qualifications and credentials. In its role as a consultant, Cyberworks develops marketing and distribution strategies for its clients, including innovative on-line promotional programs and focused interactive efforts.

        The Company believes that the most successful Internet companies will rapidly identify market demands and move quickly to satisfy those demands. Cyberworks' marketing objective is to gain market share, secure critical strategic partnerships, and to create a brand name, making competition more difficult for new entrants. As part of Cyberworks' marketing strategy, it strives to keep abreast of Internet and industry-specific developments and to identify and target companies as clients who have the potential to become industry leaders.

INTERNET GAMING SEGMENT

        Since March 1998, Inland Entertainment through consulting agreements with its wholly-owned subsidiary, Worldwide Media Holdings, N.V. ("WMH"), has provided consulting services related to Internet casinos, including the development of casino style games and marketing and promoting of Internet casinos through web-site development, Internet advertising and conventional advertising. Currently, the Company is providing consulting services to the following international Internet casinos: Casino Australia, the Kenny Rogers Casino, The Good Luck Club and Las Vegas At Home Casino. WMH does not operate any of these casinos and none of the casinos accept wagers from the United States and its territories.

        Additional services provided by the Company include (a) designing, developing and improving casino games; (b) developing web sites, splash pages and banner ads used in advertising and marketing on the Internet; and (c) developing customer service programs designed to promote repeat business and a high level of customer satisfaction and loyalty for its clients.

        The acquisition of Cyberworks in August 1998 constituted a significant addition to the consulting and marketing services that the Company provides to its Internet related clients. As a leader in both Internet marketing and web-site design, Cyberworks provides Inland Entertainment with the enhanced ability to design and develop software, web-sites, banner ads and advertisements for its Internet gaming clients and therefore allow the Company to more effectively compete in the Internet marketplace.

        On July 12, 1999, the Company launched the "Vegas At Home" portal web-site, which is designed to provide both the gaming industry and its gaming patrons with an on-line, central location or "town" containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos, as well as links to the four above-referenced Internet-based casino web-sites.

        WMH has entered into two significant agreements related to Internet gaming. In March 1998, WMH entered into a Marketing Representative Agreement (the "Marketing Representative Agreement") with Cyberluck Curacao, N.V. ("Cyberluck") and Bardenac Holding, N.V. ("Bardenac"). Cyberluck is the holder of the Netherlands Antilles gaming license and is authorized to operate games of chance on the international market via the Internet. Pursuant to an agreement between Cyberluck and Intertainet Overseas Licensing Ltd. ("IOL"), the provider of software to Cyberluck, Bardenac was appointed as the "information provider" on behalf of Cyberluck and is the owner of the casinos that are serviced by WMH. Under the terms of the Marketing Representative Agreement, WMH is responsible for providing Cyberluck and Bardenac services related to (a) web site design, engineering and construction including the development of entry and download instructions and playing strategy pages; (b) advertising production, design and placement both on-line and off-line, all directory and search engine submissions, and all banner advertising design, construction and placement; (c) promotional items, discounts, "free play" promotions, activities, contests for prizes and/or money related to the casinos; (d) all promotional activities of any kind of description, whether delivered via e-mail notification, on-line banner advertising, traditional media advertising, or personal and word-of-mouth; and
(e) service activities engaged in to obtain, retain, service and enhance the playing experience of the end-users in the casinos.

        The Marketing Representative Agreement provides for an initial term of five years which commenced on March 13, 1998, with a one-year automatic renewal subject to (a) certain termination rights of the parties and (b) termination of the Software Agreement (described below). For its services, WMH receives a fee equal to a percentage of the net profits of each casino (as defined under the Marketing Representative Agreement). Pursuant to an agreement between the Company and WMH, Inland Entertainment provides certain consulting, distribution and marketing services to WMH in connection with WMH's fulfillment of its obligations under the Marketing Representative Agreement.

        In March 1998, WMH also entered into a Software Supply and Support Agreement (the "Software Agreement") with IOL. Pursuant to the Software Agreement, for an initial license fee, IOL provides to WMH casino software and related technology, hardware and technical and support services related to WMH's services pursuant to the Marketing Representative Agreement. Under the Software Agreement, WMH is responsible for soliciting end-users for the software applications and is obligated to (a) employ its best efforts to market and promote the software of IOL to prospective end-users; (b) create, implement and pay for all marketing and promotional efforts related to marketing and promotion of the software to prospective end-users; and (c) pay all fees, charges and costs including customization fees, additional custom programming services, fees incurred in connection with regulatory compliance and incidental expenses. The Software Agreement provides for an initial term of five years which commenced on March 13, 1998, with a one-year automatic renewal, subject to certain termination rights of the parties. The Software Agreement obligates WMH to spend $120,000 per year on marketing services related to the promotion of on-line casinos. Additionally, there are certain sales targets that the on-line casinos must meet or the Agreement may be subject to termination by IOL. WMH earns fees based on the net profits of the on-line casinos adjusted by a reserve established for potential casino customer charge-backs (i.e., credit card disputes).

        COMPETITION

        The Company competes with other management and consulting companies that market, promote and distribute Internet casinos and related products. The growth in the number of Internet casinos continues to be a recent phenomenon. Consequently, there is insufficient information with respect to developing trends in both marketing strategies and the utilization of outside consulting companies, such as the Company, in providing marketing and promotional services to on-line casinos. Other marketing and consulting firms and other companies that operate on-line casinos may have greater financial resources and personnel with more experience than Inland Entertainment. Competition in the future also may be affected by (a) the proliferation in the number of on-line casinos and gaming-related portal sites; (b) changes in international, national, regional and local market conditions; (c) growth and development of licensing and regulatory programs in national and international markets; (d) changes in international, national, regional and local populations and disposable income characteristics; and (e) changes in Internet technology. Inland Entertainment's clients compete with other forms of gaming including national and international lotteries, traditional casinos, sports betting and horse racing.

        Casino Australia, the Kenny Rogers Casino, The Good Luck Club and Las Vegas At Home Casino each operate in a highly competitive gaming industry. Based upon data compiled by the Company, exclusive of the United States, its territories and the Netherlands Antilles, these casinos compete, on a worldwide basis, with over 250 interactive on-line casinos. Competition is likely to increase as Internet and other forms of gaming continue to expand.

        MARKETING STRATEGIES

        The Company markets its services as a consultant to the Internet gaming industry and to prospective gaming end-users through personal contacts with industry leaders, attendance at industry conferences and presentations of the Company's qualifications and credentials. In its role as consultant, the Company develops marketing and distribution strategies for its clients, including innovative promotional programs and focused marketing efforts.

        REGULATORY MATTERS

        Internet gaming operations in general are subject to the licensing and regulatory requirements of the jurisdiction which issues the gaming license and in which the server is located. Unlike traditional, land-based casino gaming, Internet gaming is a recent phenomenon utilizing technologies which most jurisdictions and governmental authorities are only now beginning to address. Consequently, the current regulatory environment regarding Internet gaming is slowly evolving, as jurisdictions become more familiar with the technical aspects of Internet commerce. While several countries have enacted laws that permit or allow for the licensing of Internet casinos, few have as yet developed a regulatory structure for regulation and oversight of Internet gaming activities. The rapid growth in the number of on-line casinos and sports wagering businesses has increased the pressure on national, provincial, state and local governments to address Internet technologies and commercial activities including gaming. Consequently, in addition to countries that currently issue Internet gaming licenses, several jurisdictions have begun to develop more stringent licensing and regulatory requirements for Internet casinos.

        Due to both the nascent stage of Internet technologies and the lack of legislation, laws, and regulatory structures dealing specifically with Internet gaming, there has yet to develop any trend in regards to the jurisdictional treatment of laws related to Internet gaming. In general, legislation in most countries concerning gaming was enacted prior to the advent of Internet technologies and was designed to address "traditional" land-based gaming operations. Unlike traditional gaming activities in which the player must be physically located in close proximity to the "activity," Internet technologies allow a player to access the casino site from a computer terminal almost anywhere in the world. Consequently, the ability of a given country to exercise jurisdiction over the gaming activity is problematic.

        Currently, the U.S. Senate is considering enactment of the Internet Gambling Prohibition Act (S.474), known as the Kyl Bill (the "Kyl Bill".) The Kyl Bill seeks to expand the application of the Federal Wire Act, 18 U.S.C 1084, to all forms of gaming over the Internet by making the Wire Act applicable to both bettors and gamblers and by confirming the Act's extraterritorial application. Originally, the Wire Act applied to "wire communications" and prohibited the use of interstate telephone lines to conduct a betting or wagering business. The Wire Act specifically references "sporting event or contest" and permits a strong argument that it pertains only to sports-related gaming. The Kyl Bill would extend the Wire Act's application to all forms of non-exempt gaming including casino style games. The House of Representatives is currently considering legislation similar to the Kyl Bill. Passage of the Kyl Bill would operate to effectively prohibit all forms of casino style gaming over the Internet by individuals physically located in the United States or any federal territory. Due to the uncertain nature of this legislation, clients of the Company and its subsidiaries do not accept wagers from the United States. The ultimate impact of the passage of the Kyl Bill upon the Company cannot be determined at this time.

        In May 1998, the Minnesota Supreme Court held that the State of Minnesota has jurisdiction to press consumer fraud charges against an Internet gaming site operator in Nevada who "purposefully availed themselves" of the privilege of doing business in Minnesota by placing information about their services on a Web page accessible to Minnesota residents. The allegations of consumer fraud involve representations allegedly made by the defendants that the `sports betting' services were legal. The State of Minnesota contended that wagering on sporting events in Minnesota violated state laws prohibiting commercial sports betting and, consequently, the companies' conduct involved false advertising, deceptive trade practices and consumer fraud. Pending a substantive determination as to the underlying consumer fraud issues, the case is one principally concerned with the issue of jurisdiction. Arguably, the case stands for the proposition that a Web-site which (a) is accessible from within a given jurisdiction and (b) seeks to solicit business or in fact transacts business over the Internet in that state, subjects the site operator to the jurisdiction of that state. Consequently, accepting bets or wagers over the Internet from residents within a given state would subject the casino operator to the jurisdiction of the state from which the wager was accepted. As stated above, clients of the Company and its subsidiaries do not accept wagers from the United States; accordingly, the case has little direct potential impact upon the Company.

        Although numerous countries including the Netherlands Antilles, Antigua, Belize, Costa Rica, Austria and Dominica have enacted legislation licensing Internet gaming, only a few countries such as Australia and Liechtenstein are currently in the process of developing comprehensive regulatory schemes dealing with Internet gaming. Legislation such as Queensland Australia's "Interactive Gambling (Player Protection) Act of 1998" is designed to provide regulatory control both within a given jurisdiction (Queensland) as well as outside such jurisdiction to the extent of the territorial legislative powers of the government. The impact of Australia's legislation is difficult to evaluate inasmuch as the government of Australia is still in the process of creating a regulatory scheme mandated by the legislation. It is anticipated that the casinos of the clients of the Company and its subsidiaries will adjust their business practices to meet regulatory compliance as the circumstances may warrant.

        The expansion of the Company's Internet related marketing efforts through WMH and the launch of the Company's "Vegas At Home" portal web-site ("VAH portal") raises new business liability issues for the Company. Both the low cost and worldwide reach of the Internet allows for targeted, quick and interactive communications with industry businesses and their customers through the use of banner ads, keywords and hyperlinks. At the same time, this access presents unique legal issues concerning Internet advertising. As an advertising portal, the VAH portal exposes the Company to liability for false, misdescriptive, or misleading advertising, liability for copyright or trademark infringement and various common law torts such as defamation or libel. Two principal pieces of legislation, the Telecommunications Act of 1996, Section 230, known as the "safe harbor" for on-line service providers ("Section 230"), and the Digital Millennium Copyright Act ("DMCA"), afford the Company a limited degree of protection concerning the content, use and distribution of information provided by clients utilizing the marketing potential of the VAH portal. Section 230 provides a broad exemption from liability as a publisher or speaker against defamation and libel claims. The DMCA provides service providers with a limited copyright "safe harbor" against infringement liability for the display or distribution of materials subject to third party copyright protection. The protection provided by the DMCA will vary to the extent that the VAH portal is determined to "function primarily as a store" and not simply as a "conduit" or provider of access to information. Similarly, Section 230 does not offer protection against claims of infringement of intellectual property rights, violation of criminal laws, and in certain other situations. The "safe harbors" for service providers created by Section 230 and the DMCA provide protection only within the United States. Consequently, the extent to which the VAH portal operates internationally will, therefore, subject the Company to the laws of the other jurisdictions in which it operates.

        The growth in Internet technologies and the dynamics of Internet commerce are such that many legal issues bearing on the propriety of the functions and services provided by the Company and its subsidiaries are yet to be resolved. Jurisdictional questions regarding the applicability of a particular country's gaming and advertising/marketing laws to the Company's activities, including determinations as to "where" the gaming or marketing activities actually occur, are outstanding and will be answered as the various countries move forward in addressing Internet related legal issues. As jurisdictions move to address Internet related gaming issues, there will, in all probability, be significant civil and criminal penalties associated with operating Internet gaming activities otherwise than in strict compliance with relevant law and judicial interpretations thereof. A determination that certain consulting and marketing activities performed by WMH are impermissible could have a material adverse effect on the business, operations and financial condition of the Company and its subsidiaries in light of financial resources and personnel committed by the Company to this new business venture. The extent of such findings and the associated loss of revenue, in the aggregate and over what period of time, are all issues incapable of accurate resolution at this time. Any government action, inquiry and/or investigation could have a material adverse effect on the competitive position of Inland Entertainment and WMH in the Internet gaming industry. Until the uncertainties regarding current and future legislation and regulatory developments and the interpretation and enforcement of such laws as they relate to Internet gaming become more clear, reported financial information may not necessarily be indicative of Inland Entertainment's future operating results or financial condition. The imposition of any penalties against the Company could have a material adverse effect on the operations and financial prospects of the Company and its subsidiaries.

EMPLOYEES

        As of June 30, 1999, the Company and its subsidiaries had 46 full-time employees and one part-time employee. Of that amount, 16 are primarily dedicated to Indian gaming and Internet gaming and 25 are dedicated to Cyberworks. The remainder and certain employees of the Company who are dedicated to Indian and Internet gaming perform executive and administrative services for the Company and its subsidiaries.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's executive offices are located at 16868 Via Del Campo Court, Suite 200, San Diego, California 92127, and consist of approximately 20,000 square feet under a lease that will expire in October 2002. Cyberworks' executive offices are located in the same building. The Company also leases approximately 1,000 square feet of office space in Santa Monica, California for its Venture-Catalyst.com Division. That lease expires in March 2002. The Company believes that the current facilities of the Company and its subsidiaries will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

        As of September 17, 1999, neither the Company nor any of its subsidiaries was a party to any material, pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

        The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq Stock Market as a National Market System Security under the symbol INLD. The table below reflects the high and low sale prices of the Common Stock as reported by The Nasdaq Stock Market, Inc. for the periods indicated.

                                                    HIGH     LOW
                                                    ----     ---
                  FISCAL YEAR 1998
                  First Quarter...............     $7.13   $2.75
                  Second Quarter..............      6.19    3.75
                  Third Quarter...............      3.88    2.13
                  Fourth Quarter..............      4.63    2.75

                  FISCAL YEAR 1999
                  First Quarter...............     $7.50   $2.30
                  Second Quarter..............      6.00    2.69
                  Third Quarter...............      5.00    1.69
                  Fourth Quarter..............      3.31    2.25


HOLDERS

        The number of shareholders of record as of September 17, 1999 was 3,174.

DIVIDEND POLICY

        To date, the Company has not paid any dividends and does not intend to pay any dividends in the foreseeable future. The Company is not currently restricted from paying cash dividends. The Company presently plans to reinvest earnings in order to finance the expansion and development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        Inland Entertainment Corporation operates in three business segments:
(a) Indian Gaming Consulting; (b) Web-site development services; and (c) Internet Gaming. Of the three segments, substantially all of the revenue earned in Fiscal 1999 was attributable to Indian Gaming Consulting. Unless otherwise specified in this Item 6, "Inland Entertainment Corporation" or the "Company" refers to the Company and its subsidiaries.

        INDIAN GAMING CONSULTING

        The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of the Amended and Restated Consulting Agreement, as amended by Modification #1 to such agreement (hereinafter referred to as the "Barona Consulting Agreement" or the "Consulting Agreement") which expires in March 2004. The total consulting fees paid to the Company under the Consulting Agreement are based upon a net profits formula which includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, the Company's consulting revenue may not correspondingly increase because expenses at the Barona Casino also may have increased.

        From February 1992 through March 1996, the Company provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, funds to purchase or construct all fixed assets such as buildings, equipment and capital improvements, were contributed to the Barona Casino by the Company. In the aggregate, the Company contributed approximately $13,000,000 over the period. Neither the Barona Tribe nor the Barona Casino paid for any of the fixed assets at the Barona Casino during such period. Due to the "investment" made by the Company to the Barona Casino, the value of the Barona Casino has increased, thereby enhancing the potential fees which may be earned by the Company over the life of its contractual relationship with the Barona Tribe. These monies contributed to the Barona Casino which have been used to purchase or construct fixed assets have been viewed by the Company as intangible assets and referred to as "deferred contract costs" and are being amortized to expense over the remaining life of the Consulting Agreement through March 2004. However, given the nature of the assets, if the recoverability is determined not to be probable, the Company will charge to expense the unamortized portion.

        In 1996, the Barona Casino became financially self-sufficient and the Company's relationship with the Barona Tribe evolved from that of manager of the Barona Casino to consultant to the Barona Tribe which became the manager of the Barona Casino. Since the Company has transitioned from manager to consultant, there have been only two types of investments by the Company to the Barona Tribe. The first related to project commitments made when the Company was acting as "manager" of the Barona Casino pursuant to the management agreement. Funds attributable to this category have equaled in the aggregate approximately $550,000. The second investment category related to the $2,000,000 NIGC settlement. Commencing in November 1996, the Company committed to contribute $2,000,000 to the Barona Tribe to be used to construct a new road and entrance to the Barona Casino. As of June 30, 1999, the Company has paid $1,200,000 of the $2,000,000 commitment.

        At this time, the Company has no plans to contribute additional funds to the Barona Tribe or the Barona Casino in the form of deferred contract costs. However, the Company will assist the Barona Tribe from time to time in obtaining third party outside financing for the Barona Casino if internal funding from the Barona Casino is not adequate to meet the Barona Casino's project needs. See the discussion herein under the caption "Liquidity and Capital Resources" relating to the Company's advance of funds to the Barona Casino in connection with the Barona Casino's current expansion project.

        WEB SITE DEVELOPMENT BUSINESS

        On August 27, 1998, the Company acquired Cyberworks, Inc. ("Cyberworks"), a web-site developer and on-line marketing company. Cyberworks was acquired for an aggregate purchase price, excluding acquisition costs, of $3,560,000, consisting of $500,000 cash and 750,000 shares of the Company's common stock, $.001 par value per share. The acquisition was accounted for as a purchase and Cyberworks is being operated as a wholly-owned subsidiary of the Company. There is only approximately ten months of Cyberworks' operating results in the Company's consolidated financial statements for the fiscal year ended June 30, 1999 ("Fiscal 1999"). Accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements. (See Notes to Consolidated Financial Statements, Note E. Acquisition.)

        INTERNET GAMING

        In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings, N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH provides consulting services related to Internet casinos, including the development of casino-style games and marketing and promoting of Internet casinos through web site development, Internet advertising and conventional advertising. Currently, WMH is providing consulting and marketing services to four international Internet casinos; Casino Australia, the Kenny Rogers Casino, The Good Luck Club and Las Vegas At Home Casino. WMH does not operate any of these casinos and none of the casinos accept wagers from the United States or its territories. WMH earns fees to promote and market such casinos based on a percentage of the net profits of the on-line casinos. In connection with the terms of a software licensing agreement, WMH is required to invest a minimum of $120,000 per year of its own funds for marketing services to promote the on-line casinos.

        The Company has incurred significant costs in the last two fiscal years to evaluate and pursue new business opportunities in the Internet gaming industry. The Internet gaming business segment is now past the start-up phase and the Company realized significant cost reductions during the last half of Fiscal 1999, compared with the first half of Fiscal 1999, primarily in the areas of compensation, professional services, advertising, marketing and promotion.

RESULTS OF OPERATIONS

        TWELVE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE TWELVE MONTHS ENDED JUNE 30, 1998

        Revenue. Consolidated revenues increased 3.8% to $15,200,635 in Fiscal 1999 from $14,647,460 in Fiscal 1998. Despite revenue growth at the Barona Casino, revenues from Indian gaming consulting decreased 9.7% to $13,214,099 in Fiscal 1999 from $14,626,469 in Fiscal 1998, due to an increase in operating expenses at that facility. Approximately 87% of the Company's Fiscal 1999 revenues were attributable to fees earned under the Consulting Agreement.

        Revenues earned by Cyberworks from web-site development and on-line marketing were $1,557,437 for approximately 10 months since its acquisition by the Company on August 27, 1998.

        Revenues earned by WMH for consulting services to Internet casinos were $429,100 for Fiscal 1999, an increase from $20,991 in Fiscal 1998. The increase was due to (a) increased activity in the Internet casinos marketed by WMH, (b) additional casinos being serviced and (c) a full year of fees earned during Fiscal 1999, as opposed to only three months of fees earned during Fiscal 1998.

        Compensation and Benefits. Compensation and benefits expenses increased 42.4% to $4,801,998 for Fiscal 1999 from $3,372,974 for Fiscal 1998 primarily due to the addition of the Cyberworks' employees. Full-time equivalent personnel increased to 46 at June 30, 1999 from 18 at June 30, 1998.

        Approximately $1.75 million in compensation and benefits expenses were attributable to Cyberworks. These costs represented approximately 77% of Cyberworks' total expenses. Because Cyberworks is in a growth phase, much of the compensation and benefits expense related to the recruitment, training and development of personnel which, in part, contributed to an operating loss before taxes for Fiscal 1999 of approximately $172,000 for the Cyberworks subsidiary.

        General and Administrative Expenses. General and administrative expenses increased 54.9% to $7,579,061 for Fiscal 1999 from $4,894,429 for Fiscal 1998.
The increase in expenses was primarily the result of the following factors: (a) start-up, advertising, promotion and support costs attributable to the four on-line casinos to which the Company provided marketing services; (b) approximately $800,000 in strategic political contributions relating to the Indian Gaming Initiative ("Proposition 5") presented to the voters of California on the November 1998 General Election Ballot; (c) third-party consulting fees incurred by the

Company in connection with its performance of consulting services to the Barona Casino; (d) amortization of goodwill related to the acquisition of Cyberworks; and (e) a write-off of capitalized costs associated with internally-developed software.

        The significant start up costs, advertising, promotion and support of the on-line casinos, in conjunction with the write-off of capitalized costs associated with internally-developed software, attributed to an approximately $2.2 million operating loss before taxes for Fiscal 1999 for the Internet Gaming business segment. This compares to an operating loss of approximately $1.6 million in Fiscal 1998.

        Amortization of Deferred Contract Costs. Amortization of deferred contract costs decreased 71.3% to $670,512 for Fiscal 1999 from $2,333,516 for Fiscal 1998. In February 1998, a new consulting agreement was entered into with the Barona Tribe that extended the term of the contract by an additional 60 months, thereby increasing the deferred contract costs amortization period by an additional 60 months. See Notes to Consolidated Financial Statements, Note B -- Barona Consulting Agreement.

        Other Income and Expense. For Fiscal 1999, interest income was $597,960 compared to $648,315 for Fiscal 1998. The decrease was due to a decrease in the Company's investments and cash equivalent balances during the year and due to lower interest rates earned on investments during the last half of the year. Interest expense increased to $708,333 in Fiscal 1999 from $538,040 in Fiscal 1998, primarily as a result of an increase in payment obligations due to two shareholders, including a former director of the Company, in connection with the repurchase of the Company's common stock held by them in September 1996. See Notes to Consolidated Financial Statements, Note I -- Stock Repurchase/Long-Term Debt.

        Income Tax Provision. The income tax provision decreased 29.2% to $1,247,000 for Fiscal 1999, based on income before taxes of $2,038,691 from $1,760,879 in Fiscal 1998, based on income before taxes of $4,156,816. The effective tax rate increased to approximately 61% in Fiscal 1999 from approximately 42% in Fiscal 1998 because certain expenses, including approximately $800,000 in political contributions and approximately $308,000 in amortization of goodwill, are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity at June 30, 1999 consisted of unrestricted cash and cash equivalents of $9,285,928 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

        During Fiscal 1999, the Company's cash position increased $80,426 to $9,285,928 at June 30, 1999 from the June 30, 1998 balance of $9,205,502. The increase was a result of cash flows provided by investing activities of approximately $842,000 offset by cash flows used in operating activities of approximately $609,000 and financing activities of approximately $153,000 during the period.

        Cash flows used in operating activities included: (a) $3,190,146 in short-term advances to the Barona Casino for the expansion project described in
Item 1. Description of Business, Indian Gaming Segment, Overview, herein; and
(b) increases in accounts receivable of approximately $163,000 primarily due to Cyberworks' billings for services performed.

        Cash flows provided by operating activities included: (a) amortization of net deferred contract costs of approximately $671,000 which decreased net deferred contract costs from $3,855,427 at June 30, 1998 to $3,184,915 at June 30, 1999; (b) depreciation on property and equipment of approximately $313,000;
(c) goodwill amortization of approximately $308,000 related to the acquisition of Cyberworks; (d) establishment of a bad debt reserve of approximately $175,000 primarily for third-party loans; (e) an increase in income taxes payable of approximately $158,000; (f) increases in accounts payable and accrued expenses of approximately $125,000; (g) an increase in deferred revenues of approximately $101,000 which represents payments received for future services to be performed by Cyberworks; and (h) deferred compensation expense of approximately $97,000 related to stock options issued to non-employees for which the fair market value of services received is charged to expense over the service period.

        Cash flows provided by investing activities of $2,015,289 resulted from short-term investments of $1,876,667 maturing during the year ended June 30, 1999, and payments on employee and third-party loans of $138,622. The investments were comprised of Euro-dollar time deposits, commercial paper, and banker's acceptances with original maturities greater than three months. The Company had other similar investments as of June 30, 1999; however, these investments have maturity lengths less than three months and are, therefore, classified as cash and cash equivalents.

        Cash flows used in investing activities of $1,172,893 include: (a) net investments in fixed assets of approximately $280,000, consisting primarily of computer equipment, software, leasehold improvements and a telephone system to support the WMH business; (b) a $500,000 cash payment and $242,530 in acquisition related expense payments for the purchase of Cyberworks (see Notes to Consolidated Financial Statements, Note E - Acquisition); and (c) the issuance of $150,000 in additional employee and third-party loans.

        With respect to the current project to expand the Barona Casino, the Company and the Barona Tribe will share in funding the expansion costs incurred prior to obtaining outside financing. The Company expects to commit approximately $7,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of June 30, 1999, the Company had advanced $3,190,146 and, as of September 17, 1999, the Company had advanced approximately $4,300,000. These advances have been, and such future advances will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in mid-fiscal 2000.

        In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 between the Barona Tribe and the Company, the Barona Tribe was not in a financial position to make the required capital investments in the Barona Casino; accordingly, the Company invested approximately $2,500,000 into the Barona Casino, which was accounted for as revenue to the Barona Casino and expensed by the Company due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed in the Overview above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "Advances of Future Consulting Fees." The Barona Casino established a corresponding receivable. When the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The difference between the June 30, 1999 balance in Advances of Future Consulting fees of $2,603,457 and the $2,500,000 ($103,457) is due primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. Consulting fees have typically been paid in the month subsequent to the month in which services were performed.

        In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

        The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Second

Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions. The Initial Contingent Obligation has been met for the first three test periods.

        The Company's long-term debt in connection with this stock repurchase is $9,500,000 as of June 30, 1999. In addition, if all contingent obligations are met, a maximum of $6,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this long-term debt.

        Restricted cash and other investments of approximately $2,144,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; and (b) funds in the amount of $2,011,393 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $493,393 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during Fiscal 1999 on the bonds held by the Company. (See Notes to Consolidated Financial Statements, Note F - Restricted Cash and Other Investments.)

YEAR 2000 READINESS DISCLOSURE

        Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999 which could lead to business disruptions in the U.S. and internationally (the "Year 2000 issue"). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industries in which the Company and its subsidiaries operate. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

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

        The Barona Casino has formed a committee to address the Year 2000 issue. It has a strategy that includes an analysis phase, project plan, testing phase, implementation phase and a risk contingency plan. The Company is in the process of reviewing their strategic plan and has made formal inquiries as to their progress during the fourth quarter of Fiscal 1999. According to representations made by Barona Casino management, they have (a) sent letters to critical vendors requesting Year 2000 compliance and contingency plan information; (b) identified problem systems; (c) implemented software "patches" on the food and beverage tracking system; (d) substantially completed the replacement of all personal computers to Year 2000 compliant hardware; (e) replaced servers; and (f) purchased Year 2000 diagnostic software that will be used for additional testing during the next few months. The Barona Casino has received several responses from their critical vendors regarding such vendors' Year 2000 compliance and contingency plans and they are in the process of reviewing these responses. Additionally, the Barona Casino will evaluate the remaining areas to be addressed prior to January 1, 2000 and may consider hiring an outside consultant to facilitate additional testing and implementation required to address the Year 2000 issue.

        The on-line gaming casinos marketed and promoted by WMH are dependent on a third-party foreign computer software supplier (the "supplier"). The supplier provides both the gaming casino software as well as the electronic commerce system that handles all wagers. The Company has requested Year 2000 compliance and contingency plan information from this supplier. According to representations made by the management of the supplier, they have undertaken an evaluation of the potential impact of the transition to the Year 2000 on their products and they are not aware of any material issues relating to Year 2000 compliance in respect to their products. However, the Year 2000 compliance of the supplier's products may be affected to the extent that the supplier's electronic commerce and gaming software incorporates or operates in conjunction with the software of other developers which may not be Year 2000 compliant. If the systems of the financial institutions, credit card processors, or others involved in electronic commerce transactions are not Year 2000 compliant, there can be no assurance that the supplier's software, in connection with these products, will operate consistently in the Year 2000. The supplier is still in the process of assessing the extent to which they are vulnerable to the failure of their significant customers and suppliers to remediate their own Year 2000 issues, and is making an attempt to obtain assurance from the credit card processors and other suppliers of their Year 2000 readiness. In the event of inconsistent operation of the supplier's casino software and electronic commerce system in the Year 2000, there could be a material adverse impact on the operations of WMH's on-line gaming operations.

        The Company has requested and obtained Year 2000 compliance and contingency plan information from other major suppliers and customers of the Company and its subsidiaries to assess the potential risks of non-compliance and the resulting impact on the Company. At this time, the Company has not identified any major supplier or customer that is non-compliant or that poses a risk to the Company. The Company has completed the process for all identified existing suppliers and customers, and will continue this process throughout 1999 for new suppliers and customers. The Company, however, will not be able to independently verify that such external suppliers and customers are, in fact, Year 2000 compliant.

        The Company's plan to evaluate the status of suppliers' and customers' efforts is a means of managing risk but cannot eliminate the potential for disruption due to third party failure. If it is determined that any of the Company's or its subsidiaries' vendors, major suppliers, customers or other parties with which the Company or its subsidiaries conduct business, has an issue with Year 2000 compliance, the Company will pursue alternative business relationships (with the exception of the Barona Casino) to minimize the impact, if any, that such a relationship(s), will have on the Company's and its subsidiaries' operations. If it is determined that the Barona Casino has a Year 2000 compliance problem, the Company would actively support their efforts to gain compliance in a timely manner to mitigate system failures causing disruptions in their operations. The cost or the likelihood of this event occurring is not known at this time.

        As of June 30 and September 17, 1999, total costs relating to the Company's compliance efforts, based upon management's best estimates, were 40 man hours of the Company's personnel and $3,400. Costs for Year 2000 compliance evaluation will continue to be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations.

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

        UNCERTAINTIES RELATING TO INDIAN GAMING

        Federal, State and tribal governments extensively regulate gaming on Indian land. Class III gaming on Indian lands in California has been, and continues to be, subject to uncertainty and risk.

        Barona Compact. On August 12, 1998, a tribal-state compact was entered into between the State of California and the Barona Tribe (the "Barona Compact") and on October 22, 1998, approval of the Barona Compact by the U.S. Secretary of the Interior became effective. The timing of the implementation of the Barona Compact, including the phase-in period of the Indian Lottery Games is uncertain. Currently, based upon an informal agreement between the State of California and the Barona Tribe, the Barona Tribe is operating the 1,057 electronic gaming devices which were in place prior to the time that the Barona Tribe entered into the Barona Compact. The Barona Compact permits the play of different electronic gaming machines, collectively referred to as "Indian Lottery Games." Such games are premised on the concept that the patrons are playing against one another and not the "house," since California currently prohibits banked games.

        The Indian Lottery Games detailed in the Barona Compact are an unknown factor and untested by the competitive environment of the casino floor. Based on the limited testing, there is insufficient data to determine whether these compact-defined devices will produce an income stream comparable to those machines currently in play at the Barona Casino.

        In August 1998, the California Legislature passed legislation ("AB 489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the State of California and the Indian tribes, including the Barona Tribe. Before such legislation took effect, a referendum petition to overturn AB489 qualified for the March 2000 California General Election. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, in addition to the administrative uncertainties relating to the Barona Compact, there is a legal question whether the

Governor's signature on the Barona Compact was sufficient to create a valid and binding compact.

        Unconstitutionality of Proposition 5. In August 1999, the California Supreme Court ruled that those provisions of Proposition 5 which attempted to amend the California constitutional prohibition against gaming were unconstitutional. While this ruling did not effect the validity of the Barona Compact, it did preclude the Barona Tribe, as well as other Indian tribes, from entering into the "form" compact provided by Proposition 5, thereby allowing such tribes to offer electronic games which more closely resembled "Las Vegas" style electronic games and to expand the scope of gaming overall.

        State Constitutional Amendment and a "New Barona Compact." On September 10, 1999, the California legislature approved State Constitutional Amendment 11 ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California and would address the deficiencies of Proposition 5. If approved by the people of California on the March 2000 General Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by federally recognized Indian tribes on Indian lands in California. On September 10, 1999, the State of California entered into tribal-state compacts with 57 Federally recognized Indian tribes, including the Barona Tribe. These compacts significantly expand the permissible scope of Indian gaming beyond that permitted by the Barona Compact. The compacts are subject to ratification by the California legislature, approval by the U.S. Secretary of the Interior and approval of SCA 11 by the California voters. The California legislature voted to ratify such compacts; however, there is no assurance that the U.S. Secretary of the Interior will approve the Barona Compact II or the voters of the State of California will vote to approve SCA 11. Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect. See the discussion of SCA 11 and the Barona Compact II in Item
1. "Description of Business, Indian Gaming Segment, State Regulations."

        Consulting Agreement. The Consulting Agreement with the Barona Tribe has not yet been approved by the regulatory authorities. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. See Item 1. "Description of Business -- Indian Gaming -- Regulatory Matters -- Federal Regulation" and Notes to Consolidated Financial Statements, Note B -- Barona Consulting Agreement.

        As noted above, any material reduction in fees payable to the Company, whether as a result of (a) a modification to the Consulting Agreement between the Company and the Barona Tribe as a result of regulatory compliance requirements or (b) weakness in the operations of the Barona Casino, could have a material adverse effect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources. In light of the uncertainties regarding the laws related to Indian gaming and the circumstances regarding the contractual relationship between the Company and the Barona Tribe, reported financial information is not necessarily indicative of the Company's future operating results or financial condition.

        DEPENDENCY ON REVENUES FROM THE BARONA CASINO

        The Company historically has derived substantially all of its income from services provided to the Barona Tribe. While the Company is continuing to take steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company in connection with its consulting relationship with the Barona Tribe could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources (See "Item 1. Description of Business -- Indian Gaming -- Regulatory Matters -- State Regulation").

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

        VENTURE-CATALYST.COM

        In July 1999, the Company formed an Internet business and investor relations consulting division, "Venture-Catalyst.com," to serve as a consultant to Internet entrepreneurial ventures in every stage of their financial growth. In the course of its operation, the Company anticipates that Venture-Catalyst.com will, at times, provide investment capital to companies and may structure compensation arrangements which includes the receipt by it of capital stock in payment for its services. Although not reflected in the financial statements included in this Report, the Company has made and expects to continue to make investments in personnel to allow the Venture-Catalyst.com Division to grow.

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

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                            ----
Report of Independent Certified Public Accountants.......................................    42
Financial Statements:
  Consolidated Balance Sheet -- June 30, 1999............................................    43
  Consolidated Statements of Operations -- Years Ended June 30, 1999 and 1998............    44
  Consolidated Statement of Shareholders' Equity -- Years Ended June 30, 1999 and 1998...    45
  Consolidated Statements of Cash Flows -- Years Ended June 30, 1999 and 1998............    46
  Notes to Consolidated Financial Statements.............................................    47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Inland Entertainment Corporation
San Diego, California

        We have audited the accompanying consolidated balance sheet of Inland Entertainment Corporation as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inland Entertainment Corporation as of June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

                                       /s/ GRANT THORNTON LLP

Los Angeles, California
August 11, 1999

                        INLAND ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 9,285,928
  Accounts receivable                                                       344,059
  Prepaid expenses and other current assets                                 127,935
  Due from Barona Casino - expansion project                              3,190,146
                                                                        -----------
          Total current assets                                           12,948,068
NONCURRENT ASSETS:
  Restricted cash and other investments                                   2,144,393
  Employee and other receivables (net of allowance of $165,279)             265,134
  Property, plant and equipment, net                                      1,073,111
  Deferred contract costs, net                                            3,184,915
  Deferred taxes                                                            171,070
  Goodwill, net of amortization                                           3,424,179
  Deposits and other assets                                                 422,984
                                                                        -----------
          Total noncurrent assets                                        10,685,785
                                                                        -----------
          Total assets                                                  $23,633,853
                                                                        ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino                   $ 2,603,457
  Current portion of long-term debt                                         400,000
  Deferred revenues                                                         125,072
  Accounts payable and accrued expenses                                   1,440,349
  Income taxes payable                                                      386,745
                                                                        -----------
          Total current liabilities                                       4,955,623
LONG-TERM DEBT, LESS CURRENT PORTION                                      9,900,000
                                                                        -----------
          Total liabilities                                              14,855,623
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized
     and 4,753,786 shares outstanding                                         4,754
  Additional paid in capital                                              1,297,808
  Retained earnings                                                       7,475,668
                                                                        -----------
          Total shareholders' equity                                      8,778,230
                                                                        -----------
          Total liabilities and shareholders' equity                    $23,633,853
                                                                        ===========


         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED JUNE 30,

                                                                       1999             1998
                                                                       ----             ----
REVENUES:
  Indian gaming consulting                                         $13,214,099        14,626,469
  Other                                                              1,986,536            20,991
                                                                   -----------       -----------
                                                                    15,200,635        14,647,460
                                                                   -----------       -----------
OPERATING EXPENSES:
  Compensation and benefits                                          4,801,998         3,372,974
  General and administrative expenses                                7,579,061         4,894,429
  Amortization of deferred contract costs                              670,512         2,333,516
                                                                   -----------       -----------
                                                                    13,051,571        10,600,919
                                                                   -----------       -----------
Operating profit                                                     2,149,064         4,046,541

OTHER INCOME AND (EXPENSE):
  Interest income                                                      597,960           648,315
  Interest expense                                                    (708,333)         (538,040)
                                                                   -----------       -----------
                                                                      (110,373)          110,275
                                                                   -----------       -----------
Income before income taxes                                           2,038,691         4,156,816
Income tax provision                                                 1,247,000         1,760,879
                                                                   -----------       -----------
NET INCOME                                                         $   791,691       $ 2,395,937
                                                                   ===========       ===========
Net income per share -- basic                                      $       .17       $       .62
                                                                   ===========       ===========
Net income per share -- diluted                                    $       .16       $       .56
                                                                   ===========       ===========
Shares used in the computation of income per share -- basic          4,605,734         3,884,026
                                                                   ===========       ===========
Shares used in the computation of income per share -- diluted        4,977,338         4,254,704
                                                                   ===========       ===========




         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                       COMMON STOCK        ADDITIONAL                                   TOTAL
                                                 -----------------------    PAID IN         DEFERRED     RETAINED    SHAREHOLDERS'
                                                  SHARES          AMOUNT    CAPITAL       COMPENSATION   EARNINGS       EQUITY
                                                 ---------        ------   ----------     ------------  ----------   -------------
Balance at June 30, 1997..................       3,854,548        $3,855    $               $           $5,881,331     $5,885,186
  Exercise of stock options...............          69,638            69      173,884                                     173,953
  Granting of non-employee stock options..                                    232,825       (90,000)                      142,825
  Additional consideration for 1996 stock
    redemption............................                                   (406,709)                  (1,593,291)    (2,000,000)
  Net income..............................                                                               2,395,937      2,395,937
                                                 ---------        ------   ----------       --------    ----------     ----------
Balance at June 30, 1998..................       3,924,186         3,924                    (90,000)     6,683,977      6,597,901
  Issuance of new shares..................         750,000           750    3,044,250                                   3,045,000
  Exercise of stock options...............          79,600            80      246,458                                     246,538
  Granting of non-employee stock options..                                      7,100        90,000                       97,100
  Additional consideration for 1996 stock
    redemption............................                                 (2,000,000)                                 (2,000,000)
  Net income..............................                                                                 791,691        791,691
                                                 ---------        ------   ----------       --------    ----------     ----------
Balance at June 30, 1999..................       4,753,786        $4,754   $1,297,808       $           $7,475,668     $8,778,230
                                                 =========        ======   ==========       ========    ==========     ==========


         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                1999             1998
                                                            -----------       -----------
Increase (decrease) in cash:
Net cash (used in) provided by operating activities:

  Net income                                                $   791,691       $ 2,395,937
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
  Depreciation and amortization                               1,336,010         2,509,122
  Provision for bad debts                                       174,805
  Deferred taxes                                                (43,088)          142,201
  Compensation for granting of non-employee stock                97,100           142,825
    options
  Due from Barona Casino - expansion project                 (3,190,146)
  Changes in assets and liabilities:
  Accounts receivable                                          (162,894)           18,456
  Prepaid expenses and other current assets                      23,928           (91,955)
  Deposits and other assets                                     (27,093)         (381,323)
  Accounts payable and accrued expenses                         125,465           174,957
  Deferred revenues                                             100,784
  Income taxes payable                                          158,401            37,607
  Advances of future consulting fees                              6,527           423,795
                                                            -----------       -----------
     Net cash (used in) provided by operating                  (608,508)        5,371,622
       activities
Cash flows provided by (used in) investing activities:
  Purchase of Cyberworks, Inc.                                 (742,530)
  Maturity (purchase) of short-term investments               1,876,667        (1,876,667)
  Acquisition of restricted cash                                                 (133,000)
  Purchase of furniture and equipment                          (280,362)       (1,040,163)
  Payments of  loans                                            138,622             6,244
  Issuance of  loans                                           (150,000)         (165,000)
  Deferred contract costs                                                        (115,511)
                                                            -----------       -----------
     Net cash provided by (used in) investing
       activities                                               842,396        (3,324,097)
                                                            -----------       -----------
Cash flows provided by (used in) financing activities:
  Payment of notes payable                                     (400,000)       (1,020,054)
  Proceeds from exercise of stock options                       246,538           173,953
                                                            -----------       -----------
     Net cash used in financing activities                     (153,462)         (846,101)
                                                            -----------       -----------
     Net increase in cash                                        80,426         1,201,424
Cash at beginning of period                                   9,205,502         8,004,078
                                                            -----------       -----------
Cash at end of period                                       $ 9,285,928       $ 9,205,502
                                                            ===========       ===========
Supplemental disclosures of cash flow information:
  Interest expense paid                                     $   532,655       $   443,121
                                                            ===========       ===========
  Income taxes paid                                         $ 1,138,000       $ 1,569,108
                                                            ===========       ===========
  Settlement obligation                                     $         0       $   230,409
                                                            ===========       ===========
  Redemption of common stock by issuance of                 $ 2,000,000       $ 2,000,000
      notes payable                                         ===========       ===========


         The accompanying notes are an integral part of this statement.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        1. DESCRIPTION OF BUSINESS

        Inland Entertainment Corporation, a Utah corporation formerly known as Inland Casino Corporation ("Inland Entertainment" or the "Company"), provides consulting and other professional services for gaming operations with Native American tribes. A substantial portion of its revenue is earned from a consulting agreement with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County.

        Operation of any type of gaming on Indian land is subject to Federal, state and tribal regulation. Changes in regulations may limit or otherwise affect Indian gaming and therefore could have a material effect on the operations of the Company. Changes in the interpretation or the enforcement of existing statutes or regulations relating to Indian gaming, new statutes or regulations adverse to Indian gaming and adverse decisions in pending litigation regarding Indian gaming, in general, and in California, specifically, could have a material adverse effect upon the financial condition and operation of the Company and its subsidiaries. (See Note B. Barona Consulting Agreement and Note
C. Tribal State Compact.)

        During fiscal years 1999 and 1998, in addition to Indian gaming, the Company has pursued gaming and non-gaming Internet related business opportunities including on-line marketing, web site development, e-commerce applications and strategic Internet related consulting. In March 1998, the Company established a wholly-owned foreign subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. WMH currently provides these services to four Internet casinos. WMH is responsible for incurring all marketing costs and is paid a fee for its services based upon the net profits of each casino. (See Note L. Commitments and Contingencies.)

        On August 27, 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks, Inc. ("Cyberworks"), an Internet marketing and web-site development company, for an aggregate purchase price, excluding acquisition costs, of $3,560,000, consisting of $500,000 in cash and 750,000 shares of the Company's common stock, $.001 par value per share. Cyberworks is operated as a wholly-owned subsidiary of the Company. As of June 30, 1999, Cyberworks revenues represented approximately 10% of the Company's total revenues.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        2. BASIS OF ACCOUNTING

        The Company reports revenues and expenses using the accrual method of accounting.

        3. PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cyberworks and WMH. All material intercompany accounts and transactions have been eliminated.

        4. DEFERRED CONTRACT COSTS

        Pursuant to oral agreements with the Barona Tribe, the Company agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed liability for any of these obligations, the Company has capitalized those costs incurred as deferred contract costs since (a) the Company had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (b) management believes that these costs are fully recoverable over the life of the Barona Consulting Agreement (hereinafter defined) through receipt of fee income from the Barona Casino. However, given the nature of the asset, if the recoverability is determined to be not probable, the Company will expense the unamortized portion. On an ongoing basis, the Company reviews the valuation and recoverability of these unamortized deferred contract costs. As part of this review, the Company estimates the discounted present value of the future projected net income generated by the Barona Casino and the resulting revenue to the Company to determine whether impairment has occurred.

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

        5. REVENUE RECOGNITION

        Indian gaming consulting revenue is recorded as earned under the terms of the Barona Consulting Agreement. Internet gaming consulting revenue is recognized in the period in which it is earned. Web-site development and on-line marketing revenues are recognized over the period of each project using primarily the percentage-of-completion method using labor hours incurred as the measure of progress towards completion. Provisions for project

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


adjustments and losses are recorded in the period such items are identified. Deferred revenue represents amounts billed in advance of services being performed.

        6. CREDIT CONCENTRATIONS, CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

        The Company maintains its cash in bank deposit and checking accounts which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company's cash equivalents consist primarily of commercial paper, certificates of deposits and banker's acceptances with maturities ranging from one month to three months. Interest rates earned during Fiscal 1999 on such investments ranged from 4.6% to 5.7%.

        7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (three to five years) of the assets. Accelerated methods of depreciation are used for tax purposes.

        8. ADVANCES OF FUTURE CONSULTING FEES

        Advances of future consulting fees represent payments made to the Company in excess of consulting fees earned. These advances are unsecured and non-interest bearing.

        9. DEFERRED INCOME TAXES

        Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that a portion of deferred tax assets will not be realized.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


        10. NET INCOME PER SHARE

        During the fiscal year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Below is the calculation of basic and diluted earnings per share for the past two fiscal years:

                                                          JUNE 30,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
Net income available to common shareholders      $  791,691      $2,395,937
                                                 ==========      ==========
Weighted average shares outstanding --
Basic                                             4,605,734       3,884,026
Effect of stock options                             371,604         370,678
                                                 ----------      ----------
Weighted average shares outstanding --
Diluted                                           4,977,338       4,254,704
                                                 ==========      ==========
Net income per common share:

  Basic                                          $      .17      $      .62
                                                 ==========      ==========
  Diluted                                        $      .16      $      .56
                                                 ==========      ==========

        Options to purchase 2,585,074 shares of the Company's common stock with exercise prices ranging from $3.31 to $4.13 per share were outstanding during Fiscal 1999. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through June 2009 were still outstanding at June 30, 1999.

        11. ACCOUNTING FOR STOCK OPTIONS

        In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. The Company continues to account for stock based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (see Note M. Stock Options, herein).

        Stock options issued to non-employees are recorded at the fair value of the services received, which is charged to expense over the service period. Unearned amounts are shown as deferred compensation in shareholders' equity.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        12. USE OF ESTIMATES

        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        13. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Management believes that the fair value of financial instruments approximates their carrying amounts. The carrying value of the cash and cash equivalents and restricted cash and other investments approximate their estimated fair values. Management believes the fair values of notes payable and notes receivable approximate their carrying values based on the current rates for instruments with similar characteristics.

        14. ADVERTISING, MARKETING AND PROMOTION COSTS

        Advertising, marketing and promotion costs are expensed as incurred.

        15. CERTAIN RECLASSIFICATIONS

        Certain reclassifications have been made to conform to the 1999 presentation.

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

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


investigation of the past relationship between the Barona Tribe and the Company that resulted in a January 1997 settlement agreement.

        In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and the Company, which will include a review of the Barona Consulting Agreement. In September 1999, the Company submitted the Modification to the NIGC. The review commenced in March 1999 is currently pending.

        The Company believes that the Amended and Restated Consulting Agreement, as amended by the Modification, is not a management contract, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Casino and the Company. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management contract. The failure of the NIGC to determine that the Barona Consulting Agreement is not a management contract could have a material adverse effect on the business and financial condition of the Company and its subsidiaries. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and such failure to approve such Agreement may have a material adverse effect on the business and financial condition of the Company and its subsidiaries.

        NOTE C -- TRIBAL-STATE COMPACT

        In August 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"). The U.S. Secretary of the Interior approved the Barona Compact, effective October 22, 1998.

        The initial term of the Barona Compact will end on January 1, 2009. The Barona Tribe has been given the option to renew the Barona Compact for two additional five (5) year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or to have committed violations of the terms of the Barona Compact on five or more occasions.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        Rather than the electronic machines currently in play at the Barona Casino, the Barona Compact permits the following two varieties of Indian Lottery
Games: (a) Indian Video Lottery Match Game, and (b) Indian Video Lottery Scratcher Game. The Barona Tribe is allowed to operate 1,057 machines, but has been allocated only 199 machines. The balance of machines must be licensed from other Federally recognized tribes for an annual fee of $5,000 per machine.

        Pursuant to an informal agreement with the California Division of Gaming Control (the "Gaming Control Division"), the Barona Tribe has been permitted to continue to operate its current 1,057 electronic gaming devices at the Barona Casino for an indefinite period of time. With the consent of the Gaming Control Division, of the 1,057 electronic gaming devices being operated at the Barona Casino, 8 are prototypes of the Indian Gaming Machines prescribed by the Barona Compact. At the present time, there are no such Indian Lottery devices available to any compacted Indian tribe in California other than for testing purposes.

        The Indian Lottery Games are not similar in functional capability to any existing electronic gaming device or conventional slot machine, have not yet been commercially produced and are currently being tested in a public environment. Based upon the limited testing, there is insufficient data to determine whether these compact-defined devices will produce an income stream comparable to those machines currently in play at the Barona Casino. In the event the lottery-based devices do not produce an income stream consistent with that being earned by the machines currently in play at the Barona Casino, the resulting decline in revenue from Barona operations may have a materially adverse impact on the fees paid to the Company under the Consulting Agreement. (See Note O -- Subsequent Events.)

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        NOTE D -- DUE FROM BARONA CASINO - EXPANSION PROJECT

        The Barona Tribe is in the planning stages of an approximately $120 million expansion project. The Company is assisting the Barona Casino in obtaining outside financing for the project. The Company plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains such outside financing. The Company expects to commit approximately $7,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of June 30, 1999, the Company has advanced $3,190,146; these advances have been, and will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in mid-fiscal 2000.

        NOTE E -- ACQUISITION

        On August 27, 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks in exchange for 750,000 shares of its common stock and $500,000 in cash, in a transaction valued, exclusive of acquisition costs, at $3,560,000. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying financial statements for the period August 27, 1998 to June 30, 1999.

        The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over 10 years. Goodwill net of

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

amortization as of June 30, 1999 is $3,424,179 and amortization expense of $307,915 has been recorded through June 30, 1999. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and will expense all or any portion of unamortized goodwill determined necessary for fair statement.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        The following unaudited pro forma consolidated results of operations assume that the purchase occurred on July 1, 1997:

                                             YEAR-TO-DATE ENDED JUNE 30,
                                           ------------------------------
                                              1999                1998
                                           -----------        -----------
   Revenues                                $15,343,000        $15,723,000
   Net income                              $   669,918        $ 2,061,000
   Net income per share -- basic                 $0.14              $0.44
   Net income per share -- diluted               $0.13              $0.41

        NOTE F -- RESTRICTED CASH AND OTHER INVESTMENTS

        From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $493,393 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during Fiscal 1999 on the bonds held by the Company.

        Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

        NOTE G -- DEFERRED CONTRACT COSTS

        Deferred contract costs consist of the following at June 30, 1999:

Deferred contract costs under Consulting
  and Operations Agreements                       $ 15,601,411
Less: accumulated amortization                     (12,416,496)
                                                  ------------
                                                  $  3,184,915
                                                  ============

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        NOTE H -- PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following at June 30, 1999:

          Leasehold improvements               $  528,454
          Computer equipment and software         552,510
          Equipment                               249,231
          Furniture                               152,811
          Automotive equipment                    125,238
                                               ----------
                                                1,608,244
          Accumulated Depreciation               (535,133)
                                               ----------
                                               $1,073,111
                                               ==========

        NOTE I -- STOCK REPURCHASE/LONG-TERM DEBT

        1. STOCK REPURCHASE OBLIGATION

        In March 1996, the Company repurchased its own common stock and outstanding options from a former executive officer, director and principal shareholder of the Company. The purchase price consisted of a $500,000 cash payment and issuance of a $900,000, 7% unsecured promissory note which was paid in full in September 1997. If the Company's common stock trading price reached certain levels during measurement periods prior to March 4, 1999, the former shareholder would have been entitled to up to $250,000 in additional compensation. The stock price did not reach those levels during the measurement period; accordingly, the Company incurred no further obligation.

        In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

        The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

eight successive years that commenced with the fiscal year ended June 30, 1997. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. The Company intends to record as the additional cost of the repurchase of its common stock, each contingent obligation as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions. The Initial Contingent Obligation has been met for the first three test periods; accordingly, $2,000,000 in obligations were recorded at June 30, 1997, 1998 and 1999, respectively, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement.

        The Company's long-term debt related to this stock repurchase was $9,500,000 as of June 30, 1999. In addition, if all contingent obligations are met, a maximum of $6,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement.

        2. NIGC SETTLEMENT OBLIGATION

        In January 1997, the Company entered into a settlement agreement with the NIGC regarding the Company's relationship with the Barona Tribe (the "January Settlement Agreement"). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that the Company had not violated any law. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, the Company agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. The Company accounted for the $2,000,000 in payments as deferred contract costs, which are being amortized over the remaining term of the Barona Consulting Agreement. Debt at June 30, 1999, includes $800,000 relating to the January Settlement Agreement, of which $400,000 is currently payable.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        Debt payments related to the Stock Repurchase Obligation referenced above in Note I. Stock Repurchase/Long-Term Debt. 1. Stock Repurchase Obligation, and the NIGC Settlement are scheduled as follows:

                                        JUNE 30,
                 ---------------------------------------------------------
                   2000       2001        2002        2003         2004     THEREAFTER     TOTAL
                 --------  ----------  ----------  -----------  ----------  ----------  -----------
Ungar Note #1               $ 589,517  $  589,517  $   589,516                          $ 1,768,550
Ungar Note #2                             333,333      333,334     333,333                1,000,000
Ungar Note #3                                          333,333     333,334     333,333    1,000,000
Ungar Note #4                                                      333,333     666,667    1,000,000

Woods Note #1                 577,150     577,150      577,150                            1,731,450
Woods Note #2                             333,333      333,334     333,333                1,000,000
Woods Note #3                                          333,333     333,334     333,333    1,000,000
Woods Note #4                                                      333,333     666,667    1,000,000

Barona Tribe.    $400,000  $  400,000                                                       800,000
                 --------  ----------  ----------  -----------  ----------  ----------  -----------
    Total        $400,000  $1,566,667  $1,833,333  $ 2,500,000  $2,000,000  $2,000,000  $10,300,000
                 ========  ==========  ==========  ===========  ==========  ==========  ===========

        NOTE J - SEGMENT REPORTING

        The Company has three reportable segments: Indian Gaming, Internet Gaming, and Web-Site Development Services. (For an overview and detailed description of each reportable segment see Item 1. Description of Business.)

        The Company identifies segments based on how management organizes the business units to make operating decisions and to assess each segment's performance. The Company's reportable segments are managed and evaluated separately because they are business units that offer distinct services in different industries.

        The Company evaluates performance and allocates resources based on profits (or losses) from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are recorded at rates similar to those received in the external marketplace and, therefore, impact the profits (or losses) of the business segments.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        Information on segments and reconciliation to income, before income taxes, for the fiscal years ending June 30, 1998 and 1999 are as follows:

                                                INDIAN         INTERNET       WEB-SITE     ADJUSTMENTS/      CONSOLIDATED
                                                GAMING          GAMING       DEVELOPMENT   ELIMINATIONS         TOTALS
                                              -----------    -----------     -----------   ------------      ------------
For the year ending June 30, 1999:

Revenues (external)                           $13,214,098    $   429,100     $1,557,437                       $15,200,635
Revenues (intersegment)                                                      $  537,843    $  (537,843)       $        --

Depreciation and amortization                 $ 1,262,095    $    45,000     $   28,916                       $ 1,336,011
Net interest expense (income)                 $   111,739    $    (1,366)                                     $   110,373

Segment operating  profit/(loss)              $ 4,378,058    $(2,167,310)    $ (172,057)                      $ 2,038,691

Total assets                                  $25,772,884    $   393,999     $  374,577    $(2,918,695)       $23,622,765
Expenditures for long lived assets            $   242,861                    $   37,164                       $   280,025

For the year ending June 30, 1998:

Revenues (external)                           $14,626,469    $    20,991                                      $14,647,460
Revenues (intersegment)

Depreciation and amortization                 $ 2,509,692    $    11,250                                      $ 2,520,942
Net interest expense (income)                 $ (109,798)    $      (477)                                     $  (110,275)

Segment operating  profit/(loss)              $ 5,744,168    $(1,587,351)                                     $ 4,156,817

Total assets                                  $19,792,616    $   292,098                   $  (811,159)       $19,273,555
Expenditures for long lived assets            $ 1,129,657    $   225,000                                      $ 1,354,657

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

        NOTE K -- INCOME TAXES

        Deferred taxes are comprised of the following at June 30, 1999:

Excess of financial statement over tax deferred contract costs       $(136,006)
Excess of tax over financial statement fixed asset depreciation        (76,166)
Capitalized WMH losses                                                  94,015
Deferred compensation related to non-employee stock options            102,783
California franchise taxes                                              99,754
Allowance for doubtful accounts                                         82,200
Deferred state taxes                                                     4,490
                                                                     ---------
Deferred tax asset                                                   $ 171,070
                                                                     =========

        The composition of the Company's income tax provision is as follows:

                                          JUNE 30,
                                ----------------------------
                                   1999              1998
                                ----------        ----------
      Current tax:
        Federal                 $  985,651        $1,242,721
        State                      304,437           375,957
                                ----------        ----------
        Current tax              1,290,088         1,618,678
      Deferred tax:

        Federal                    (29,651)          101,709
        State                      (13,437)           40,492
                                ----------        ----------
        Deferred tax               (43,088)          142,201
                                ----------        ----------
      Income tax provision      $1,247,000        $1,760,879
                                ==========        ==========


        A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                            YEAR ENDED
                                             JUNE 30,
                                         ----------------
                                         1999        1998
                                         ----        ----
      U.S. Federal statutory rate        34.0%       34.0%
      Permanent Differences              21.8%        1.7%
      State income taxes                  6.0%        6.0%
      Other                               (.6%)        .7%
                                         ----        ----
                                         61.2%       42.4%
                                         ====        ====

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE L -- COMMITMENTS AND CONTINGENCIES

1. WORLDWIDE MEDIA HOLDINGS, N.V.

        In March 1998, WMH entered into a five-year Software License and Support Agreement (the "Software Agreement") for on-line casino technology and support. The initial license fee is being amortized over the life of the Software Agreement. WMH's marketing fees are computed based on the net profits of the on-line casinos to promote and market such casinos. The Software Agreement is subject to termination by the licensor for such reasons as WMH's non-compliance with gaming and regulatory statutes, improper ownership of universal resource locators or the failure of the on-line casinos to meet certain sales targets. Additionally, the Software Agreement obligates WMH, as the marketing representative, to spend a minimum of $10,000 a month for the marketing and promotion of the on-line casinos.

2. LEASE OBLIGATIONS

        The Company and its employees have entered into operating leases for facilities, equipment and automobiles that expire at various dates through fiscal 2003. The minimum future payments due under operating lease contracts at June 30, 1999 for the years ending June 30 are as follows:

            2000                            $255,176
            2001                             257,415
            2002                             256,890
            2003                              84,178
                                            --------
            Net minimum lease payments      $853,660
                                            ========

        Rental expense for Fiscal 1999 and Fiscal 1998 was $325,896 and $286,030, respectively.

3. CONTINGENT LEASE OBLIGATIONS

        The Company has guaranteed automobile lease and loan payments on behalf of certain employees and Barona Casino executive employees. Such leases expire at various dates through 2003. Assuming all future payments were to be made by the Company under this commitment, the Company would be obligated to pay approximately $227,000. The Company also has guaranteed loans to certain Barona Casino employees totaling approximately $70,000.

        In addition, the Company signed lease agreements covering video machines used in the operation of the Barona Casino. Such agreements are cancelable upon 30 days notice.

4. COMPANY LITIGATION

        As of June 30, 1999, the Company was not subject to any material, pending legal proceedings or claims.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE M -- STOCK OPTIONS

        In 1994, the Board of Directors and shareholders of Inland Casino Corporation, a Delaware corporation ("ICC"), approved a Stock Option Plan (the "1994 Plan") under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. Upon the merger of ICC with and into the Company (formerly known as Twin Creek Exploration Co., Inc.) on May 22, 1995, the 1994 Plan was terminated, but all options outstanding under the 1994 plan were assumed by the Company. Currently, options to purchase 41,756 shares of the Company's common stock are outstanding and immediately exercisable under the 1994 Plan.

        In 1995, the Board of Directors and the shareholders of the Company approved the Company's 1995 Stock Option Plan (the "1995 Plan"). Under the terms of the 1995 Plan, options to purchase up to 4,000,000 shares of the Company's common stock could be granted. In December 1997, the Board of Directors and the shareholders of the Company approved an amendment to the 1995 Plan to increase the number of shares of common stock available for issuance by 2,000,000. In December 1998, the Board of Directors and the shareholders of the Company approved an amendment to the 1995 Plan to increase the number of shares of common stock available for issuance by 3,000,000. Shares covered by options that terminate without exercise are available for re-issuance. Options may be issued to employees, consultants and directors of the Company either as (a) incentive stock options or (b) non-statutory stock options.

        Stock options are granted by the Compensation Committee of the Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 900,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan may have a maximum term of up to ten years and are generally exercisable ratably over a four and one-half or five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of the Company's common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 80% of the fair market value on the date of grant.

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

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

options, and the option price will be equal to the closing price of the Company's common stock on the date of grant.

        The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the periods indicated:

                                                                      FOR THE YEAR ENDED:
                                                 --------------------------------------------------------------
                                                        JUNE 30, 1999                     JUNE 30, 1998
                                                 -----------------------------     ----------------------------
                                                    OPTIONS       OPTION PRICE       OPTIONS       OPTION PRICE
                                                 OUTSTANDING       PER SHARE       OUTSTANDING       PER SHARE
                                                 -----------      ------------     -----------     ------------
Outstanding at beginning of year                  5,195,240       $1.00-$4.13       3,325,062       $1.00-$3.75
  Granted                                           739,000       $2.75-$3.50       1,989,816       $2.50-$4.13
  Exercised                                         (79,600)      $2.75-$3.50         (69,638)      $1.00-$3.63
  Cancelled                                        (353,500)      $2.75-$4.13         (50,000)      $      2.88
                                                  ---------                         ---------
Outstanding at end of year                        5,501,140       $1.00-$4.13       5,195,240       $1.00-$4.13
                                                  ---------                         ---------

Options exercisable at year end                   2,743,036       $1.00-$4.13       1,848,032       $1.00-$4.13
Weighted avg. fair value of options granted       $    2.47                         $    2.62


        The following table summarizes information concerning options outstanding at June 30, 1999:

                                         WEIGHTED
                                         -AVERAGE
                                        REMAINING
           RANGE OF         NUMBER     CONTRACTUAL      NUMBER
       EXERCISE PRICES    OUTSTANDING  LIFE (YEARS)   EXERCISABLE
       ---------------    -----------  ------------   -----------
        $1.00 - $3.00     2,969,818        8.28        1,003,818
        $3.01 - $4.13     2,531,322        6.12        1,739,218
                          ---------                    ---------
                          5,501,140                    2,743,036
                          =========                    =========

        The Company granted options to purchase 102,500 shares of the Company's common stock (of which 5,000 have been subsequently canceled), and options to purchase 610,000 shares of the Company's common stock (of which 175,000 have been subsequently canceled), to non-employees during fiscal 1999 and fiscal 1998, respectively, and recognized expense related to these options of $97,100 and $142,825 in fiscal 1999 and 1998, respectively. The expense amount was determined by the fair value of the services provided in return for the options granted.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

                                             YEAR ENDED JUNE 30,
                                       ----------------------------
                                           1999             1998
                                       ------------      ----------
      Net income (loss)
        As reported                    $   791,691       $2,395,937
        Pro forma                      $(1,159,530)      $  236,060
      Net income (loss) per share
        As reported                    $      0.16       $     0.56
        Pro forma                      $     (0.23)      $     0.06

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1999 and 1998, respectively: dividend yield, 0.0% for both years; expected volatility of 1.24 and 1.27, respectively; average risk-free interest rates of 4.7% and 5.6%, respectively; and expected lives of approximately 7 and 5 years; respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The pro forma calculations are not indicative of current or future operating results of the Company. In addition, the pro forma charges to income are calculated without income tax benefit since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

NOTE N -- 401(k) SAVINGS PLAN

        The Company has a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary. The Company does not currently have a policy to match any employee contributions and, through June 30, 1999, the only costs incurred by the Company have been minor administrative fees.

                        INLAND ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE O -- EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT

        On September 10, 1999 the Governor of the State of California entered into tribal-state compacts with 57 Federally recognized Indian tribes, including the Barona Tribe. The compacts are subject to ratification by the California Legislature, approval by the U.S. Secretary of the Interior and passage of related California legislation. On September 10, 1999, the California legislature voted to ratify these compacts, including the Barona Compact II. There is no assurance that the remaining conditions will be satisfied. The new tribal-state compacts significantly expand the permissible scope of Indian gaming beyond that permitted by the Barona Compact. Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information set forth under the captions "ELECTION OF DIRECTORS," and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of shareholders scheduled to be held in December 1999, is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 1999.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
 2.1        Agreement and Plan of Reorganization by and among the Company,
            Cyberworks, Inc., Inland Acquisition Corporation and Richard T.
            Harrison dated August 25, 1998, previously filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated September 10, 1998, filed with the Commission on September 11, 1998 (File No. 0-11532)
            (the "September 11, 1998 Current Report"), is hereby incorporated herein by reference.

 2.2        Agreement of Merger by and between Cyberworks, Inc. and Inland
            Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.02 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

 2.3        Articles of Merger by and between Cyberworks, Inc. and Inland
            Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.03 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

 2.4 Asset Purchase Agreement dated as of July 16, 1999 by and among the Company, Typhoon Capital Consultants, LLC, Sanjay Sabnani and
            Manisha Sabnani.

 3.1        Amended and Restated Articles of Incorporation of the Company
            (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532) (the "Fiscal 1995 Annual
            Report"), is hereby incorporated herein by reference.

 3.2 Articles of Amendment of the Company, previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
            Period Ended December 31, 1997, filed with the Commission on
            February 13, 1998 (File No. O-1152), is hereby incorporated herein by reference.

 3.3        Amended and Restated By-laws of the Company, previously filed as
            Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 1996, filed with the Commission on
            May 17, 1996 (File No. 0-11532) (the "March 1996 Quarterly Report"), is hereby incorporated herein by reference.

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------
        MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR
ARRANGEMENTS

10.1 1994 Stock Option Plan of Inland Casino Corporation, a Delaware corporation, previously filed as Exhibit 10.2 to the Fiscal 1995
            Annual Report, is hereby incorporated herein by reference.

10.2 The Company's 1995 Stock Option Plan, as amended, previously filed as Appendix A to the Company's Proxy Statement dated October 27,
            1998 filed with the Commission on October 28, 1997 (File No.
            0-11532), is hereby incorporated herein by reference.

10.3 The Company's 1996 Non-employee Directors Stock Option Plan, previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the
            Commission on September 28, 1998 (File No. 0-11532) (the "Fiscal
            1998 Annual Report"), is hereby incorporated by reference.

10.4 Settlement and Release Agreement dated as of February 10, 1998, by and between the Company and Duane Eberlein, previously filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998 (File No. 0-11532) (the "March 1998 Quarterly
            Report"), is hereby incorporated herein by reference.

10.5 Settlement and Release Agreement dated as of March 6, 1998, by and between the Company and Arthur Pfizenmayer, previously filed as
            Exhibit 10.2 to the March 1998 Quarterly Report, is hereby incorporated herein by reference.

10.6        Employment Agreement by and among the Company, Cyberworks, Inc. and
            Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.01 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

10.7        Noncompetition Agreement by and among the Company, Cyberworks, Inc.
            and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.02 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

10.8 Employment Agreement by and between the Company and Sanjay Sabnani, dated July 16, 1999.

OTHER MATERIAL CONTRACTS

10.9 Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians (the
            "Barona Tribe"), dated as of April 29, 1996,

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------
            previously filed as Exhibit 10.7 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the
            Commission on October 5, 1996 (File No. 0-11532) (the "Fiscal 1996
            Annual Report"), is hereby incorporated herein by reference.

10.10 Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to the March 1998 Quarterly Report, is hereby incorporated herein by reference.

10.11 Amended and Restated Gaming Machine Location Agreement by and between SSK Game Enterprises and the Company, dated December 1,
            1995, previously filed as Exhibit 10.16 to the Fiscal 1996 Annual
            Report, is hereby incorporated herein by reference.

10.12       Amended and Restated Gaming Machine Location Agreement between Zino,
            Inc. and the Company, dated December 1, 1995, previously filed as
            Exhibit 10.17 to the Fiscal 1996 Annual Report, is hereby incorporated herein by reference.

10.13       Amended and Restated Gaming Machine Location Agreement between
            American Heritage Amusement Corporation and the Company, dated
            December 1, 1995, previously filed as Exhibit 10.18 to the Fiscal
            1996 Annual Report, is hereby incorporated herein by reference.

10.14 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27,
            1996, previously filed as Exhibit 2.1 to the Company's Current
            Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current
            Report"), is hereby incorporated herein by reference.

10.15 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit
            2.2 to the October 1, 1996 Current Report, is hereby incorporated herein by reference.

10.16       Promissory Note dated September 30, 1996 in favor of Alan Henry
            Woods in the principal amount of $1,731,450, previously filed as
            Exhibit 2.3 to the October 1, 1996 Current Report, is hereby incorporated herein by reference.

10.17 Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit
            10.19 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.18       Promissory Note dated September 15, 1997 in favor of Alan Henry

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------

            Woods in the principal amount of $1,000,000, previously filed as
            Exhibit 10.20 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.19 Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit
            10.21 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.20       Promissory Note dated September 15, 1998 in favor of Alan Henry
            Woods in the principal amount of $1,000,000, previously filed as
            Exhibit 10.22 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.21 Promissory Note dated September 15, 1999 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.22       Promissory Note dated September 15, 1999 in favor of Alan Henry
            Woods in the principal amount of $1,000,000.

10.23       Settlement Agreement dated January 3, 1997 by and between the
            Company and the National Indian Gaming Commission, previously filed as Exhibit 99 to the Company's Current Report on Form 8-K dated
            January 7, 1997, filed with the Commission on January 7, 1997 (File
            No. 0.11532), is hereby incorporated herein by reference.

10.24 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
            Period Ended September 30, 1997, filed with the Commission on
            November 13, 1997 (File No. O-11532), is hereby incorporated herein by reference.

10.25 Software Support and Supply Agreement dated as of March 13, 1998, by and between Worldwide Media Holdings N.V. and Intertainet Overseas
            Licensing Limited, previously filed as Exhibit 10.5 to the March
            1998 Quarterly Report, is hereby incorporated herein by reference.

10.26 Appointment of Marketing Representative dated as of March 13, 1998, by and between Worldwide Media Holdings N.V., Intertainet Overseas
            Licensing Limited, Cyberluck Curacao N.V. and Berdenac Holdings
            N.V., previously filed as Exhibit 10.6 to the March 1998 Quarterly
            Report, is hereby incorporated herein by reference.

10.27 Consulting and Marketing Agreement dated as of March 12, 1998 by and between the Company and Worldwide Media Holdings, N.V.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

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


                               INLAND ENTERTAINMENT CORPORATION,
                               a Utah corporation


Dated: September 27, 1999      By: /s/ L. DONALD SPEER, II
                                  ----------------------------------------------
                                       L. Donald Speer, II
                                  Chairman of the Board and Chief Executive
                                  Officer, President and Chief Operating Officer
                                       (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                            DATE
---------                       -----                                            ----
/s/ L. DONALD SPEER, II         Chairman of the Board and                        September 27, 1999
--------------------------      Chief Executive Officer,
L. Donald Speer, II             President and Chief Operating Officer
                                And Director
                                (Principal Executive Officer)

/s/ RICHARD T. HARRISON         President and Chief Operating Officer of         September 27, 1999
--------------------------      Cyberworks, Inc., a wholly-owned subsidiary
Richard T. Harrison             of the Company, and a Director

/s/ ANDREW B. LAUB              Executive Vice President,                        September 27, 1999
--------------------------      Chief Financial Officer,
Andrew B. Laub                  Treasurer and a Director
                                (Principal Financial Officer)

/s/ G. FRITZ OPEL               Executive Vice President,                        September 27, 1999
--------------------------      Marketing and Consulting
G. Fritz Opel                   Services and a Director

/s/ SANJAY SABNANI              Vice President, Investor Relations Officer,      September 27, 1999
--------------------------      President of Venture-Catalyst.com, a Division
Sanjay Sabnani                  of the Company and a Director

SIGNATURE                       TITLE                                            DATE
---------                       -----                                            ----
/s/ THOMAS G. HOLMES            Vice President of Technology                     September 27, 1999
--------------------------      and a Director
Thomas G. Holmes

/s/ JANA MCKEAG                 Vice President, Governmental                     September 27, 1999
--------------------------      Relations and a Director
Jana McKeag

/s/ KEVIN MCINTOSH              Controller                                       September 27, 1999
--------------------------      (Principal Accounting Officer)
Kevin McIntosh

/s/ CHARLES REIBEL              Director                                         September 27, 1999
--------------------------
Charles Reibel

/s/ CORNELIUS E. SMYTH          Director                                         September 27, 1999
--------------------------
Cornelius E. ("Neil") Smyth

                                  EXHIBIT INDEX

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------

 2.1 Agreement and Plan of Reorganization by and among the Company, Cyberworks, Inc., Inland Acquisition Corporation and Richard T.
            Harrison dated August 25, 1998, previously filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated September 10, 1998, filed with the Commission on September 11, 1998 (File No. 0-11532)
            (the "September 11, 1998 Current Report"), is hereby incorporated herein by reference.

 2.2        Agreement of Merger by and between Cyberworks, Inc. and Inland
            Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.02 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

 2.3        Articles of Merger by and between Cyberworks, Inc. and Inland
            Acquisition Corporation dated August 27, 1998, previously filed as
            Exhibit 2.03 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

 2.4 Asset Purchase Agreement dated as of July 16, 1999 by and among the Company, Typhoon Capital Consultants, LLC, Sanjay Sabnani and
            Manisha Sabnani.

 3.1 Amended and Restated Articles of Incorporation of the Company, previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the
            Commission on October 12, 1995 (File No. 0-11532) (the "Fiscal 1995
            Annual Report"), is hereby incorporated herein by reference.

 3.2 Articles of Amendment of the Company, previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
            Period Ended December 31, 1997, filed with the Commission on
            February 13, 1998 (File No. O-1152), is hereby incorporated herein by reference.

 3.3        Amended and Restated By-laws of the Company (formerly known as Twin
            Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the
            Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended March 31, 1996, filed with the Commission on May 17, 1996
            (File No. 0-11532) (the "March 1996 Quarterly Report"), is hereby incorporated herein by reference.

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------
        MATERIAL CONTRACTS RELATING TO MANAGEMENT COMPENSATION PLANS OR
ARRANGEMENTS

10.1 1994 Stock Option Plan of Inland Casino Corporation, a Delaware corporation, previously filed as Exhibit 10.2 to the Fiscal 1995
            Annual Report, is hereby incorporated herein by reference.

10.2 The Company's 1995 Stock Option Plan, as amended, previously filed as Appendix A to the Company's Proxy Statement dated October 27,
            1998 filed with the Commission on October 28, 1997 (File No.
            0-11532), is hereby incorporated herein by reference.

10.3 The Company's 1996 Non-employee Directors Stock Option Plan, previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the
            Commission on September 28, 1998 (File No. 0-11532) (the "Fiscal
            1998 Annual Report"), is hereby incorporated by reference.

10.4 Settlement and Release Agreement dated as of February 10, 1998, by and between the Company and Duane Eberlein, previously filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998 (File No. 0-11532) (the "March 1998 Quarterly
            Report"), is hereby incorporated herein by reference.

10.5 Settlement and Release Agreement dated as of March 6, 1998, by and between the Company and Arthur Pfizenmayer, previously filed as
            Exhibit 10.2 to the March 1998 Quarterly Report, is hereby incorporated herein by reference.

10.6        Employment Agreement by and among the Company, Cyberworks, Inc. and
            Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.01 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

10.7        Noncompetition Agreement by and among the Company, Cyberworks, Inc.
            and Richard T. Harrison dated August 27, 1998, previously filed as
            Exhibit 99.02 to the September 11, 1998 Current Report, is hereby incorporated herein by reference.

10.8 Employment Agreement by and between the Company and Sanjay Sabnani, dated July 16, 1999.

        OTHER MATERIAL CONTRACTS

10.9 Amended and Restated Consulting Agreement by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians (the
            "Barona Tribe"), dated as of April 29, 1996, previously filed as
            Exhibit 10.7 to the Company's Annual Report

            on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on October 5, 1996 (File No. 0-11532) (the "Fiscal 1996 Annual Report"), is hereby incorporated herein by reference.

10.10 Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between the Company and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to the March 1998 Quarterly Report, is hereby incorporated herein by reference.

10.11 Amended and Restated Gaming Machine Location Agreement by and between SSK Game Enterprises and the Company, dated December 1, 1995, previously filed as Exhibit 10.16 to the Fiscal 1996 Annual Report, is hereby incorporated herein by reference.

10.12 Amended and Restated Gaming Machine Location Agreement between Zino, Inc. and the Company, dated December 1, 1995, previously filed as
            Exhibit 10.17 to the Fiscal 1996 Annual Report, is hereby incorporated herein by reference.

10.13 Amended and Restated Gaming Machine Location Agreement between American Heritage Amusement Corporation and the Company, dated December 1, 1995, previously filed as Exhibit 10.18 to the Fiscal 1996 Annual Report, is hereby incorporated herein by reference.

10.14 Stock Purchase and Settlement and Release Agreement by and among the Company, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532) (the "October 1, 1996 Current Report"), is hereby incorporated herein by reference.

10.15 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit
            2.2 to the October 1, 1996 Current Report, is hereby incorporated herein by reference.

10.16 Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as
            Exhibit 2.3 to the October 1, 1996 Current Report, is hereby incorporated herein by reference.

10.17 Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit
            10.19 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.18 Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as
            Exhibit 10.20 to the Fiscal 1998 Annual Report, is hereby

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------
            incorporated by reference.

10.19 Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit
            10.21 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.20       Promissory Note dated September 15, 1998 in favor of Alan Henry
            Woods in the principal amount of $1,000,000, previously filed as
            Exhibit 10.22 to the Fiscal 1998 Annual Report, is hereby incorporated by reference.

10.21 Promissory Note dated September 15, 1999 in favor of Jonathan Ungar in the principal amount of $1,000,000.

10.22       Promissory Note dated September 15, 1999 in favor of Alan Henry
            Woods in the principal amount of $1,000,000.

10.23       Settlement Agreement dated January 3, 1997 by and between the
            Company and the National Indian Gaming Commission, previously filed as Exhibit 99 to the Company's Current Report on Form 8-K dated
            January 7, 1997, filed with the Commission on January 7, 1997 (File
            No. 0.11532), is hereby incorporated herein by reference.

10.24 Lease Agreement dated September 27, 1997, by and between the Company and Rancho Bernardo Associates, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
            Period Ended September 30, 1997, filed with the Commission on
            November 13, 1997 (File No. O-11532), is hereby incorporated herein by reference.

10.25 Software Support and Supply Agreement dated as of March 13, 1998, by and between Worldwide Media Holdings N.V. and Intertainet Overseas
            Licensing Limited, previously filed as Exhibit 10.5 to the March
            1998 Quarterly Report, is hereby incorporated herein by reference.

10.26 Appointment of Marketing Representative dated as of March 13, 1998, by and between Worldwide Media Holdings N.V., Intertainet Overseas
            Licensing Limited, Cyberluck Curacao N.V. and Berdenac Holdings
            N.V., previously filed as Exhibit 10.6 to the March 1998 Quarterly
            Report, is hereby incorporated herein by reference.

10.27 Consulting and Marketing Agreement dated as of March 12, 1998 by and between the Company and Worldwide Media Holdings, N.V.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

27          Financial Data Schedule.