Form 10KSB40/A
period 1999-06-30
INLAND ENTERTAINMENT CORP
filed 1999-10-27
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


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

10.27 Consulting and Marketing Agreement dated as of March 12, 1998 by and between the Company and Worldwide Media Holdings, N.V.

10.28       Loan and Security Agreement by and among the Company, L. Donald
            Speer II and Kelly Jacobs Speer, dated April 22, 1999.

10.29       Letter Agreement amending the Loan and Security Agreement dated
            April 30, 1999, by and among the Company, L. Donald Speer II and
            Kelly Jacobs Speer.

10.30       Consulting Agreement dated February 13, 1998, by and between the
            Company and Torrey Pines Consultants, Inc.

10.31       Inland Entertainment Corporation Confidentiality and Non-Disclosure
            Agreement dated February 13, 1998, by and between the Company and Arthur R. Pfizenmayer.

10.32 First Amendment to Consulting Agreement dated May 30, 1998, by and between the Company and Torrey Pines Consultants, Inc.

10.33 Addendum to Consulting Agreement dated February 24, 1999, by and between the Company and Torrey Pines Consultants, Inc.

10.34 Loan and Security Agreement dated December 19, 1997, by and between the Company and Christopher Wm. Voisin.

10.35 Promissory Note dated December 19, 1997, in favor of the Company in the principal amount of $49,462.

10.36 Amendment "A" to Loan and Security Agreement dated May 1, 1999, by and between the Company and Christopher Wm. Voisin.

10.37 Negotiable Secured Promissory Note dated August 5, 1999, in favor of the Company in the principal amount of $49,462.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

27          Financial Data Schedule.

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INLAND ENTERTAINMENT CORPORATION,
                                  a Utah corporation



Dated: October 27, 1999           By: /s/ ANDREW B. LAUB
                                      ------------------------------------------
                                          Andrew B. Laub
                                          Executive Vice President and Chief
                                          Financial Officer

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

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------
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

10.27 Consulting and Marketing Agreement dated as of March 12, 1998 by and between the Company and Worldwide Media Holdings, N.V.

10.28       Loan and Security Agreement by and among the Company, L. Donald
            Speer II and Kelly Jacobs Speer, dated April 22, 1999.

10.29       Letter Agreement amending the Loan and Security Agreement dated
            April 30, 1999, by and among the Company, L. Donald Speer II and
            Kelly Jacobs Speer.

10.30       Consulting Agreement dated February 13, 1998, by and between the
            Company and Torrey Pines Consultants, Inc.

10.31       Inland Entertainment Corporation Confidentiality and Non-Disclosure
            Agreement dated February 13, 1998, by and between the Company and Arthur R.
            Pfizenmayer.

10.32 First Amendment to Consulting Agreement dated May 30, 1998, by and between the Company and Torrey Pines Consultants, Inc.

10.33 Addendum to Consulting Agreement dated February 24, 1999, by and between the Company and Torrey Pines Consultants, Inc.

10.34 Loan and Security Agreement dated December 19, 1997, by and between the Company and Christopher Wm. Voisin.

10.35 Promissory Note dated December 19, 1997, in favor of the Company in the principal amount of $49,462.

10.36 Amendment "A" to Loan and Security Agreement dated May 1, 1999, by and between the Company and Christopher Wm. Voisin.

10.37 Negotiable Secured Promissory Note dated August 5, 1999, in favor of the Company in the principal amount of $49,462.

21          Subsidiaries of Registrant.

23          Consent of Grant Thornton LLP.

27          Financial Data Schedule.