Form 10QSB
period 1999-09-30
INLAND ENTERTAINMENT CORP
filed 1999-11-15
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


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

                    Issuer's telephone number: (858) 716-2100

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 5, 1999, 4,760,786 shares of common stock, $.001 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [ ]No [X]

================================================================================

                        INLAND ENTERTAINMENT CORPORATION
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                      Number
                                                                                      ------
           PART I.  FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

                        Consolidated Balance Sheets -
                        September 30, 1999 and June 30, 1999..........................    3

                        Consolidated Statements of Operations -
                        Three months ended September 30, 1999 and 1998................    4

                        Consolidated Statements of Cash Flows -
                        Three months ended September 30, 1999 and 1998................    5

                        Notes to Interim Consolidated Financial Statements............    6

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OR PLAN OF OPERATION............................   12

           PART II.  OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................   21

           SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                        INLAND ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                                                                           September 30, 1999   June 30, 1999
                                                                                               (Unaudited)
                                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................................................     $  8,043,958      $  9,285,928
  Accounts receivable, net ...............................................................          555,170           344,059
  Prepaid expenses and other current assets ..............................................          235,457           127,935
  Due from Barona Casino - expansion project .............................................        4,300,146         3,190,146
                                                                                               ------------      ------------
          Total current assets ...........................................................       13,134,731        12,948,068

NON-CURRENT ASSETS:
  Restricted cash and other investments ..................................................        2,152,393         2,144,393
  Employee and other receivables (net of allowance of $165,279) ..........................          260,399           265,134
  Property, plant and equipment, net .....................................................        1,028,808         1,073,111
  Deferred contract costs, net ...........................................................        3,017,287         3,184,915
  Available-for-sale securities, net .....................................................          100,000                --
  Deferred taxes .........................................................................          189,834           171,070
  Goodwill and other intangibles, net of amortization ....................................        3,402,394         3,424,179
  Deposits and other assets ..............................................................          401,973           422,984
                                                                                               ------------      ------------
          Total non-current assets........................................................       10,553,088        10,685,785
                                                                                               ------------      ------------

          Total assets ...................................................................     $ 23,687,819      $ 23,633,853
                                                                                               ============      ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees-- Barona Casino .....................................     $  2,729,041      $  2,603,457
  Current portion of long-term debt ......................................................          400,000           400,000
  Deferred revenues ......................................................................          101,117           125,072
  Accounts payable and accrued expenses ..................................................          800,135         1,440,349
  Income taxes payable ...................................................................          453,509           386,745
                                                                                               ------------      ------------
          Total current liabilities ......................................................        4,483,802         4,955,623

LONG-TERM DEBT, LESS CURRENT PORTION .....................................................        9,900,000         9,900,000
                                                                                               ------------      ------------

          Total liabilities ..............................................................       14,383,802        14,855,623

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
  authorized and 4,753,786 shares issued and outstanding .................................            4,754             4,754
  Additional paid in capital .............................................................        1,312,808         1,297,808
  Retained earnings ......................................................................        7,995,455         7,475,668
  Deferred compensation ..................................................................           (9,000)
                                                                                               ------------      ------------
          Total shareholders' equity .....................................................        9,304,017         8,778,230
                                                                                               ------------      ------------

          Total liabilities and shareholders' equity .....................................     $ 23,687,819      $ 23,633,853
                                                                                               ============      ============

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                    1999            1998
                                                -----------     -----------
REVENUE:
     Indian gaming consulting ..............    $ 3,184,000     $ 3,097,099
     Web-site development ..................        822,996         163,108
     Other .................................        141,053          69,554
                                                -----------     -----------
                                                  4,148,049       3,329,761
                                                -----------     -----------

OPERATING EXPENSES:
     Compensation and benefits .............      1,459,069       1,164,213
     General and administrative expenses ...      1,524,616       1,865,862
     Amortization of deferred contract costs        167,628         167,628
                                                -----------     -----------
                                                  3,151,313       3,197,703
                                                -----------     -----------

Operating profit ...........................        996,736         132,058

OTHER INCOME AND (EXPENSE):
    Interest income ........................        143,884         170,411
    Interest expense .......................       (195,833)       (145,833)
                                                -----------     -----------
                                                    (51,949)         24,578
                                                -----------     -----------
Income before income taxes .................        944,787         156,636

Income tax provision .......................        425,000          67,000
                                                -----------     -----------

Net income .................................    $   519,787     $    89,636
                                                ===========     ===========

Net income per share - basic ...............    $       .11     $       .02
                                                ===========     ===========
Net income per share - diluted .............    $       .11     $       .02
                                                ===========     ===========

Shares used in the computation of net income
    per share - basic ......................      4,753,786       4,217,045
                                                ===========     ===========
Shares used in the computation of net income
    per share - diluted ....................      4,828,724       4,798,904
                                                ===========     ===========

                        INLAND ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                          1999             1998
                                                                      ------------     ------------
Net cash generated by (used in) operating activities:
     Net income ..................................................    $    519,787     $     89,636
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ...........................         356,370          265,792
         Provision for bad debts .................................          10,000               --
         Deferred taxes ..........................................         (18,764)              --
         Compensation for granting of non-employee stock options .           6,000           15,000
         Due from Barona Casino - expansion project ..............      (1,110,000)              --
         Changes in operating assets and liabilities .............        (787,444)        (537,737)
                                                                      ------------     ------------
 Net cash used in operating activities ...........................      (1,024,051)        (167,309)
                                                                      ------------     ------------

 Cash flows (used in) provided by investing activities:
     Purchase of Cyberworks, Inc. ................................                         (671,513)
     Purchase of available-for-sale securities ...................        (100,000)
     Purchase of other intangible assets .........................         (77,191)
     Maturity of short-term investments ..........................                        1,876,667
     Purchase of furniture and equipment .........................         (45,463)        (103,780)
     Payments of loans ...........................................           4,735            7,197
                                                                      ------------     ------------
 Net cash (used in) provided by investing activities .............        (217,919)       1,108,571
                                                                      ------------     ------------

 Cash flows provided by financing activities:
     Proceeds from exercise of stock options .....................                           87,500
                                                                                       ------------
 Net cash provided by financing activities .......................                           87,500
                                                                                       ------------

 (Decrease) / increase in cash ...................................      (1,241,970)       1,028,762
 Cash, beginning of period .......................................       9,285,928        9,205,502
                                                                      ------------     ------------
 Cash, end of period .............................................    $  8,043,958     $ 10,234,264
                                                                      ============     ============

 Supplemental disclosures of cash flow information:
      Interest expense paid ......................................    $    712,686     $    532,655
                                                                      ============     ============
      Income taxes paid ..........................................    $    377,000     $    300,000
                                                                      ============     ============

  Non-cash investing and financing activities:
      Acquisition of Cyberworks, Inc. ............................
       Fair value of tangible assets .............................                     $    244,226
       Goodwill ..................................................                        3,661,077
       Liabilities assumed .......................................                         (188,790)
       Stock issued (750,000 shares) .............................                       (3,045,000)
                                                                                       ------------
       Cash paid .................................................                     $    671,513
                                                                                       ============

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1. DESCRIPTION OF BUSINESS.

Inland Entertainment Corporation, a Utah corporation formerly known as Inland Casino Corporation ("Inland Entertainment" or the "Company"), provides consulting and other professional services for gaming operations with Native American tribes. A majority of its revenue is earned from a consulting agreement with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County.

Since fiscal 1998, in addition to Indian gaming, the Company has pursued, and continues to pursue, Internet related opportunities including, web-site development, on-line marketing, electronic commerce applications and Internet business related consulting.

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

On August 27, 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks Inc. ("Cyberworks"), a web-site development and Internet marketing company. Cyberworks provides its services to clients in the entertainment, technology, and business-to-business industries, and to various professional associations and non-profit organizations. Cyberworks operates as a wholly-owned subsidiary of the Company.

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

2. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION.

The accompanying interim unaudited consolidated financial statements have been prepared by Inland Entertainment Corporation and its subsidiaries Cyberworks, Inc. and Worldwide Media Holdings, N.V., (collectively the "Company" or "Inland"), in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


3. BARONA CONSULTING AGREEMENT.

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

In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and the Company, which will include a review of the Barona Consulting Agreement. In September 1999, the Company submitted the Modification to the NIGC. This review is currently pending.

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

4. TRIBAL-STATE COMPACTS.

BARONA COMPACT. In August 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"). The U.S. Secretary of the Interior approved the Barona Compact, effective October 22, 1998.

The initial term of the Barona Compact will end on January 1, 2009. The Barona Tribe has been given the option to renew the Barona Compact for two additional five (5) year terms upon written notice of renewal to

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or to have committed violations of the terms of the Barona Compact on five or more occasions.

Rather than the electronic machines currently in play at the Barona Casino, the Barona Compact permits the following two varieties of Indian Lottery Games: (a) Indian Video Lottery Match Game and (b) Indian Video Lottery Scratcher Game. The Barona Tribe is allowed to operate 1,057 machines, but has been allocated only 199 machines. The balance of machines must be licensed from other Federally recognized tribes for an annual fee of $5,000 per machine.

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

On September 10, 1999, the California legislature approved State Constitution amendment 11, ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. SCA 11 addresses the deficiencies of Proposition 5. Proposition 5, the Tribal Government Gaming and Economic Self Sufficiency Act of 1998, was approved by the California Voters in the November 1998 General Election. In August 1999, the California Supreme Court ruled that those provisions of Proposition 5 which attempted to amend the California constitutional prohibition against gaming was unconstitutional. If approved by the people of California on the March 2000 General Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by Federally recognized Indian tribes on Indian lands in California. SCA 11 further provides that any such compact would be subject to ratification by the California legislature.

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


BARONA COMPACT II. On September 10, 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe. The compacts are subject to ratification by the California legislature, approval by the U.S. Secretary of the Interior and passage of California State Constitutional Amendment 11. On September 10, 1999, the California Legislature voted to ratify each of the above-referenced compacts including the Barona Compact II. There is no assurance that the remaining conditions will be satisfied. The new Tribal-State Compacts significantly expand the permissible scope of Indian Gaming beyond that permitted by the Barona Compact. Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect.

5. DUE FROM BARONA CASINO - EXPANSION PROJECT.

The Barona Tribe is in the planning stages of an approximately $150 million expansion project. The Company is assisting the Barona Casino in obtaining outside financing for the project. Prior to the time that the Barona Casino obtains such financing, the Company is sharing in funding the expansion costs incurred with the Barona Tribe. The Company expects to commit approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of September 30, 1999, the Company has advanced $4,300,146; these advances have been, and will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in early calendar year 2000.

6. ACQUISITIONS.

On August 27, 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks in exchange for 750,000 shares of its common stock and $500,000 in cash, in a transaction valued, exclusive of acquisition costs, at $3,560,000. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying financial statements since August 27, 1998. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $3,732,000 and is being amortized on a straight-line basis over 10 years.

In July 1999, the Company purchased $100,000 in assets from Typhoon Capital Consulting, LLC, an investor relations and Internet strategy consulting firm, consisting of three domain names, including "Venture-Catalyst.com", computer equipment, office equipment and furniture. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years.

Goodwill and other intangible assets net of amortization as of September 30, 1999 is $3,402,394 and amortization expense of $98,976 has been recorded for Fiscal 2000 through September 30, 1999. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and other intangible assets and will expense all or any portion of the unamortized amounts determined necessary for fair statement.

7. RESTRICTED CASH AND OTHER INVESTMENTS.

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

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

8. EQUITY INVESTMENTS.

During the three months ended September 30, 1999, the Company, through its Venture-Catalyst.com division, acquired a minority equity position in MediaCycle, Inc., the owner and operator of "spun.com". The investment is classified as available-for-sale securities.

9. SEGMENT REPORTING.

The Company has four business segments: Indian Gaming Consulting, Web-Site Development Services, Internet Gaming Consulting, and Internet Business and Investor Relations Consulting (operating under the name "Venture-Catalyst.com".)

Information on segments and reconciliation to income, before income taxes, for the three months ending September 30, 1999 and 1998 are as follows:

                                       INDIAN         INTERNET         WEB-SITE         VENTURE-      ADJUSTMENTS &    CONSOLIDATED
                                       GAMING          GAMING         DEVELOPMENT    CATALYST.COM     ELIMINATIONS        TOTALS
                                  ---------------- --------------- ---------------- -------------- ----------------- ---------------
For the three months ended
September 30, 1999:

Revenues (external) ............     $ 3,184,000     $   110,053      $   822,996     $    31,000               --      $ 4,148,049
Revenues (intersegment) ........              --              --      $    13,225              --      $   (13,225)     $        --

Segment operating profit/(loss)      $ 1,054,925     $   (56,730)     $    59,315     $  (112,723)              --      $   944,787

For the three months ended
September 30, 1998:

Revenues (external) ............     $ 3,097,099     $    69,554      $   163,108              --                       $ 3,329,761
Revenues (intersegment) ........              --              --      $   121,485              --      $  (121,485)

Segment operating profit/(loss)      $ 1,159,032     $(1,045,609)     $    43,213              --               --      $   156,636

                        INLAND ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


10. NET INCOME PER SHARE.

Below is the reconciliation of the components of the calculation of basic and diluted net income per share for the time periods indicated:

                                                          FOR THE THREE MONTHS
                                                           ENDED SEPTEMBER 30,

                                                          1999           1998
                                                       ----------     ----------
     Net income available to common shareholders       $  519,787     $   89,636
                                                       ==========     ==========

     Weighted average shares outstanding-- basic        4,753,786      4,217,045
     Effect of stock options                               74,938        581,859
                                                       ----------     ----------
     Weighted average shares outstanding-- diluted      4,828,724      4,798,904
                                                       ==========     ==========

For the three months ended September 30, 1999, options to purchase 4,342,101 shares of the Company's common stock, at prices ranging from $2.75 to $4.13 per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through June 2009, were still outstanding at September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Inland Entertainment Corporation operates in four business segments: (a) Indian Gaming Consulting; (b) Web-site Development services; (c) Internet Gaming Consulting, and (d) Internet Business and Investor Relations Consulting. During the quarter ended September 30, 1999, approximately 77% of the revenue earned was attributable to Indian Gaming Consulting. Unless otherwise specified in this
Item 2, "Inland Entertainment Corporation" or the "Company" refers to the Company and its subsidiaries.

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

In 1996, the Barona Casino had become financially self-sufficient and the Company's relationship with the Barona Tribe had evolved from that of manager of the Barona Casino to consultant to the Barona Tribe which was now acting as the manager of the Barona Casino. Since the Company has transitioned from manager to consultant, there have been only two categories of investments by the Company in the Barona Casino. The first category related to project commitments made to the Barona Tribe by the Company when the Company was acting as "manager" pursuant to the management agreement. Funds attributable to this category have equaled in the aggregate approximately $550,000. The second category related to a $2,000,000 NIGC settlement. Commencing in November 1996, the Company committed to contribute $2,000,000 to the Barona Tribe to be used to construct a new road and entrance to the Barona Casino. As of September 30, 1999, the Company has paid $1,200,000 of the $2,000,000 commitment.

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

In August 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"). The Barona Compact was signed by the Governor of California and the Chairman of the Barona Tribe on August 12, 1998; thereafter, the Barona Tribal Council voted to submit the Barona Compact to the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998.

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

On September 10, 1999, the California legislature approved State Constitutional Amendment 11 ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. If approved by the California voters on the March 2000 General Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking percentage card games by Federally recognized Indian tribes on Indian lands in California.

On September 10, 1999 the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe (the "Barona Compact II"). The compacts are subject to ratification by the California Legislature, approval by the U.S. Secretary of the Interior and passage of SCA 11. On September 10, 1999, the California legislature voted to ratify these compacts, including the Barona Compact II. There is no assurance that the remaining conditions will be satisfied. The new Tribal-State Compacts significantly expand the permissible scope of Indian gaming beyond that permitted by the Barona Compact. Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect. Management believes the Barona Compact and the Barona Compact II ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

WEB-SITE DEVELOPMENT BUSINESS

On August 27, 1998, the Company acquired Cyberworks, Inc. ("Cyberworks"), a web-site development and Internet marketing company. Cyberworks operates as a wholly-owned subsidiary of the Company. Cyberworks' services include full service web-site development, strategic consulting for interactive and on-line business development and custom Internet application. Cyberworks provides its services to clients in the entertainment, technology, and business-to-business industries, and to various professional associations and non-profit organizations.

INTERNET GAMING CONSULTING

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

In July, 1999, the Company launched the "Vegas At Home" portal web-site, which is designed to provide both the gaming industry and its patrons with an on-line, central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos, as well as links to the four above-referenced Internet-based casino web-sites.

INTERNET BUSINESS AND INVESTOR RELATIONS CONSULTING

In July, 1999, the Company formed an Internet business and investor relations consulting division, which is operating under the name "Venture-Catalyst.com." Through the Venture-Catalyst.com division, the Company offers to public and private companies a wide array of Internet business services, including financial public relations, venture capital sourcing and on-line business strategy. The Division's objective is to serve as a consultant to and/or "incubate" Internet entrepreneurial ventures during every stage of their financial growth. The Division may, under certain circumstances, make equity investments in, or take all or a portion of its consulting fees in equity of its clients.

The Company has made, and expects to continue to make, investments in personnel to allow the Venture-Catalyst.com division to grow. During the three month period ended September 30, 1999, the Company hired five employees to lead in the development and expansion of the new venture catalyst division. The Company is now better positioned to leverage its financial resources, management consulting expertise, knowledge of the Internet and existing web-development platform.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUE. Consolidated revenues increased 24.6% to $4,148,049 for the three months ended September 30, 1999 from $3,329,761 for the three months ended September 30, 1998. Revenues from Indian gaming consulting increased 2.8% to $3,184,000 from $3,097,099 earned during the same quarter last year, primarily as a result of higher revenues at the Barona Casino, partially off-set by increased expenses at the facility.

Revenues earned by Cyberworks from web-site development and on-line marketing in fiscal 2000 were $822,996, an increase of 404.6% from the $163,108 earned during the same quarter in fiscal 1999. The increase was due to (a) three months of fees earned during fiscal 2000, as opposed to approximately one month of fees earned during the same period in fiscal 1999, and (b) increased services performed for external clients.

Revenues earned by WMH for marketing and consulting related to Internet gaming increased 58.2% to $110,053 for the three months ended September 30, 1999 from $69,554 during the same period in fiscal 1999 as a result of (a) increased activity in the casinos marketed by WMH, and (b) providing consulting services to an additional casino.

During the three month period ended September 30, 1999, the Company had one other source of revenue not present during the same quarter last year. Since July 16, 1999, $31,000 was earned by Venture-Catalyst.com for Internet business and investor relations consulting services performed.

COMPENSATION AND BENEFITS. Compensation and benefits expenses increased 25.3% to $1,459,069 for the three months ended September 30, 1999, from $1,164,213 during the same quarter last year. The increase was primarily a result of (a) the addition of Cyberworks employees for the entire quarter in the current year, as opposed to only approximately one month during the same period last year, and
(b) the addition of five Venture-Catalyst.com employees during the current quarter.

OPERATING EXPENSES. General and administrative expenses decreased 18.3% to $1,524,616 for the three months ended September 30, 1999 from $1,865,862 for the three months ended September 30, 1998, resulting primarily from decreases in (a) start-up costs, advertising, marketing, and promotion of the on-line casinos and
(b) third-party consulting fees incurred by the Company in connection with web-site development and consulting services provided to Internet casinos. These decreases were partially offset by increases in (a) third-party consulting fees incurred by the Company in connection with its performance of consulting services to the Barona Casino; (b) third-party consulting fees incurred by the Company in connection with its performance of web-site development and on-line marketing services; (c) amortization of goodwill related to the acquisition of Cyberworks; and (d) client relation expenses, which included a contribution for the design and construction of a Native American museum on the Barona Reservation.

Amortization of deferred contract costs were flat at $167,628 for the three months ended September 30, 1999 and 1998, as a result of the total deferred contract costs and amortization period for these costs remaining unchanged during these periods.

OTHER INCOME AND EXPENSE. For the three months ended September 30, 1999, interest income was approximately $144,000 compared to approximately $170,000 for the three months ended September 30, 1998. The decrease was due to the decrease in the Company's investments and cash equivalent balances during the current quarter.

Interest expense increased to approximately $196,000 for the three months ended September 30, 1999 from approximately $146,000 for the three months ended September 30, 1998, as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the repurchase of shares of the Company's common stock held by them.

INCOME TAX PROVISION. The income tax provision increased to $425,000 for the three months ended September 30, 1999 from $67,000 for the three months ended September 30, 1998, based on increased operating profits for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at September 30, 1999 consisted of unrestricted cash of $8,043,958 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the three months ended September 30, 1999, the Company's cash position decreased by $1,241,970 to $8,043,958, from the June 30, 1999 balance of $9,285,928. The decrease was a result of cash flows used in operating activities of approximately $1,024,000 and cash flows used in investing activities of approximately $218,000 during the period.

Cash flows used in operating activities include: (a) $1,110,000 in short-term advances to the Barona Casino for the Barona Casino expansion project discussed above; (b) increases in accounts receivable of approximately $221,000 primarily due to Cyberworks' billings for services performed; (c) decreases in accounts payable and accrued expenses of approximately $640,000; and (d) an increase in prepaid assets of approximately $108,000 primarily due to prepayments of insurance premiums during the quarter.

Cash flows provided by operating activities include: (a) net income of $519,787;
(b) amortization of deferred contract costs of approximately $168,000; (c) depreciation on property and equipment of approximately $90,000; (d) goodwill amortization of approximately $99,000 primarily related to the acquisition of Cyberworks; (e) an increase in income taxes payable of approximately $67,000; and (f) an increase in the Advances of Future Consulting fees of approximately $126,000 primarily due to timing differences between consulting revenues earned and recognized but not yet paid.

Cash flows used in investing activities include: (a) a $100,000 minority equity investment in MediaCycle, Inc. and (b) net investments in fixed assets of approximately $45,000. Additionally, the Company purchased $100,000 of assets from Typhoon Capital Consulting, LLC, an investor relations and Internet strategy consulting firm, consisting of three domain names, including "Venture-Catalyst.com", computer equipment, office equipment, and furniture. Approximately $23,000 of equipment and furniture is included in the $45,000 of fixed asset purchases noted above. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years.

With respect to the current project to expand the Barona Casino discussed above, the Company and the Barona Tribe will share in funding the expansion costs incurred prior to obtaining outside financing. The Company expects to commit approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of September 30, 1999, the Company had advanced $4,300,146. These advances have been, and such future advances will be, accounted for as a receivable from the Barona Casino to the Company. Payment of the receivable is expected to occur when the Barona Tribe obtains outside financing which is expected to be sometime in early calendar year 2000.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 between the Barona Tribe and the Company, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. The Company invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by the Company due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed in the Overview above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "Advances of Future Consulting Fees." The Barona Casino established a corresponding receivable. When the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the September 30, 1999 balance in Advances of Future Consulting fees of $2,729,041 and the $2,500,000 is due primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. Consulting fees have typically been paid in the month subsequent to the month in which services were performed.

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

The Company's long-term debt in connection with this stock repurchase is $9,500,000 as of September 30, 1999. In addition, if all contingent obligations are met, a maximum of $6,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this long-term debt.

Restricted cash and other investments of approximately $2,152,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; and (b) funds in the amount of $2,011,393 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $493,393 in revenue bonds with a principal face amount of $500,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during the fiscal year on the bonds held by the company. (See Notes to Interim Consolidated Financial Statements,
Note 7. Restricted cash and other investments.)

WMH has entered into a long-term contract that obligates it to spend $120,000 a year for marketing services related to the promotion of on-line casinos.

The Company has a commitment of approximately $220,000 towards the design and construction of a Native American museum on the Barona Reservation. As of November 5, 1999, the Company has paid approximately $65,000 towards this commitment.


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

    o  DEPENDENCY ON REVENUES FROM THE BARONA CASINO

    The Company historically has derived substantially all of its income, and currently derives the majority of its income, from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company in connection with its consulting relationship with the Barona Tribe could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources.

    o  THE BARONA CONSULTING AGREEMENT

    Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company. (See Notes to Consolidated Financial Statements, Note 3. -- Barona Consulting Agreement.)

    o  UNCERTAINTIES CONCERNING INTERNET GAMING

    Many of the laws and regulations concerning the regulation of the business of Internet gaming in the United States and in other countries are currently being developed. The evolution of the laws and statutes regarding Internet gaming will have a significant impact on the Company's Internet gaming business. It is not known at what rate or direction the evolution of such gaming regulations and statutes will take place. The Company is competing with other entities, some of which have been in the market longer than the Company. In addition, certain current competitors and potential future competitors have, or may have greater resources than the Company to devote further technologies and new product developments to the development of Internet gaming. There can be no assurance that existing or future competitors will not develop or offer technologies that provide significant economic, technological, creative or strategic advantages over those offered by the Company. The Company's future success in the Internet Gaming Consulting field is dependent on the evolving regulatory and competitive environment. There is no assurance that the Company's present and contemplated services provided to "Internet gaming casinos" will achieve or maintain sufficient commercial acceptance, or if they do, that regulatory developments will not diminish the full economic potential of such virtual gaming sites.

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

     o  YEAR 2000 READINESS DISCLOSURE

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999 that could lead to business disruptions in the U.S. and internationally (the "Year 2000 issue"). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industries in which the Company and its subsidiaries operate. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

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

     The Barona Casino has formed a committee to address the Year 2000 issue. It has a strategy that includes an analysis phase, project plan, testing phase, implementation phase and a risk contingency plan. The Company is in the process of reviewing their strategic plan and has made formal inquiries as to their progress during the first quarter of Fiscal 2000. According to representations made by Barona Casino management, they have (a) sent letters to critical vendors requesting Year 2000 compliance and contingency plan information; (b) identified problem systems; (c) implemented and tested software patches and/or upgrades to various systems, including inventory, accounting, human resources, and payroll; (d) substantially completed the replacement of all personal computers to Year 2000 compliant hardware; (e) replaced network servers; and (f) purchased Year 2000 diagnostic software that has been, and will continue to be in use throughout the year to test PC's, servers and software. None of the vendor responses received to date indicate that a material Year 2000 related disruption to systems or operations will adversely impact the Barona Casino. Additionally, the Barona Casino has evaluated the potential impact of the Year 2000 issues on it's equipment and machines that contain software or microchips that have date logic dependencies. Based on inquiries to vendors, bench tests, and other diagnostic procedures, the Barona Casino believes that there will be no material adverse impact or failures caused by Year 2000 issues related to it's equipment or machines.

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

     As of September 30, 1999, total costs relating to the Company's compliance efforts, based upon management's best estimates, were 45 man-hours of the Company's personnel and $3,400. Costs for Year 2000 compliance evaluation will continue to be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations.

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

        EXHIBIT
          NO.                           DESCRIPTION
        -------                         -----------
          2.1                 Asset Purchase Agreement dated as of July 16, 1999
                              by and among the Company, Typhoon Capital
                              Consultants, LLC, Sanjay Sabnani and Manisha
                              Sabnani, previously filed as Exhibit 2.4 to the
                              Company's Annual Report on Form 10-KSB for the
                              Fiscal Year ended June 30, 1999, dated September
                              27, 1999 and filed with the Commission on
                              September 28, 1999 (File No. 0-11532) (the "Fiscal
                              1999 Annual Report"), is hereby incorporated
                              herein by reference.

          10.1 Employment Agreement by and between the Company and Sanjay Sabnani, dated July 16, 1999, previously filed as Exhibit 10.8 to the Fiscal
                              1999 Annual Report, is hereby incorporated herein by reference.

          10.2                Assignment, Assumption and Consent dated September
                              28, 1999 by and between Typhoon Capital
                              Consultants, LLC, dba: Venture-Catalyst.com,
                              Inland Entertainment Corporation and Spieker
                              Properties, L.P. relating to the March 22, 1999
                              Santa Monica, California Office Lease.

          10.3 Lease Agreement dated March 22, 1999, by and between Typhoon Capital Consultants, LLC, dba:
                              Venture-Catalyst.com, and Spieker Properties, L.P.

          10.4 Assignment and Assumption Agreement dated as of July 16, 1999, by and among the Company, Typhoon
                              Capital Consultants, LLC, Sanjay Sabnani and
                              Manisha Sabnani.

          10.5                Negotiable Secured Promissory Note, dated August
                              5, 1999, of Christopher Wm. Voisin, in favor of the Company in the principal amount of $49,462, previously filed as Exhibit 10.37 to the Fiscal
                              1999 Annual Report (specifically included in
                              Amendment No. 1 to the 1999 Annual Report dated and filed with the Commission on Form 10-KSB/A on October 27, 1999), is hereby incorporated herein by reference

          27                  Financial Data Schedule.

 (b) Reports on Form 8-K. During the Company's first quarter ended September 30, 1999 the Company filed two Current Reports on Form 8-K; one dated July 28, 1999, and the other dated September 13, 1999. Each such Current Report reported under "Item 5. Other Events" an updated Beneficial Ownership Table for the Company.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INLAND ENTERTAINMENT CORPORATION,
                                      a Utah Corporation



Date:           November 12, 1999          By: /S/ ANDREW B. LAUB
                                               --------------------
                                           Andrew B. Laub
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Authorized Signatory, Principal
                                           Financial Officer)

Date:           November 12, 1999          By: /S/ KEVIN MCINTOSH
                                               --------------------
                                           Kevin McIntosh
                                           Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
          2.1                 Asset Purchase Agreement dated as of July 16, 1999
                              by and among the Company, Typhoon Capital
                              Consultants, LLC, Sanjay Sabnani and Manisha
                              Sabnani, previously filed as Exhibit 2.4 to the
                              Company's Annual Report on Form 10-KSB for the
                              Fiscal Year ended June 30, 1999, dated September
                              27, 1999 and filed with the Commission on
                              September 28, 1999 (File No. 0-11532) (the "Fiscal
                              1999 Annual Report"), is hereby incorporated
                              herein by reference.

          10.1 Employment Agreement by and between the Company and Sanjay Sabnani, dated July 16, 1999, previously filed as Exhibit 10.8 to the Fiscal
                              1999 Annual Report, is hereby incorporated herein by reference.

          10.2                Assignment, Assumption and Consent dated September
                              28, 1999 by and between Typhoon Capital
                              Consultants, LLC, dba: Venture-Catalyst.com,
                              Inland Entertainment Corporation and Spieker
                              Properties, L.P. relating to the March 22, 1999
                              Santa Monica, California Office Lease.

          10.3 Lease Agreement dated March 22, 1999, by and between Typhoon Capital Consultants, LLC, dba:
                              Venture-Catalyst.com, and Spieker Properties, L.P.

          10.4 Assignment and Assumption Agreement dated as of July 16, 1999, by and among the Company, Typhoon
                              Capital Consultants, LLC, Sanjay Sabnani and
                              Manisha Sabnani.

          10.5                Negotiable Secured Promissory Note, dated August
                              5, 1999, of Christopher Wm. Voisin, in favor of the Company in the principal amount of $49,462, previously filed as Exhibit 10.37 to the Fiscal
                              1999 Annual Report (specifically included in
                              Amendment No. 1 to the 1999 Annual Report dated and filed with the Commission on Form 10-KSB/A on October 27, 1999), is hereby incorporated herein by reference

          27                  Financial Data Schedule.