Form 10QSB
period 1999-12-31
VENTURE CATALYST INC
filed 2000-02-14
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

    For the transition period from ___________ to ___________


                         Commission File Number: 0-11532


                          VENTURE CATALYST INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                  Utah                                      33-0618806
                  ----                                      ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        16868 Via Del Campo Court, Suite 200, San Diego, California 92127
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 385-1000

                  Former Name: Inland Entertainment Corporation
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 4, 2000, 5,102,286 shares of common stock, $.001 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets -
             December 31, 1999 and June 30, 1999 ..........................  3

             Consolidated Statements of Operations -
             Three months ended December 31, 1999 and 1998 ................  4
             Six months ended December 31, 1999 and 1998 ..................  5

             Consolidated Statements of Cash Flows -
             Six months ended December 31, 1999 and 1998 ..................  6

             Notes to Interim Consolidated Financial Statements ...........  7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION ...................................... 14

PART II. OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 24

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................. 25

SIGNATURES ................................................................ 26

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999

                                                                                December 31, 1999         June 30, 1999
                                                                                -----------------         -------------
                                                                                   (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................          $ 4,592,379             $ 9,285,928
  Accounts receivable, net ..............................................              584,270                 344,059
  Prepaid expenses and other current assets .............................              791,293                 127,935
  Due from Barona Casino - expansion project ............................            6,300,146               3,190,146
                                                                                   -----------             -----------
          Total current assets ..........................................           12,268,088              12,948,068

NON-CURRENT ASSETS:
  Restricted cash and other investments .................................            2,053,569               2,144,393
  Employee and other receivables (net of allowance of $165,279) .........              255,858                 265,134
  Property, plant and equipment, net ....................................              979,384               1,073,111
  Deferred contract costs, net ..........................................            2,849,659               3,184,915
  Available-for-sale securities, net ....................................            1,153,096                      --
  Deferred taxes, net ...................................................              427,071                 171,070
  Goodwill and other intangibles, net of amortization ...................            3,303,418               3,424,179
  Deposits and other assets .............................................              161,484                 422,984
                                                                                   -----------             -----------
          Total non-current assets ......................................           11,183,539              10,685,785
                                                                                   -----------             -----------
          Total assets...................................................          $23,451,627             $23,633,853
                                                                                   ===========             ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino ...................          $ 3,576,500             $ 2,603,457
  Current portion of long-term debt .....................................            1,566,667                 400,000
  Accounts payable and accrued expenses .................................              984,808               1,440,349
  Deferred revenues .....................................................              164,537                 125,072
  Income taxes payable ..................................................                   --                 386,745
                                                                                   -----------             -----------
          Total current liabilities .....................................            6,292,512               4,955,623

LONG-TERM DEBT, LESS CURRENT PORTION ....................................            8,733,333               9,900,000
                                                                                   -----------             -----------
          Total liabilities .............................................           15,025,845              14,855,623

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized
    and 4,843,586 shares issued and outstanding .........................                4,844                   4,754
  Additional paid in capital ............................................            1,688,551               1,297,808
  Retained earnings .....................................................            6,578,019               7,475,668
  Accumulated unrealized holding gains, net of deferred taxes ...........              246,035                      --
  Deferred compensation .................................................              (91,667)                     --
                                                                                   -----------             -----------
          Total shareholders' equity ....................................            8,425,782               8,778,230
                                                                                   -----------             -----------
          Total liabilities and shareholders' equity ....................          $23,451,627             $23,633,853
                                                                                   ===========             ===========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                             1999                1998
                                                          -----------         ----------
REVENUE:
     Indian gaming consulting ....................        $ 1,037,000         $3,123,000
     Web-site development ........................            523,627            286,094
     Other .......................................            271,355            102,485
                                                          -----------         ----------
                                                            1,831,982          3,511,579
                                                          -----------         ----------
OPERATING EXPENSES:
     Compensation and benefits ...................          1,555,099          1,400,304
     General and administrative expenses .........          2,156,710          2,646,865
     Amortization of intangible assets and
      stock-based compensation ...................            283,937            289,952
                                                          -----------         ----------
                                                            3,995,746          4,337,121
                                                          -----------         ----------
Operating loss ...................................         (2,163,764)          (825,542)

OTHER INCOME AND (EXPENSE):
     Interest income .............................            125,464            178,744
     Interest expense ............................           (237,500)          (187,500)
                                                          -----------         ----------
                                                             (112,036)            (8,756)
                                                          -----------         ----------
Loss before income taxes .........................         (2,275,800)          (834,298)
Income tax (benefit) provision ...................           (858,364)            65,000
                                                          -----------         ----------
Net loss .........................................        $(1,417,436)        $ (899,298)
                                                          ===========         ==========
Net loss per share - basic .......................        $      (.30)        $     (.19)
                                                          ===========         ==========
Net loss per share - diluted .....................        $      (.30)        $     (.19)
                                                          ===========         ==========

Shares used in the computation of net loss
     per share - basic ...........................          4,773,451          4,710,312
                                                          ===========         ==========
Shares used in the computation of net loss
     per share - diluted .........................          4,773,451          4,710,312
                                                          ===========         ==========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                       1999               1998
                                                                   -----------         ----------
REVENUE:
     Indian gaming consulting .............................        $ 4,221,000         $6,220,099
     Web-site development .................................          1,346,623            449,202
     Other ................................................            412,408            172,039
                                                                   -----------         ----------
                                                                     5,980,031          6,841,340
                                                                   -----------         ----------
OPERATING EXPENSES:
     Compensation and benefits ............................          3,014,168          2,564,517
     General and administrative expenses ..................          3,576,351          4,467,218
     Amortization of intangible assets and stock-based
      compensation ........................................            556,541            503,089
                                                                   -----------         ----------
                                                                     7,147,060          7,534,824
                                                                   -----------         ----------

Operating loss ............................................         (1,167,029)          (693,484)

OTHER INCOME AND (EXPENSE):
     Interest income ......................................            269,349            349,155
     Interest expense .....................................           (433,333)          (333,333)
                                                                   -----------         ----------
                                                                      (163,984)            15,822
                                                                   -----------         ----------
Income before income taxes ................................         (1,331,013)          (677,662)

Income tax (benefit) provision ............................           (433,364)           132,000
                                                                   -----------         ----------

Net loss ..................................................        $  (897,649)        $ (809,662)
                                                                   ===========         ==========

Net loss per share - basic ................................        $      (.19)        $     (.18)
                                                                   ===========         ==========
Net loss per share - diluted ..............................        $      (.19)        $     (.18)
                                                                   ===========         ==========

Shares used in the computation of net loss
     per share - basic ....................................          4,763,619          4,463,678
                                                                   ===========         ==========
Shares used in the computation of net loss
     per share - diluted ..................................          4,763,619          4,463,678
                                                                   ===========         ==========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                                1999                1998
                                                                            -----------         -----------
Net cash (used in) operating activities:
  Net loss .........................................................        $  (897,649)        $  (809,662)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .................................            711,979             604,146
     Provision for bad debts .......................................             12,500             110,000
     Write-off of asset classified as other asset ..................             80,000                  --
     Deferred taxes ................................................           (434,164)            (13,000)
     Compensation for granting of non-employee stock options .......             23,333              48,000
     Due from Barona Casino - expansion project ....................         (3,110,000)           (966,040)
     Equity received for services ..................................            (88,898)                 --
     Changes in operating assets and liabilities ...................           (447,642)           (664,830)
                                                                            -----------         -----------
Net cash used in operating activities ..............................         (4,150,541)         (1,691,386)
                                                                            -----------         -----------
Cash flows (used in) provided by investing activities:
     Purchase of Cyberworks, Inc. ..................................                 --            (741,937)
     Purchase of other intangible assets ...........................            (77,191)                 --
     Purchase of available-for-sale securities .....................           (640,000)                 --
     Payment of restricted investment ..............................            100,000                  --
     Maturity of short-term investments ............................                 --           1,876,667
     Purchase of furniture and equipment ...........................            (85,044)           (162,361)
     Payments of loans .............................................              9,276               7,680
                                                                            -----------         -----------
Net cash (used in) provided by investing activities ................           (692,959)            980,049
                                                                            -----------         -----------
Cash flows provided by financing activities:
    Proceeds from exercise of stock options ........................            149,951             176,275
                                                                            -----------         -----------
Net cash provided by financing activities ..........................            149,951             176,275
                                                                            -----------         -----------
Decrease in cash ...................................................         (4,693,549)           (535,062)
Cash, beginning of period ..........................................          9,285,928           9,205,502
                                                                            -----------         -----------
Cash, end of period ................................................        $ 4,592,379         $ 8,670,440
                                                                            ===========         ===========
Supplemental disclosures of cash flow information:
  Interest expense paid ............................................        $   712,686         $   532,655
                                                                            ===========         ===========
  Income taxes paid ................................................        $ 1,032,500         $   606,000
                                                                            ===========         ===========
Non-cash investing and financing activities:
  Acquisition of Cyberworks, Inc. ..................................
     Fair value of tangible assets .................................                            $   244,226
     Goodwill ......................................................                              3,731,501
     Liabilities assumed ...........................................                               (188,790)
     Stock issued (750,000 shares) .................................                             (3,045,000)
                                                                                                -----------
     Cash paid .....................................................                            $   741,937
                                                                                                ===========

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1. DESCRIPTION OF BUSINESS.

Venture Catalyst Incorporated, a Utah corporation formerly known as Inland Entertainment Corporation and prior to that Inland Casino Corporation (the "Company") provides consulting and other professional services for gaming operations with Native American tribes and for emerging and Internet businesses. A majority of its revenue is earned from a consulting agreement with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") in connection with the Barona Tribe's operation of a gaming facility located north of Lakeside, California, in eastern San Diego County.

Since fiscal 1998, in addition to Indian gaming, the Company has pursued, and continues to pursue, opportunities primarily focused on the Internet.

In March 1998, the Company established a wholly-owned subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related businesses. WMH currently provides these services to four Internet casinos. WMH is responsible for all marketing costs and is paid a fee for its services. The Company wrote-off assets that were on the books of WMH with a value of approximately $146,000 during the period ended December 31, 1999, based on the historic and projected performance, and the commitment of resources to that business. In February 2000 the Board of Directors of the Company decided to discontinue the Internet Gaming Consulting business.

On August 27, 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks Inc. ("Cyberworks"), a web-site development and online marketing company. Cyberworks provides its services to clients in the entertainment, technology, and business-to-business industries, and to various professional associations and non-profit organizations. Cyberworks operates as a wholly-owned subsidiary of the Company.

In July 1999, the Company formed an emerging business and Internet consulting division, which is doing business under the name "Venture Catalyst." Through the Venture Catalyst division, the Company offers to public and private companies a wide array of business services, including financial public relations, venture capital sourcing and business strategy. The Division does, from time to time, make equity investments in, or take all or a portion of its consulting fees in equity of, its clients.

2. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION.

The accompanying interim unaudited consolidated financial statements have been prepared by Venture Catalyst Incorporated and its subsidiaries Cyberworks, Inc. and Worldwide Media Holdings, N.V., (unless otherwise noted, collectively the "Company") in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal,

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In January 1997, the Company submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, the Company received a letter from the NIGC questioning whether the Amended and Restated Consulting Agreement was in fact a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and the Company, which has included a review of the Barona Consulting Agreement. In September 1999, the Company submitted the Modification to the NIGC. This review is currently pending.

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

In August 1998, the California Legislature passed legislation ("AB489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the State of California and Indian tribes, including the Barona Tribe. As a non-urgency measure, AB489 was scheduled to go into effect on January 1, 1999; however, a referendum petition to overturn AB489 qualified for the March 2000 Primary election ballot. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, there is a legal question as to whether the Governor's signature on the Compact between the Barona Tribe and the State of California is sufficient.

On September 10, 1999, the California legislature approved State Constitution amendment 11, ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. SCA 11 addresses the deficiencies of Proposition 5. Proposition 5, the Tribal Government Gaming and Economic Self-Sufficiency Act of 1998, was approved by the California Voters in the November 1998 General Election. In August 1999, the California Supreme Court ruled that those provisions of Proposition 5 which attempted to amend the California constitutional prohibition against

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

gaming were unconstitutional. If approved by the people of California on the March 2000 Primary Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts with Federally recognized Indian tribes for gaming on Indian lands in California. SCA 11 further provides that any such compact would be subject to ratification by the California legislature. SCA 11 permits such Indian tribes to engage in broader forms of Class III gaming, including slot machines and electronic video games, house-banked card games, percentage games and any games the California Constitution authorizes the California lottery to offer.

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

5. DUE FROM BARONA CASINO - EXPANSION PROJECT.

The Barona Tribe has commenced an approximately $150 million expansion project. The Company has assisted and is continuing to assist the Barona Casino in obtaining outside financing for the project. Prior to the time that the Barona Casino obtains all such financing, the Company is sharing in funding the expansion costs with the Barona Tribe. The Company expects to commit approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of December 31, 1999, the Company has advanced $6,300,146; these advances have been, and will be, accounted for as a receivable from the Barona Casino to the Company. In January 2000 the Barona Tribe obtained approximately $19 million in outside financing, from the issuance of Federally Tax-Exempt Bonds. Payment of the receivable is expected to occur when the Barona Tribe obtains all outside financing, which is expected to be sometime in calendar year 2000.

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

In July 1999, the Company purchased $100,000 in assets from Typhoon Capital Consulting, LLC, an investor relations and Internet strategy consulting firm, consisting of three domain names, computer equipment, office equipment and furniture. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years.

Goodwill and other intangible assets net of amortization as of December 31, 1999 is $3,303,418 and amortization expense of $197,952 has been recorded for fiscal 2000 through December 31, 1999. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill costs and other intangible assets and will expense all or any portion of the unamortized amounts determined necessary for fair statement.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

7. RESTRICTED CASH AND OTHER INVESTMENTS.

From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $394,569 in revenue bonds with a principal face amount of $400,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. During the quarter ended December 31, 1999, the Klamath Tribes redeemed bonds held by the Company with a face amount of $100,000. The Klamath Tribes have made all required interest payments during fiscal 2000 on the bonds held by the Company.

Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of its corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

8. AVAILABLE-FOR-SALE SECURITIES.

At December 31, 1999, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, the Company holds equity securities of companies for which no established trading market existed at December 31, 1999. These securities are stated at cost that does not exceed the estimated net realizable value. Available-for-sale securities with quoted market prices on December 31, 1999 consist of investments in CraftClick.com Inc, Ultrexx Corporation, Entertainment Boulevard, Inc, and TheBigHub.com, Inc. Collectively, these securities have a market value of $803,096 at December 31, 1999. Available-for-sale securities with no established market prices at December 31, 1999 consist of investments in KINeSYS Pharmaceutical, Mediacycle, Inc ("spun.com"), companyfinance.com, Inc, and Bullet Point News Inc. These investments are stated at cost, which is $350,000 at December 31, 1999. A net unrealized holding gain of $246,035, net of deferred income taxes of $178,164, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to December 31, 1999. See Note 11.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

9. SEGMENT REPORTING.

The Company has four reportable business segments: (a) Indian Gaming Consulting (doing business as the Inland Entertainment Division); (b) Web-Site Development Services (doing business through its wholly-owned subsidiary, Cyberworks Inc.);
(c) Emerging Business and Internet Consulting, (doing business as the Venture Catalyst Division); and (d) Internet Gaming Consulting (doing business through its wholly-owned subsidiary, Worldwide Media Holdings N.V.)

Information on segments and reconciliation to income, before income taxes, for the three months ending December 31, 1999 and 1998 are as follows:

                                      INDIAN       INTERNET     WEB-SITE    VENTURE                                 CONSOLIDATED
                                      GAMING        GAMING      DEVELOP.    CATALYST      OTHER       ADJUSTMENTS      TOTALS
                                   -----------    ---------    ---------    --------     --------     -----------   ------------
For the three months ended
December 31, 1999:

Revenues (external)                $ 1,037,000    $ 111,457    $ 523,627    $159,898                                $ 1,831,982
Revenues (intersegment)                                        $  17,995                              $ (17,995)

Segment operating profit/(loss)    $(1,799,022)   $(163,288)   $(195,884)   $(20,106)    $(97,501)                  $(2,275,800)

For the three months ended
  December 31, 1998:

Revenues (external)                $ 3,123,000    $ 102,485    $ 286,094                                            $ 3,511,579
Revenues (intersegment)                                        $ 386,913                              $(386,913)

Segment operating profit/(loss)    $   (23,237)   $(588,861)   $(222,200)                                           $  (834,298)


Information on segments and reconciliation to income, before income taxes, for the six months ending December 31, 1999 and 1998 are as follows:


                                      INDIAN       INTERNET       WEB-SITE     VENTURE                                  CONSOLIDATED
                                      GAMING        GAMING        DEVELOP.     CATALYST        OTHER      ADJUSTMENTS      TOTALS
                                   -----------    -----------    ----------   ----------     ---------    -----------   ------------
For the six months ended
  December 31, 1999:

Revenues (external)                $ 4,221,000    $   221,510    $1,346,623    $ 190,898                                $ 5,980,031
Revenues (intersegment)                                          $   31,220                               $ (31,220)

Segment operating profit/(loss)    $  (744,097)   $  (158,123)   $ (136,569)   $(132,827)    $(159,395)                 $(1,331,012)

For the six months ended
  December 31, 1998:

Revenues (external)                $ 6,220,099    $   172,039    $  449,202                                             $ 6,841,340
Revenues (intersegment)                                          $  508,398                               $(508,398)

Segment operating profit/(loss)    $ 1,131,255    $(1,586,507)   $ (222,410)                                            $  (677,662)

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

10. NET INCOME PER SHARE.

Below is the reconciliation of the components of the calculation of basic and diluted net income per share for the time periods indicated:

                                                         FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                           ENDED DECEMBER 31,                     ENDED DECEMBER 31,
                                                     ------------------------------          ----------------------------
                                                         1999               1998               1999               1998
                                                     -----------          ---------          ---------          ---------
Net income available to common shareholders          ($1,417,436)         ($899,298)         ($897,649)         ($809,662)
                                                     ===========          =========          =========          =========
Weighted average shares outstanding -- basic           4,773,451          4,710,312          4,763,619          4,463,678
Effect of stock options                                       --                 --                 --                 --
                                                     -----------          ---------          ---------          ---------
Weighted average shares outstanding -- diluted         4,773,451          4,710,312          4,763,619          4,463,678
                                                     ===========          =========          =========          =========


At December 31, 1999, options to purchase 7,367,900 shares of the Company's common stock, at prices ranging from $1.00 to $4.63 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through December 2009, were still outstanding at December 31, 1999.

11. COMPREHENSIVE INCOME.

                                                 FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                   ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                             -----------------------------         ---------------------------
                                                 1999              1998              1999              1998
                                             -----------         ---------         ---------         ---------
Net income (loss)                            ($1,417,436)        ($899,298)        ($897,649)        ($809,662)
Net unrealized holding gains (losses)            246,035                --           246,035                --
                                             -----------         ---------         ---------         ---------
Comprehensive income (loss)                  ($1,171,401)        ($899,298)        ($651,614)        ($809,662)
                                             ===========         =========         =========         =========

12. STOCK OPTIONS.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the six months ended December 31, 1999:

                                                   DECEMBER 31, 1999
                                             -----------------------------
                                               OPTIONS        OPTION PRICE
                                             OUTSTANDING       PER SHARE
                                             -----------      ------------
Outstanding at beginning of year .....        5,501,200       $1.00-$4.13
  Granted ............................        2,408,500       $2.75-$4.63
  Exercised ..........................          (89,800)      $2.56-$4.13
  Cancelled ..........................         (452,000)      $2.50-$4.13
                                              ---------
Outstanding at end of year ...........        7,367,900       $1.00-$4.63
                                              ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Venture Catalyst Incorporated operates in four reportable segments: (a) Indian Gaming Consulting; (b) Web-site Development services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. Unless otherwise specified in this Item 2, "Venture Catalyst Incorporated" or the "Company" refers to the Company and its subsidiaries.

INDIAN GAMING CONSULTING

The Company has provided services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. The Company is currently providing consulting services to the Barona Tribe at the Barona Casino under the terms of the Amended and Restated Consulting Agreement, as amended by Modification #1 to such agreement (hereinafter referred to as the "Barona Consulting Agreement" or the "Consulting Agreement") which expires in March 2004. The total consulting fees paid to the Company under the Consulting Agreement are based upon a net profit formula that includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, the Company's consulting revenue may not correspondingly increase because expenses at the Barona Casino also may have increased.

From February 1992 through March 1996, the Company provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, funds to purchase or construct all fixed assets, such as buildings, equipment and capital improvements, were contributed to the Barona Casino by the Company. In the aggregate, the Company contributed approximately $13,000,000 over the period. Neither the Barona Tribe nor the Barona Casino paid for any of the fixed assets at the Barona Casino during such period. Due to the "investment" made by the Company to the Barona Casino, the value of the Barona Casino has increased, thereby enhancing the potential fees that may be earned by the Company over the life of its contractual relationship with the Barona Tribe. These monies contributed to the Barona Casino which have been used to purchase or construct fixed assets have been viewed by the Company as intangible assets and referred to as "deferred contract costs" and are being amortized to expense over the remaining life of the Consulting Agreement through March 2004. However, given the nature of the asset, if the recoverability is determined not to be probable, the Company will charge to expense the unamortized portion.

In 1996, the Barona Casino had become financially self-sufficient and the Company's relationship with the Barona Tribe had evolved from that of manager of the Barona Casino to consultant to the Barona Tribe which was now acting as the manager of the Barona Casino. Since the Company has transitioned from manager to consultant, there have been only two categories of investments by the Company in the Barona Casino. The first category related to project commitments made to the Barona Tribe by the Company when the Company was acting as "manager" pursuant to a management agreement. Funds attributable to this category have equaled in the aggregate approximately $550,000. The second category related to a $2,000,000 NIGC settlement. Commencing in November 1996, the Company committed to contribute $2,000,000 to the Barona Tribe to be used to construct a new road and entrance to the Barona Casino. As of December 31, 1999, the Company has paid $1,200,000 of the $2,000,000 commitment.

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

In August 1998, the California Legislature passed legislation ("AB489") specifically authorizing the Governor of the State of California to execute the various compacts which had been negotiated between the State of California and certain Indian tribes, including the Barona Tribe. AB489 was scheduled to go into effect on January 1, 1999; however, a referendum petition to overturn AB489 qualified for the March 2000 Primary election ballot. The effect of qualifying such referendum provision is that AB489 did not become effective and will not become effective until the voters of California vote to uphold AB489. Accordingly, there is a legal question as to whether the Governor's signature on the Barona Compact is sufficient.

On September 10, 1999, the California legislature approved State Constitutional Amendment 11 ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. If approved by the California voters on the March 2000 Primary Election Ballot, SCA 11 would authorize the Governor to negotiate and conclude tribal-state gaming compacts permitting Federally recognized Indian tribes to engage in broader forms of Class III gaming, including slot machines and electric video games, house-banked card games, percentage games and any games the California Constitution authorizes the California lottery to offer. On September 10, 1999 the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe (the "Barona Compact II"). The compacts are subject to ratification by the California Legislature, approval by the U.S. Secretary of the Interior and passage of SCA 11. On September 10, 1999, the California legislature voted to ratify these compacts, including the Barona Compact II. There is no assurance that the remaining conditions will be satisfied. The new Tribal-State Compacts significantly expand the permissible scope of Indian gaming beyond that permitted by the Barona Compact. Until the above-referenced conditions are satisfied, the Barona Compact shall remain in effect. Management believes the Barona Compact and the Barona Compact II ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

WEB-SITE DEVELOPMENT BUSINESS

On August 27, 1998, the Company acquired Cyberworks, Inc. ("Cyberworks"), a web-site development and Internet marketing company. Cyberworks operates as a wholly-owned subsidiary of the Company. Cyberworks' services include full service web-site development, strategic consulting for interactive and online business development and custom Internet application. Cyberworks provides its services to clients in the entertainment, technology, and business-to-business industries, and to various professional associations and non-profit organizations.

INTERNET GAMING CONSULTING

In March 1998, the Company established a wholly-owned subsidiary, Worldwide Media Holdings, N.V. ("WMH"), a Curacao, Netherland Antilles corporation. WMH provides consulting services related to Internet casinos, including marketing and promoting of Internet casinos through web-site development, Internet advertising and conventional advertising. Currently, WMH is providing consulting and marketing services to four international Internet casinos; Casino Australia, the Kenny Rogers Casino, The Good Luck Club and Las Vegas At Home Casino. WMH does not operate any of these casinos and none of the casinos accept wagers from the United States or its territories. WMH earns fees to promote and market such casinos based on a percentage of the net profits of the online casinos. The Company wrote-off assets that were on the books of WMH with a value of approximately $146,000 during the period ended December 31, 1999, based on the historic and projected performance, and the commitment of resources to that business. In February 2000 the Board of Directors of the Company decided to discontinue the Internet Gaming Consulting business. The Internet gaming consulting business, historically, has not produced a material portion of the Company's consolidated revenues, and has never been profitable. The company believes the resources committed to such business will be more effectively used in its other operations.

EMERGING AND INTERNET BUSINESS CONSULTING

In July 1999, the Company formed an emerging and Internet business consulting division, which is operating under the name "Venture Catalyst." Through the Venture Catalyst division, the Company offers to public and private companies a wide array of business services, including financial public relations, venture capital sourcing and online business strategy. The Division's objective is to serve as a consultant to and/or "incubate" entrepreneurial ventures during every stage of their financial growth. The Division does, from time to time, make equity investments in, or take all or a portion of its consulting fees in equity of, its clients.

The Company has made, and expects to continue to make, investments in personnel and resources to allow the Venture Catalyst division to grow and to attempt to better position itself to leverage its financial resources, management consulting expertise, knowledge of the Internet and existing web-development platform.

GAMING PORTAL SITE ("VEGAS AT HOME")

In July, 1999, the Company launched the "Vegas At Home" portal web-site, which is designed to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos, as well as links to the four above-referenced Internet-based casino web-sites. The operations of the business enterprise are currently being reported in the "other" segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998.

REVENUE. Consolidated revenues decreased 47.8% to $1,831,982 for the three months ended December 31, 1999 from $3,511,579 for the three months ended December 31, 1998. Revenues from Indian gaming consulting decreased 66.8% to $1,037,000 from $3,123,000 earned during the same quarter last year. The significant decrease in Indian Gaming revenues is a result of significantly higher expenses at the Barona Casino primarily related to the increase in human resources and operational expenses in connection with the ongoing Barona expansion project, partially offset by increased revenues earned by the Barona Casino.

Revenues earned by Cyberworks from web-site development and online marketing in the three months ended December 31, 1999 were $523,627, an increase of 83.0% from the $286,094 earned during the same quarter last year. The increase was due to increased services performed for external clients.

Revenues earned by WMH for marketing and consulting related to Internet gaming increased 8.8% to $111,457 for the three months ended December 31, 1999 from $102,485 during the same period in fiscal 1999 as a result of providing consulting services to an additional casino.

During the three months ended December 31, 1999 the Company had one other source of revenue not present during the same period last year. During the quarter $159,898 was earned by the Venture Catalyst division for emerging and Internet businesses consulting services performed.

COMPENSATION AND BENEFITS. Compensation and benefits expenses increased 11.1% to $1,555,099 for the three months ended December 31, 1999 from $1,400,304 during the same period last year. The increase was primarily a result of the addition of 5 employees for the Venture Catalyst division during the current fiscal year and increased payroll costs for existing employees of the Company, partially offset by a decrease in the average number of Cyberworks employees during fiscal 2000 compared with fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 18.5% to $2,156,710 for the three months ended December 31, 1999 from $2,646,865 for the three months ended December 31, 1998, resulting primarily from decreases in: (a) political contributions; (b) advertising, marketing, and promotion of the online casinos; (c) bad debt allowances established for loans currently classified as non-current receivables; (d) third-party consulting fees incurred by the Company in connection with web-site development and consulting services provided to Internet casinos; and (e) general accounting and legal services incurred by the Company. These decreases were partially offset by increases in (a) client relation expenses, which included a contribution for the design and construction of a Native American museum on the Barona Reservation;
(b) the write-off of an impaired asset on the books of WMH classified as "other assets", based on a review of the profitability and resource commitment to the Internet gaming consulting operations; (c) third-party consulting fees incurred by the Company in connection with its performance of consulting services to the Barona Casino; (d) the write-off of an investment classified as other assets; and (e) third-party consulting fees incurred by the Company in connection with web-site development services and the operation of the "Vegas At Home" portal site.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation decreased 2.1% to $283,937 for the three months ended December 31, 1999 from $289,952 for the three months ended December 31, 1998 as a result of a reduction in stock based compensation costs related to options granted to third-party consultants, partially offset by an increase in the amortization of goodwill and other intangible assets in connection with the acquisition of Cyberworks and the asset purchase related to the formation of the Venture Catalyst division.

OTHER INCOME AND EXPENSE. For the three months ended December 31, 1999, interest income was $125,464 compared to $178,744 for the three months ended December 31, 1998. The decrease was due to the decrease in the Company's investments and cash equivalent balances during the current quarter.

Interest expense increased to $237,500 for the three months ended December 31, 1999 from $187,500 for the three months ended December 31, 1998 as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of the Company's common stock held by them.

INCOME TAX BENEFIT/PROVISION. For the three months ended December 31, 1999, the Company recorded an income tax benefit of $858,364, a decrease of $923,364 from the $65,000 income tax provision recorded for the three months ended December 31, 1998. The decrease in the second quarter of fiscal 2000 was due to the operating loss primarily attributable to tax deductible expenses, while the operating loss in the comparable quarter of fiscal 1999 was primarily attributable to expenses that were not tax deductible.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998.

REVENUE. Revenue decreased 12.6% to $5,980,031 for the six months ended December 31, 1999 from $6,841,340 for the six months ended December 31, 1998. Revenues from Indian gaming consulting decreased 32.1% to $4,221,000 from $6,220,099 earned during the same period last year. The significant decrease in Indian Gaming revenues is a result of significantly higher expenses at the Barona Casino primarily related to the increase in human resources and operational expenses in connection with the ongoing Barona expansion project, partially offset by increased revenues earned by the Barona Casino.

Revenues earned by Cyberworks from web-site development and online marketing in the six months ended December 31, 1999 were $1,346,623, an increase of 199.8% from the $449,202 earned during the same period last year. The increase was due to (a) six months of fees earned during fiscal 2000, as opposed to approximately four months of fees earned during fiscal 1999 and (b) increased services performed for external clients.

Revenues earned by WMH for marketing and consulting related to Internet gaming increased 28.8% to $221,510 for the six months ended December 31, 1999 from $172,039 during the same period in fiscal 1999 as a result of (a) increased activity in the casinos marketed by WMH, and (b) providing consulting services to an additional casino.

During the six month period ended December 31, 1999, the Company had one other source of revenue not present during the same period last year. During fiscal 2000, $190,898 was earned by the Venture Catalyst division for emerging and Internet business consulting services performed.

COMPENSATION AND BENEFITS. Compensation and benefits increased 17.5% to $3,014,168 for the six months ended December 31, 1999, from $2,564,517 during the same period last year. The increase was primarily a result of: (a) the addition of Cyberworks employees for the entire period in current fiscal 2000, as opposed to only approximately four months during the same period in fiscal 1999; (b) the addition of five employees for the Venture Catalyst division during the current fiscal year; and (c) increased payroll costs for existing employees of the Company. These increases were partially offset by a decrease in the average number of Cyberworks employees during fiscal 2000 compared with fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 19.9% to $3,576,351 for the six months ended December 31, 1999 from $4,467,218 for the six months ended December 31, 1998 resulting primarily from decreases in: (a) political contributions; (b) start-up costs, advertising, marketing, and promotion of the online casinos; (c) third-party consulting fees incurred by the Company in connection with web-site development and consulting services provided to Internet casinos; (d) bad debt allowances established for loans currently classified as non-current receivables; and (e) general accounting services incurred by the Company. These decreases were partially offset by increases in (a) client relation expenses, which included a contribution for the design and construction of a Native American museum on the Barona Reservation; (b) third-party consulting fees incurred by the Company in connection with its performance of consulting services to the Barona Casino; (c) third-party consulting fees incurred by the Company in connection with web-site development services and the operation of the "Vegas At Home" portal site; (d) the write-off of an impaired asset on the books of WMH classified as "other assets", based on a review of the profitability and resource commitment to the Internet gaming consulting operations; (e) the write-off of an investment classified as other assets; and (f) external shareholder expenses, including the printing and distribution of annual reports and proxy materials.

OTHER INCOME AND EXPENSE. For the six months ended December 31, 1999, interest income was $269,349 compared to $349,155 for the six months ended December 31, 1998. The decrease was due to the decrease in the Company's investments and cash equivalents.

Interest expense increased to $433,333 for the six months ended December 31, 1999 from $333,333 for the six months ended December 31, 1998 primarily as a result of an increase in notes payable to two major shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of the Company's common stock.

INCOME TAX BENEFIT/PROVISION. For the six months ended December 31, 1999, the Company recorded an income tax benefit of approximately $433,364, a decrease of $565,364 from the $132,000 income tax provision recorded for the six months ended December 31, 1998. The decrease was due to the operating loss in the current fiscal year that was primarily attributable to tax deductible expenses, verse an operating loss in the prior fiscal year that was primarily attributable to expenses that were not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at December 31, 1999 consisted of unrestricted cash of $4,592,379 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

During the six months ended December 31, 1999, the Company's cash position decreased by $4,693,549 to $4,592,379 from the June 30, 1999 balance of $9,285,928. The decrease was a result of cash flows used in operating activities of $4,150,541 and cash flows used in investing activities of approximately $692,959, partially offset by cash flows provided by financing activities of $149,951 during the period.

Cash flows used in operating activities include: (a) a net loss of $897,649; (b) $3,110,000 in short-term advances to the Barona Casino for the Barona Casino expansion project discussed above; (c) an increase in prepaid assets of approximately $663,000 primarily due to estimated income tax payments made during the quarter; (d) decreases in accounts payable and accrued expenses of approximately $456,000; (e) an increase in net deferred taxes of approximately $434,000; (f) a decrease in income taxes payable of approximately $387,000; (g) an increase in accounts receivable of approximately $240,000, primarily due to Cyberworks' billings for services performed and proceeds due for the exercise of stock options; and (h) approximately $89,000 in equity received for services in lieu of cash.

Cash flows provided by operating activities include: (a) an increase in advances of future consulting fees of approximately $973,000 primarily due to timing differences between consulting revenues earned and recognized but not yet paid;
(b) amortization of intangible assets of approximately $533,000; (c) a decrease in deposits and other assets of approximately $181,000, primarily as a result of a write-off of WMH assets classified as "other assets"; (d) depreciation on property and equipment of approximately $179,000; and (e) a write-off of other assets of $80,000.

Cash flows used in investing activities include (a) purchases of $640,000 in available-for-sale securities and (b) net investments in fixed assets of approximately $85,000. Additionally, the Company purchased $100,000 of assets from Typhoon Capital Consulting, LLC, an investor relations and Internet strategy consulting firm, consisting of three domain names, computer equipment, office equipment, and furniture. Approximately $23,000 of equipment and furniture is included in the $85,000 of fixed asset purchases noted above. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years. Cash flows provided by investing activities include the payment to the Company of $100,000 for a portion of the Klamath bonds redeemed during the period by the issuer, which were classified as "restricted cash and other investments".

Cash flows provided by financing activities include approximately $150,000 in proceeds from the exercise of stock options.

With respect to the current project to expand the Barona Casino discussed above, the Company and the Barona Tribe will share in funding the expansion costs incurred prior to obtaining all outside financing. The Company expects to commit approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of December 31, 1999, the Company had advanced $6,300,146. These advances have been, and such future advances will be, accounted for as a receivable from the Barona Casino to the Company. In January 2000, the Barona Tribe obtained approximately $19 million in outside financing, from the issuance of Federally Tax-Exempt Bonds (discussed below). Payment of the receivable is expected to occur when the Barona Tribe obtains all outside financing, which is expected to be sometime in calendar year 2000.

In January 2000, the Barona Tribe completed a placement of Federally Tax-Exempt Limited General

Obligation Bonds in the principal mount of $18,890,000 (the "Tax-Exempt Bond Financing"). The principal use of the bond proceeds is to build a public golf course and related facilities on the Barona Reservation. This project is a part of the $150 million Barona Casino expansion project. In connection with the Tax-Exempt Bond Financing, the Company entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the Barona Consulting Agreement shall be paid to the Company so long as the Company has received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or the Company shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 between the Barona Tribe and the Company, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. The Company invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by the Company due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed in the Overview above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. When the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the December 31, 1999 balance in advances of future consulting fees of $3,576,500 and the $2,500,000 is due primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. Consulting fees have typically been paid in the month subsequent to the month in which services were performed.

In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement (the "Stock Purchase Agreement") with two shareholders, including a former director. The terms of the Stock Purchase Agreement included
(a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

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

The Company's debt in connection with this stock repurchase is $9,500,000 as of December 31, 1999. In addition, if all contingent obligations are met, a maximum of $6,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt.

Restricted cash and other investments of approximately $2,054,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; (b) an $8,000 certificate of deposit pledged as collateral in connection with a loan to a Barona Tribal member; and (c) funds in the amount of $1,912,569 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $394,569 in revenue bonds with a principal face amount of $400,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. During the quarter ended December 31, 1999, the Klamath Tribes redeemed bonds held by the company with a face amount of $100,000. The Klamath Tribes have made all required interest payments during the fiscal year on the bonds held by the company. (See Notes to Interim Consolidated Financial Statements, Note 7. Restricted cash and other investments.)

The Company has invested in the equity of several companies, and plans to continue to invest in the equity of other companies, in connection with the Venture Catalyst division strategy. The aggregate amount invested will depend on the Company's available cash and it's ability to identify potential investment candidates. The Company plans to invest approximately $1,000,000 in the equity of other companies during fiscal 2000, but has no formal obligation to do so. As of December 31, 1999, the company has acquired approximately $729,000 in equity from other companies in exchange for cash and services.


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

        - DEPENDENCY ON REVENUES FROM THE BARONA CASINO/POTENTIAL DECREASE IN LIQUIDITY

The Company historically has derived substantially all of its revenue, and currently derives the majority of its revenue, from services provided to the Barona Tribe. While the Company is taking steps to diversify its business activities and resulting revenues, those activities are producing revenues significantly lower than revenues provided from the Company's services to the Barona Casino. Accordingly, any material reduction in fees payable to the Company in connection with its consulting relationship with the Barona Tribe could have a material adverse affect on the business and financial condition of the Company, if the Company could not either reduce expenses or increase revenues from other sources. In connection with the Barona Casino's $150 million expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses then it has incurred in the past. The result of these expenditures is to likely decrease the consulting revenues paid to the Company during the expansion project, unless revenues at the Barona Casino increase at a rate greater than the proportionate increase in expenses, which is not expected. In addition to the expected decrease in consulting revenue for the next several months, the Company has made commitments to advance up to another $2.0 million to the Barona Casino, if needed, until such time all outside financing is obtained. Although these advances are scheduled to be repaid at such time the balance of the $150 million bond financing is completed, which is expected to occur sometime mid calendar year 2000, the Company could be faced with a decrease in short-term liquidity unless the other business segments of the Company increase their revenue production. In addition, as noted above, the consulting fees earned by the Company are now subject to a Subordination Agreement relating to the Tax-Exempt Bond Financing. If the Company receives notice (a) of a payment default under the indenture for the Tax-Exempt Bond Financing, or (b) that the levied Government Service Tax remains unpaid, no consulting fees will be permitted to be paid. If such an event of default occurred, it would have a material adverse effect on the business and financial condition of the Company to the extent that the other business segments of the Company did not increase their revenues to compensate for such loss and/or that the Company was unable to raise additional capital or obtain additional borrowing.

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

        - VOLATILITY OF AVAILABLE-FOR-SALE SECURITIES

        The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at December 31, 1999 include strategic equity positions in securities that have experienced significant historical volatility in their stock prices. The Company does not currently attempt to reduce or eliminate its market exposure on these securities. An adverse change in equity prices could result in a material decrease in the fair value of the Company's available-for-sale securities.

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

        - YEAR 2000 READINESS DISCLOSURE

        As of February 2000, the Company has completed all year 2000 readiness work. The Company, it's most significant customer, the Barona Casino, and WMH's online gaming computer software vendor have not experienced any major incidents related to Year 2000 issues. However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. The Company will continue to monitor all systems for Year 2000 related concerns. As of December 31, 1999, total costs relating to the Company's compliance efforts, based upon management's best estimates, were 55 man-hours of the Company's personnel and $3,400. Costs for Year 2000 compliance will continue to be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations

        The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations; (b) services, products and technologies sold to third parties; and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 1999, the Company held its Annual Meeting of Shareholders. At such Meeting, the following matters were approved by the shareholders:

        (a) Richard T. Harrison, Thomas G. Holmes, Andrew B. Laub, Jana McKeag,
G. Fritz Opel, Charles Reibel, Sanjay Sabnani, Cornelius E. ("Neil") Smyth, and
L. Donald Speer II were each elected to serve as directors of the Company to hold office for a term of one year and until their respective successors are elected and qualified. The tabulation of the votes cast for election of Directors was as follows:

             Nominee                        Votes For          Votes Withheld
      ---------------------------           ---------          --------------
      Richard T. Harrison                   4,265,082              4,756
      Thomas G. Holmes                      4,265,208              4,630
      Andrew B. Laub                        4,265,208              4,630
      Jana McKeag                           4,265,159              4,680
      G. Fritz Opel                         4,265,678              4,160
      Charles Reibel                        4,265,208              4,630
      Sanjay Sabnani                        4,265,174              4,664
      Cornelius E. ("Neil") Smyth           4,265,168              4,670
      L. Donald Speer II                    4,265,658              4,180

        (b) An amendment to the Company's Articles of Incorporation to change the name of the Company to "Venture Catalyst Incorporated." The tabulation of the votes was as follows:

         Votes For                  4,254,813
         Votes Against                  4,960
         Abstentions                   10,065
         Broker Non-Votes                   0

        (c) Approval of a resolution permitting the Company to take action by written consent of fewer than all of the shareholders of the Company entitled to vote with respect to the subject matter of the action. The tabulation of the votes was as follows:

         Votes For                  3,467,704
         Votes Against                 27,302
         Abstentions                    9,420
         Broker Non-Votes             765,412

        (d) Approval of the Amended and Restated Bylaws of the Company. The tabulation of the votes was as follows:

         Votes For                  3,482,309
         Votes Against                 13,895
         Abstentions                    8,022
         Broker Non-Votes             765,612

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

EXHIBIT
  NO.        DESCRIPTION
-------      -----------
  3.1        Articles of Amendment of Articles of Incorporation of the Company,
             filed with the Secretary of State of Utah on December 10, 1999.

  3.2        Amended and Restated Articles of Incorporation of the Company
             (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), is hereby incorporated herein by reference.

  3.3 Amended and Restated Bylaws of the Company, adopted at the Company's Annual Meeting of Shareholders on December 10, 1999.

 10.1 Settlement and Release Agreement dated December 17, 1999, by and among Richard T. Harrison, the Company and Cyberworks, Inc.

 10.2        Amended and Restated Noncompetition Agreement dated as of December
             25, 1999, by and among Richard T. Harrison, Cyberworks, Inc. and the Company.

 10.3 Call Agreement dated as of December 25, 1999, by and between Richard T. Harrison and the Company.

 10.4 Stock Pledge Agreement dated as of December 25, 1999, by and between Richard T. Harrison and the Company.

  27         Financial Data Schedule.

        (b) Reports on Form 8-K. During the Company's second quarter ended December 31, 1999, the Company filed no Current Reports on Form 8-K with the commission.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VENTURE CATALYST INCORPORATED,
                                            a Utah Corporation


Date: February 14, 2000                     By: /s/ L. DONALD SPEER, II
                                               ---------------------------------
                                            L. Donald Speer, II
                                            Chairman of the Board and Chief
                                            Executive Officer, President and
                                            Chief Operating Officer
                                            (Authorized Signatory, Principal
                                            Executive Officer)


Date: February 14, 2000                     By: /s/ KEVIN MCINTOSH
                                               ---------------------------------
                                            Kevin McIntosh
                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer
                                            (Authorized Signatory, Principal
                                            Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.        DESCRIPTION
-------      -----------
   3.1       Articles of Amendment of Articles of Incorporation of the Company,
             filed with the Secretary of State of Utah on December 10, 1999.

   3.2       Amended and Restated Articles of Incorporation of the Company
             (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), is hereby incorporated herein by reference.

   3.3 Amended and Restated Bylaws of the Company, adopted at the Company's Annual Meeting of Shareholders on December 10, 1999.

  10.1 Settlement and Release Agreement dated December 17, 1999, by and among Richard T. Harrison, the Company and Cyberworks, Inc.

  10.2       Amended and Restated Noncompetition Agreement dated as of December
             25, 1999, by and among Richard T. Harrison, Cyberworks, Inc. and the Company.

  10.3 Call Agreement dated as of December 25, 1999, by and between Richard T. Harrison and the Company.

  10.4 Stock Pledge Agreement dated as of December 25, 1999, by and between Richard T. Harrison and the Company.

  27         Financial Data Schedule.