Form 10QSB
period 2000-03-31
VENTURE CATALYST INC
filed 2000-05-15
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000


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

                                 Not Applicable
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 5, 2000, 6,117,459 shares of common stock, $.001 par value per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets -
             March 31, 2000 and June 30, 1999 .......................   3

             Consolidated Statements of Operations -
             Three months ended March 31, 2000 and 1999 .............   4
             Nine months ended March 31, 2000 and 1999 ..............   5

             Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2000 and 1999 ..............   6

             Notes to Interim Consolidated Financial Statements .....   7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION .....................  17

PART II.  OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................  29

SIGNATURES ..........................................................  30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999

                                                                          March 31, 2000       June 30, 1999
                                                                           ------------         -----------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................        $  5,465,254         $ 9,285,928
  Accounts receivable, net ........................................             703,076             344,059
  Prepaid expenses and other current assets .......................             717,575             127,935
  Due from Barona Casino - expansion project ......................           6,300,146           3,190,146
                                                                           ------------         -----------
          Total current assets ....................................          13,186,051          12,948,068

NON-CURRENT ASSETS:
  Restricted cash and other investments ...........................           2,053,569           2,144,393
  Employee and other receivables, net .............................             154,130             265,134
  Property, plant and equipment, net ..............................           1,041,049           1,073,111
  Deferred contract costs, net ....................................           2,682,031           3,184,915
  Available-for-sale securities, net ..............................           3,129,705                  --
  Deferred taxes, net .............................................             649,814             171,070
  Goodwill and other intangibles, net .............................           5,521,683           3,424,179
  Deposits and other assets .......................................             178,301             422,984
                                                                           ------------         -----------
          Total non-current assets ................................          15,410,281          10,685,785
                                                                           ------------         -----------

          Total assets ............................................        $ 28,596,332         $23,633,853
                                                                           ============         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees -- Barona Casino .............        $  1,756,369         $ 2,603,457
  Current portion of long-term debt ...............................           1,566,667             400,000
  Accounts payable and accrued expenses ...........................           1,354,170           1,440,349
  Deferred revenues ...............................................              63,404             125,072
  Deferred tax liability ..........................................           1,035,241                  --
  Income taxes payable ............................................                  --             386,745
                                                                           ------------         -----------
          Total current liabilities ...............................           5,775,851           4,955,623

LONG-TERM DEBT, LESS CURRENT PORTION ..............................           8,333,333           9,900,000
                                                                           ------------         -----------

          Total liabilities .......................................          14,109,184          14,855,623

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 6,100,259 and 4,753,786 shares issued and
  outstanding as of March 31, 2000 and June 30, 1999 ..............               6,100               4,754
  Additional paid in capital ......................................           9,665,490           1,297,808
  Retained earnings ...............................................           5,983,940           7,475,668
  Accumulated unrealized holding gains, net of deferred taxes .....           1,115,577                  --
  Deferred compensation ...........................................          (2,283,960)                 --
                                                                           ------------         -----------
          Total shareholders' equity ..............................          14,487,148           8,778,230
                                                                           ------------         -----------

          Total liabilities and shareholders' equity ..............        $ 28,596,332         $23,633,853
                                                                           ============         ===========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                          2000                1999
                                                                       -----------         -----------
REVENUES:
     Client Services ..........................................        $ 3,493,665         $ 4,089,587

OPERATING EXPENSES:
     Cost of revenues .........................................          1,134,799             990,103
     General operating and administrative expenses ............          1,941,685           1,235,953
     Amortization of intangible assets and stock-based
     compensation .............................................            549,023             278,918
                                                                       -----------         -----------
                                                                         3,625,507           2,504,974
                                                                       -----------         -----------

Operating (loss) income .......................................           (131,843)          1,584,613

OTHER INCOME AND (EXPENSE):
     Interest income ..........................................            118,528             128,114
     Interest expense .........................................           (237,840)           (187,500)
                                                                       -----------         -----------
                                                                          (119,312)            (59,386)
                                                                       -----------         -----------
(Loss) income before income taxes .............................           (251,155)          1,525,227

Income tax provision ..........................................            362,364             685,000
                                                                       -----------         -----------

Net (loss) income from continuing operations ..................           (613,519)            840,227

Discontinued operations, net of taxes ($1,000 expense and
$220,000 benefit, respectively) ...............................             19,444            (141,460)
                                                                       -----------         -----------
Net (loss) income .............................................        $  (594,075)        $   698,768
                                                                       -----------         -----------

Net (loss) income per share - basic ...........................        $      (.11)        $       .15
                                                                       ===========         ===========
Net (loss) income per share - diluted .........................        $      (.11)        $       .14
                                                                       ===========         ===========

Shares used in the computation of net income/loss
     per share - basic ........................................          5,464,690           4,747,194
                                                                       ===========         ===========
Shares used in the computation of net income/loss
     per share - diluted ......................................          5,464,690           5,167,685
                                                                       ===========         ===========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                            2000                 1999
                                                                        ------------         ------------

REVENUES:
     Client services ...........................................        $  9,252,126         $ 10,758,888

OPERATING EXPENSES:
     Cost of revenues ..........................................           3,921,141            3,063,853
     General operating and administrative expenses .............           5,373,979            4,455,700
     Amortization of intangible assets and stock-based
     compensation ..............................................           1,105,565              737,007
                                                                        ------------         ------------
                                                                          10,400,685            8,256,560
                                                                        ------------         ------------

Operating (loss) income ........................................          (1,148,559)           2,502,327

OTHER INCOME AND (EXPENSE):
     Interest income ...........................................             386,794              477,103
     Interest expense ..........................................            (671,173)            (520,833)
                                                                        ------------         ------------
                                                                            (284,379)             (43,730)
                                                                        ------------         ------------
(Loss) income before income taxes ..............................          (1,432,939)           2,458,597

Income tax (benefit) provision .................................             (64,250)           1,807,000
                                                                        ------------         ------------

Net (loss) income from continuing operations ...................          (1,368,689)             651,597

Discontinued operations, net of taxes ($5,750 expense and
$1,210,000 benefit, respectively) ..............................            (123,038)            (762,493)
                                                                        ------------         ------------

Net (loss) ............................. .......................        $ (1,491,726)        $   (110,894)
                                                                        ============         ============

Net (loss) per share - basic ...................................        $       (.30)        $       (.02)
                                                                        ============         ============
Net (loss) per share - diluted .................................        $       (.30)        $       (.02)
                                                                        ============         ============

Shares used in the computation of net income/loss
     per share - basic .........................................           4,995,549            4,556,764
                                                                        ============         ============
Shares used in the computation of net income/loss
     per share - diluted .......................................           4,995,549            4,556,764
                                                                        ============         ============

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                               2000                1999
                                                                           -----------         -----------

Net cash (used in) operating activities:
     Net loss .....................................................        $(1,491,726)        $  (110,894)
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization .............................          1,084,880             945,042
        Provision for bad debts ...................................            128,834             173,181
        Write-off of asset classified as other asset ..............             80,000                  --
        Deferred taxes ............................................           (278,232)            (40,000)
        Amortization of stock based compensation ..................            376,494              82,149
        Due from Barona Casino - expansion project ................         (3,110,000)         (2,440,146)
        Equity received for services ..............................           (143,398)                 --
        Changes in operating assets and liabilities ...............         (2,085,592)           (424,902)
                                                                           -----------         -----------
 Net cash (used in) operating activities ..........................         (5,438,742)         (1,815,570)
                                                                           -----------         -----------

 Cash flows (used in) provided by investing activities:
     Cash paid for acquisitions ...................................           (341,005)           (742,530)
     Purchase of other intangible assets ..........................           (100,000)                 --
     Purchase of available-for-sale securities ....................         (1,036,000)                 --
     Payment of restricted investment .............................            100,000                  --
     Maturity of short-term investments, net of purchases .........                 --           1,225,553
     Purchase of furniture and equipment ..........................           (211,422)           (266,643)
     Payments of loans ............................................             17,670              12,486
                                                                           -----------         -----------
 Net cash (used in) provided by investing activities ..............         (1,570,757)            228,866
                                                                           -----------         -----------

Cash flows provided by (used in) financing activities:
     Payments of long term debt ...................................           (400,000)           (400,000)
     Proceeds from exercise of stock options ......................          3,588,825             242,413
                                                                           -----------         -----------
Net cash provided by (used in) financing activities ...............          3,188,825            (157,587)
                                                                           -----------         -----------

Decrease in cash ..................................................         (3,820,674)         (1,744,291)
Cash, beginning of period .........................................          9,285,928           9,205,502
                                                                           -----------         -----------
Cash, end of period ...............................................        $ 5,465,254         $ 7,461,211
                                                                           ===========         ===========

  Supplemental disclosures of cash flow information:
     Interest expense paid ........................................        $   712,686         $   532,655
                                                                           ===========         ===========
     Income taxes paid ............................................        $ 1,032,500         $   606,000
                                                                           ===========         ===========

  Non-cash investing and financing activities:
     Acquisitions:
       Fair value of tangible assets acquired .....................        $   204,435         $   244,226
       Goodwill ...................................................          2,327,018           3,732,094
       Liabilities assumed ........................................           (136,448)           (188,790)
       Stock issued (239,442 and 750,000 shares, respectively) ....         (2,054,000)         (3,045,000)
                                                                           -----------         -----------
       Cash paid ..................................................        $   341,005         $   742,530
                                                                           ===========         ===========

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. THE COMPANY.

Venture Catalyst Incorporated, a Utah corporation formerly known as Inland Entertainment Corporation (the "Company" or "Venture Catalyst"), provides venture services to support and facilitate the development of emerging businesses. We act as an entrepreneur's ally in organizing, capitalizing and growing businesses at a faster rate. We offer comprehensive web development services, investor relations, public relations, marketing, strategic planning, executive recruitment, infrastructure, state-of-the-art incubation facilities, and professional and technical expertise. Our objective is to work with entrepreneurs during all stages of their financial growth. In connection with the implementation of our strategy, we do, from time to time, make investments, or take all or a portion of our fees, in securities of our clients.

The Company has provided many of these services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. We currently provide consulting services to the Barona Tribe in connection with the Barona Tribe's operation of the Barona Casino and development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. The Barona Casino and Barona Valley Ranch is located north of Lakeside, California, in eastern San Diego County.

In August 1998, we acquired Cyberworks, Inc. ("Cyberworks"), a web-site development and Internet marketing company to expand our Internet services. Cyberworks is a wholly-owned subsidiary of the Company. Cyberworks' services include full service web-site development, strategic consulting for interactive and online business development and custom Internet applications. Cyberworks portfolio includes more than 350 local, national and international clients, in a wide array of industries.

In July 1999, the Company expanded its services to include broader consulting services to emerging and Internet businesses, to further grow its client base. We provide our spectrum of services to public and private companies. In connection with this expansion, we acquired the assets of Typhoon Capital Consultants, LLC ("Typhoon"), an investor relations and Internet consulting firm.

In January 2000, we acquired all of the outstanding shares of capital stock of webinc., Inc. ("webinc"), a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc have been merged into Venture Catalyst.

On March 24, 2000 we acquired CTInteractive Incorporated ("CTI"), a full-service technology management firm. CTI's services include business application development, network management, web-development and hosting, and hardware sales and service. CTI provides its services to a broad spectrum of clients, from large corporations to emerging businesses.

Previously, we operated in four business segments: (a) Indian Gaming
Consulting; (b) Web-site Development Services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. During the quarter, in connection with our overall plan to leverage our service capabilities and expand our client base, the Company changed the way it manages its business and restructured its operations and organization into service groups that were combined into one business segment. All services, including our wholly-owned subsidiaries Cyberworks and CTI, were consolidated into the client services business segment, and are reported under "Client Services".

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



2. DISCONTINUED OPERATIONS.

In March 1998, the Company established a wholly-owned subsidiary, Worldwide Media Holdings N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000 the Board of Directors of the Company adopted a plan to discontinue the Internet Gaming Consulting business, and is in the process of winding down the operations of that business and liquidating WMH. There will be no additional losses related to the disposal of the business, as all remaining assets at March 31, 2000 are cash and receivables, carried at their net realizable value. The Company does not expect to generate material income or losses from operations during the disposition period, which should be completed during the fourth quarter of fiscal 2000.

During the three and nine months ended March 31, 2000, the Internet Gaming Consulting business realized net revenues of $93,946 and $315,456, respectively, and income/(loss), net of taxes, of $19,444 and ($123,038), respectively.
During the three and nine months ended March 31, 1999, the Internet Gaming Consulting business realized net revenues of $117,599 and $289,638, respectively, and losses, net of taxes, of ($141,460) and ($762,493), respectively.

3. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION.

The accompanying interim unaudited consolidated financial statements have been prepared by Venture Catalyst Incorporated and its subsidiaries Cyberworks, CTI and WMH in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

4. BARONA CONSULTING AGREEMENT.

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

The Company believes that the Barona Consulting Agreement is not a management contract, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and the Company. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management contract. The failure of the NIGC to determine that the Barona Consulting Agreement is not a management contract could have a material adverse effect on the business and financial condition of the Company. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and such failure to approve such Agreement may have a material adverse effect on the business and financial condition of the Company.

5. TRIBAL-STATE COMPACTS.

BARONA COMPACT. In 1998, a Tribal-State Compact was signed between the State of California and the Barona Tribe (the "Barona Compact"), which was approved by the U.S. Secretary of Interior.

The initial term of the Barona Compact ends on January 1, 2009. The Barona Tribe has the option to renew the Barona Compact for two additional five (5) year terms upon written notice of renewal to the Governor prior to the termination date. Such options may be denied if the Barona Tribe has been found to have engaged in unauthorized Class III gaming on two or more occasions or to have committed violations of the terms of the Barona Compact on five or more occasions.

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Pursuant to an informal agreement with the California Division of Gaming Control (the "Gaming Control Division"), the Barona Tribe has been permitted to continue to operate its current 1,057 electronic gaming devices at the Barona Casino for an indefinite period of time. With the consent of the Gaming Control Division, of the 1,057 electronic devices being operated at the Barona Casino, 8 are prototypes of the gaming machines prescribed by the Barona Compact. At the present time, there are no such gaming machines available to any compacted Indian tribe in California other than for testing purposes. Based upon the limited testing, there is insufficient data to determine whether these compact-defined devices will produce an income stream comparable to those machines currently in play at the Barona Casino.

BARONA COMPACT II. On September 10, 1999, the Governor of the State of California entered into tribal-state compacts with 57 Federally recognized Indian tribes, including the Barona Tribe (the "Barona Compact II"). Such compacts are subject to ratification by the California legislature, passage of California State Constitutional Amendment 11 ("SCA 11") and approval by the U.S. Secretary of the Interior. On September 10, 1999, the California Legislature voted to ratify each of the above-referenced compacts including the Barona Compact II. In March 2000, the people of California approved the passage of SCA
11. In May 2000, the Barona Compact II was approved by the U.S. Secretary of Interior, subject only to publication in the Federal Register. There is no assurance when this approval will be published. The Barona Compact II replaces the Barona Compact. Until publication, the Barona Compact shall remain in effect.

The Barona Compact II, which expires on December 31,2020, significantly expands the permissible scope of Indian gaming beyond that permitted under the Barona Compact. Pursuant to the Barona Compact II, the scope of permissible gaming activities includes the operation of "gaming devices," including slot machines and various other electronic video games, all of which may be "house" banked; any banking or percentage card game; and games authorized under the California State Lottery. In addition, the Barona Compact II does not restrict the Barona Tribe from operating Class III gaming in a hotel and does not restrict any card games from being played in the same room as Class III gaming devices.

The Barona Tribe has been permitted to keep its 1,057 gaming devices. The Barona Tribe may acquire licenses to use gaming devices in excess of 1,057, but in no event may the Barona Tribe operate more than 2,000 gaming devices. The Barona Tribe may acquire and maintain a license to operate a gaming device by paying to the State of California on a quarterly basis the following amounts:

                                    Number of        Fee Per Device
                                 Licensed Devices:     Per Annum:
                                    -------------        ------
                                          1 - 350       $     0
                                        351 - 750       $   900
                                      751 - 1,250       $ 1,950
                                    1,251 - 2,000       $ 4,350

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Key employees, primary management officials, certain vendors, anyone with an interest in the casino and anyone who has significant influence over gaming operations, including tribal members, must apply for a license from the Tribe and are subject to a determination of suitability by the state gaming agency. Findings of suitability are granted for two years.

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

The Barona Tribe or the State of California may bring an action in Federal court, after providing a 60-day written notice of an opportunity to cure any alleged breach of the Barona Compact II, for a declaration that the party has materially breached such Compact. Upon issuance of such a declaration, the complaining party may unilaterally terminate the Barona Compact II upon service of written notice on the other party. In the event a Federal court determines that it lacks jurisdiction over such an action, the action may be brought in the superior court for the county in which the Barona Casino is located.

6. DUE FROM BARONA CASINO - EXPANSION PROJECT.

The Barona Casino has commenced an approximately $150 million expansion project. The Company has assisted and is continuing to assist the Barona Tribe in obtaining outside financing for the project. Prior to the time that the Barona Tribe obtains all such financing, the Company is sharing in funding the expansion costs with the Barona Casino. The Company expects to advance approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of March 31, 2000, the Company has advanced $6,300,146; these advances have been, and will be, accounted for as a receivable from the Barona Casino to the Company. In January 2000, the Barona Tribe obtained approximately $19 million in outside financing, from the issuance of Federally Tax-Exempt Bonds. Payment of the receivable is expected to occur when the Barona Tribe obtains all outside financing, which is expected to be sometime in calendar year 2000, unless the Company is in a cash position that would allow for the Barona Casino to retain the advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains all outside financing, they would be payable to the Company on demand.

7. ACQUISITIONS.

In August 1998, the Company acquired all of the outstanding shares of capital stock of Cyberworks in exchange for 750,000 shares of its common stock and $500,000 in cash, in a transaction valued, exclusive of acquisition costs, at $3,560,000. Cyberworks is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying financial statements since August 27, 1998. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $3,732,000 and is being amortized on a straight-line basis over 10 years.

In July 1999, the Company purchased $100,000 in assets from Typhoon. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


In January 2000, the Company acquired all of the outstanding shares of capital stock of webinc in exchange for 6,884 shares of stock and $20,000 in cash, in a transaction valued, exclusive of acquisition costs, at $74,000. The operations of webinc have been merged into and will continue within the operations of Venture Catalyst. The acquisition was accounted for as a purchase and the accounts of webinc have been included in the accompanying financial statements since January 2000. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $127,000 and is being amortized on a straight-line basis over 2 years.

On March 24, 2000 the Company acquired all of the outstanding shares of capital stock of CTI, a full-service technology management firm, in exchange for 232,558 shares of common stock and $300,000 in cash, in a transaction valued, exclusive of acquisition costs, at $2,300,000. CTI is being operated as a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase and the accounts of CTI have been included in the accompanying financial statements since March 24, 2000. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $2,200,000 and is being amortized on a straight-line basis over 5 years.

Goodwill and other intangible assets net of amortization as of March 31, 2000 was $5,521,683 and amortization expense of $306,706 has been recorded for fiscal 2000 through March 31, 2000. On an ongoing basis, the Company will review the valuation and recoverability of the unamortized goodwill and other intangible assets and will expense all or any portion of the unamortized amounts determined necessary for fair statement.

8. CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company's cash equivalents consist primarily of commercial paper, banker's acceptances, and U.S. treasury securities with maturities ranging from one month to three months. At March 31, 2000 the amount held in U.S treasury securities was $998,628.

9. RESTRICTED CASH AND OTHER INVESTMENTS.

From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, the Company has a net investment of $394,569 in revenue bonds with a principal face amount of $400,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged to such bank a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. During fiscal 2000 the Klamath Tribes redeemed bonds held by the Company with a face amount of $100,000. The Klamath Tribes have made all required interest payments during fiscal 2000 on the bonds held by the Company.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Additionally, the Company issued an irrevocable letter of credit for $133,000 to satisfy the terms of its corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

10. AVAILABLE-FOR-SALE SECURITIES.

At March 31, 2000, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, the Company holds equity securities of companies for which no established trading market existed at March 31, 2000. These securities are stated at cost that does not exceed the estimated net realizable value. Available-for-sale securities with quoted market prices on March 31, 2000 consist of investments in:

-    CraftClick.com Inc.
-    Ultrexx Corporation
-    Entertainment Boulevard, Inc.
-    TheBigHub.com, Inc.
-    WorldNet Resource Group

Collectively, these securities had a market value of $2,593,705 at March 31, 2000. Available-for-sale securities with no established market prices at March 31, 2000 consist of investments in:

-    KINeSYS Pharmaceutical
-    Mediacycle, Inc. ("spun.com")
-    Invigo, Inc.
-    companyfinance.com, Inc.
-    Bullet Point News Inc.
-    Watchnet, Inc.

These investments are stated at cost, which was $536,000 at March 31, 2000. An unrealized holding gain of $1,115,576, net of deferred income taxes of $834,732, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to March 31, 2000. See Note 13.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


11. SEGMENT REPORTING.

Previously, Venture Catalyst Incorporated operated in four reportable segments: (a) Indian Gaming Consulting; (b) Web-site Development services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. During the quarter, in connection with our overall plan to leverage our service capabilities and expand our client base, the Company changed the way it manages its business and restructured its operations and organization into service groups that were combined into one reportable segment. All service groups, including the wholly-owned subsidiaries Cyberworks and CTI, were consolidated into the client services business segment, and will be reported under "Client Services". Additionally, starting with the quarter ended March 31, 2000, the Company will separate corporate operating and administrative costs (overhead) from the segment operating income and loss calculations which, in past reports, were allocated to the various reportable segments. Prior period results have been restated to reflect these changes. The operations of the "Vegas At Home" portal site are reported under the "other" segment.

During the quarter the Company decided to discontinue its Internet Gaming Consulting business, therefore the operations of that business have been reported as discontinued operations and are not included in the segment reporting. See Note 2.

Information on segments and reconciliation to income, before income taxes and discontinued operations, for the three months ended March 31, 2000 and 1999 are as follows:

                                                  VENTURE CATALYST                                          CONSOLIDATED
                                                     SERVICES             OTHER            ADJUSTMENTS         TOTALS
                                                    -----------         -----------         ----------       -----------
For the three months ended March 31, 2000:

Revenues (external)                                 $ 3,493,665                                              $ 3,493,665
Revenues (intersegment)                                  56,369                                (56,369)

Segment operating income (loss)                       1,890,314             (50,186)              (926)        1,839,201

Corporate operating and administrative costs                                                                   2,090,356
                                                                                                             -----------
Operating (loss) from continuing operations                                                                  $  (251,155)
                                                                                                             ===========

For the three months ended March 31, 1999:

Revenues (external)                                 $ 4,089,587                                              $ 4,089,587
Revenues (intersegment)                                  21,665                                (21,655)

Segment operating income (loss)                       2,697,019                                 (8,805)        2,688,214

Corporate operating and administrative costs                                                                   1,162,987
                                                                                                               ---------
Operating income from continuing operations                                                                  $ 1,525,227
                                                                                                             ===========

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Information on segments and reconciliation to income, before income taxes and discontinued operations, for the nine months ended March 31, 2000 and 1999 are as follows:

                                                  VENTURE CATALYST                                     CONSOLIDATED
                                                      SERVICES            OTHER        ADJUSTMENTS        TOTALS
                                                    ------------       ------------    ------------    ------------

For the three months ended March 31, 2000:

Revenues (external)                                 $  9,252,126                                       $  9,252,126
Revenues (intersegment)                                   87,649                            (87,649)

Segment operating income (loss)                        4,182,743           (209,582)        (10,791)      3,962,370

Corporate operating and administrative costs                                                              5,395,309
                                                                                                       ------------
Operating (loss) from continuing operations                                                            $ (1,432,939)
                                                                                                       ============

For the three months ended March 31, 1999:

Revenues (external)                                 $ 10,758,888                                       $ 10,758,888
Revenues (intersegment)                                  530,053                           (530,053)

Segment operating income (loss)                        7,189,196                           (474,303)      6,714,893

Corporate operating and administrative costs                                                              4,256,296
                                                                                                       ------------
Operating income from continuing operations                                                            $  2,458,597
                                                                                                       ============

12. NET INCOME (LOSS) PER SHARE.

Below is the reconciliation of the components of the calculation of basic and diluted net income (loss) per share for the time periods indicated:

                                                                FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,                        ENDED MARCH 31,
                                                          -------------------------------         -------------------------------
                                                             2000                 1999               2000                1999
                                                          -----------         -----------         -----------         -----------

Net income (loss) available to common shareholders        ($  594,075)        $   698,768         ($1,491,726)        ($  110,894)
                                                          ===========         ===========         ===========         ===========

Weighted average shares outstanding-- basic                 5,464,690           4,747,194           4,995,549           4,556,764
Effect of stock options                                            --             420,491                  --                  --
                                                          -----------         -----------         -----------         -----------
Weighted average shares outstanding -- diluted              5,464,690           5,167,685           4,995,549           4,556,764
                                                          ===========         ===========         ===========         ===========


At March 31, 2000, options to purchase 7,488,409 shares of the Company's common stock, at prices ranging from $1.00 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through March 2010, were still outstanding at March 31, 2000.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



13. COMPREHENSIVE INCOME.

                                       FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                           ENDED MARCH 31,                   ENDED MARCH 31,
                                    --------------------------        -----------------------------
                                       2000             1999             2000               1999
                                    ---------         --------        -----------         ---------
Net income (loss)                   ($594,075)        $698,768        ($1,491,726)        ($110,894)
Net unrealized holding gains          869,541               --          1,115,576                --
                                    ---------         --------        -----------         ---------
Comprehensive income (loss)         $ 275,466         $698,768        ($  376,150)        ($110,894)
                                    =========         ========        ===========         =========

14. STOCK OPTIONS.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the nine months ended March 31, 2000:

                                               MARCH 31, 2000
                                       --------------------------------
                                         OPTIONS           OPTION PRICE
                                       OUTSTANDING          PER SHARE
                                        ----------         ------------
Outstanding at beginning of year         5,516,200         $1.00-$4.13
  Granted                                3,613,500         $2.56-$12.50
  Exercised                             (1,107,031)        $2.50-$4.13
  Cancelled                               (534,200)        $2.75-$4.13
                                        ----------
Outstanding at end of year               7,488,409         $1.00-$12.50
                                        ----------

15. SUBSEQUENT EVENTS.

In April 2000, the Company and the two note holders announced an agreement that $3,069,265 of current and future corporate indebtedness will be exchanged for equity prior to its maturity subject to the execution of definitive agreements and customary closing conditions. Under terms agreed to, a total of 579,105 shares of Venture Catalyst restricted stock and warrants to acquire an additional 144,775 shares of common stock at $5.894 per share will be issued to retire the debt. Of the approximately $3,000,000 being retired, $589,517 represents principal that is classified as current portion of long-term debt and $2,000,000 represents principal that is classified as long-term debt at March 31, 2000. The remaining amount of $479,748 represents accrued interest on the debt being retired of $360,534 and interest of $119,214 that would have accrued on the remaining portion of long-term debt held from the date of conversion through September 2000. The transaction will result in a non-cash loss of approximately $525,000, attributable to the value of the warrants and interest that would have accrued on the remaining portion of long-term debt held from the date of conversion through September 2000.

In May 2000, the Company announced that it was acquiring 1,227,403 shares of Predict It, Inc. (OTC BB: PRITE) from existing shareholders of Predict It. This represents approximately 10.2% of Predict It's outstanding common stock, as reported in their public filings. The Company agreed to issue 310,249 of its restricted shares for the Predict It stock. The purchase price of $1,400,000 was calculated using a five-day moving average closing price for each Company's respective stock. The securities acquired will be classified as available-for-sale securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Venture Catalyst Incorporated provides venture services to support and facilitate the development of emerging businesses. We act as an entrepreneur's ally in organizing, capitalizing and growing businesses at a faster rate. We offer comprehensive web development services, investor relations, public relations, marketing, strategic planning, executive recruitment, infrastructure, state-of-the-art incubation facilities, and professional and technical expertise. The Company has offices in San Diego, Orange County and Santa Monica.

Previously, we operated in four business segments: (a) Indian Gaming
Consulting; (b) Web-site Development Services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. During the quarter, in connection with our overall plan to leverage our service capabilities and expand our client base, the Company changed the way it manages its business and restructured its operations and organization into service groups that were combined into one business segment. All services, including our wholly-owned subsidiaries Cyberworks, Inc. ("Cyberworks"), and CTInteractive Incorporated ("CTI"), were consolidated into the client services business segment, and are reported under "Client Services". Additionally, during the quarter we decided to discontinue our Internet Gaming Consulting Business and liquidate our wholly-owned subsidiary Worldwide Media Holdings, N.V. ("WMH"). The operations of that business segment are reported as "Discontinued Operations".

CLIENT SERVICES

We provide to clients in a wide array of industries various consulting and professional services, including: investor relations, public and governmental relations, marketing, operations, multimedia, graphics design, strategic business planning, venture capital sourcing, web-site development and hosting, business application development, network management, and hardware sales and service. To this spectrum we recently added incubator services. Our objective is to work with entrepreneurs during all stages of their financial growth. In connection with the implementation of our strategy, we do, from time to time, make investments, or take all or a portion of our fees, in securities of our clients.

The Company has provided many of these services to the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") since 1991. We currently provide consulting services to the Barona Tribe in connection with the Barona Tribe's operation of the Barona Casino and development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. Our services are provided under the terms of the Amended and Restated Consulting Agreement, as amended by Modification #1 (the "Consulting Agreement") which expires in March 2004. The consulting fees paid to us are based upon a net profit formula that includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, the Company's consulting revenue may not correspondingly increase because expenses at the Barona Casino also may increase.

From February 1992 through March 1996, the Company provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, all of the funds to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, were contributed by the Company. In the aggregate, we contributed approximately $13,000,000 over the period. Due in part to our investment in the Barona Casino, the value of the Barona Casino has increased, which is expected to enhance the fees that may be earned by the Company over the life of its relationship with the Barona Tribe. We treat these investments as intangible assets, which are recorded as "deferred contract costs" and are being amortized over the remaining life of the Consulting Agreement. However, if the recoverability of these assets are determined not to be probable, the Company will expense the unamortized portion.

By 1996, the Barona Casino became financially self-sufficient and our relationship with the Barona Tribe evolved from manager of the Barona Casino to consultant to the Barona Tribe, which is managing the Barona Casino. Since our transition from manager to consultant, there have been only two categories of investments by us in the Barona Casino. The first category relates to commitments made to the Barona Tribe, while we were acting as manager, pursuant to a management agreement, of approximately $550,000. The second category relates to an NIGC settlement between the Company and the Barona Tribe. Commencing in November 1996, we agreed to contribute $2,000,000 to construct a new road and entrance to the Barona Casino. As of March 31, 2000, we had paid $1,600,000 of the $2,000,000 commitment.

At this time, we have no plans to contribute funds other than those committed to the Barona Casino or the Barona Tribe. However, we will continue to assist the Barona Casino from time to time in obtaining third party outside financing. See the discussion below under the caption "Liquidity and Capital Resources" relating to our advance of funds to the Barona Casino in connection with the current expansion project.

In 1998, a Tribal-State Compact was entered into between the State of California and the Barona Tribe (the "Barona Compact"), which was approved by the U.S. Secretary of the Interior (the "Secretary"). The Secretary's approval of the Barona Compact was published in the Federal Register on October 22, 1998.

On September 10, 1999 the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe (the "Barona Compact II"). These compacts permit Federally recognized Indian tribes to engage in broader forms of Class III gaming, including slot machines and electronic video games, house-banked card games, percentage games and any games the California Constitution authorizes the California lottery to offer. Additionally, on September 10, 1999, the California legislature ratified these compacts and approved State Constitutional Amendment 11 ("SCA 11"), a proposed amendment to the California Constitution which would significantly expand the scope of Indian gaming in the State of California. In March 2000, the California voters approved SCA 11. The compacts were submitted to the Secretary for approval. In May 2000, the Barona Compact II was approved by the Secretary, subject only to publication in the Federal Register. The Barona Compact II replaces the Barona Compact. Until publication, the Barona Compact will remain in effect. We believe the Barona Compact and the Barona Compact II ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

In August 1998, we acquired Cyberworks, a web-site development and Internet marketing Company to expand our Internet services, including those of WMH. Cyberworks is a wholly-owned subsidiary of the Company. Cyberworks' services include full service web-site development, strategic consulting for interactive and online business development and custom Internet applications. Cyberworks portfolio includes more than 350 local, national and international clients, in a wide array of industries.

In July 1999, the Company expanded its services to include broader consulting services to emerging and Internet businesses, to further grow its client base. We provide our spectrum of services to public and private companies. In connection with this expansion, we acquired the assets of Typhoon Capital Consultants, LLC ("Typhoon"), an investor relations and Internet consulting firm.

In January 2000, as part of our growth strategy, we acquired all of the outstanding shares of capital stock of webinc., Inc. ("webinc"), a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc have been merged into Venture Catalyst.

On March 24, 2000, we acquired CTI, a full-service technology management firm. CTI's services include business application development, network management, web-development and hosting, and hardware sales and service. CTI provides its services to a broad spectrum of clients, from large corporations to emerging businesses.

We have made, and will make, significant investments in personnel and resources to allow Client Services to grow and to better position us to leverage our financial resources and expertise. We plan to grow our services business internally and through acquisitions. Additionally, we will continue to build our portfolio of clients, which may involve acquiring additional security positions in exchange for both cash and services, to the extent management deems appropriate to carry out the Company's strategic plans. We are continually evaluating and negotiating potential acquisitions and investments, none of which may come to fruition or may not be material to our business as a whole. There can be no assurance as to the completion or success of any acquisition or investment.

GAMING PORTAL SITE ("VEGAS AT HOME")

In July 1999, as an adjunct to our Internet Gaming Consulting business, we launched the "Vegas At Home" portal web-site to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We are in the process of creating an updated Vegas At Home portal site and have temporarily shut down the existing site. The new site is expected to be re-launched mid calendar year 2000. The operations of the "Vegas At Home" business enterprise are currently being reported in the "other" segment.

DISCONTINUED OPERATIONS

In March 1998, we established WMH, a Netherland Antilles corporation, to leverage our gaming business expertise. WMH offered comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, our Board of Directors adopted a plan to discontinue the Internet Gaming Consulting business and is in the process of shutting down and liquidating WMH. Internet Gaming Consulting has not produced a material portion of our revenues and was not profitable. We believe the resources committed to such business will be more effectively used in our other business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999.

REVENUE. Consolidated revenues from continuing operations decreased 14.6% to $3,493,665 for the three months ended March 31, 2000 from $4,089,587 for the three months ended March 31, 1999.

Revenues for services provided to the Barona Tribe decreased 31.5% to $2,453,000 from $3,582,000 earned during the same quarter last year. The decrease is a result of significantly higher human resource, marketing and operational expenses at the Barona Casino, primarily due to the ongoing expansion project, partially offset by increased revenues earned by the Barona Casino.

Revenues for services provided to clients other than the Barona Tribe in the three months ended March 31, 2000 were $1,040,665, compared to $507,587 earned during the same quarter last year. The increase was primarily due to: (a) an increase in the scope of services offered (b) an increase in services performed to additional and existing clients; and (c) an increase in the amount of services performed at higher rates.

COST OF REVENUES. Cost of revenues of continuing operations increased 14.6% to $1,134,799 for the three months ended March 31, 2000 from $990,103 during the same period last year. The increase was primarily attributable to increases in:
(a) compensation and benefits, resulting from an increase in the number of employees in connection with the expanded services offered by the Company and increased payroll costs for existing employees; (b) consulting fees incurred in connection with the development and operation of the "Vegas At Home" portal site; and (c) consulting fees incurred in connection with its performance of services to emerging business clients. These increases were partially offset by a decrease in client relation expenses, which included the purchase of an ambulance for the Barona Tribe during the same quarter last year.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 57.1% to $1,941,685 for the three months ended March 31, 2000 from $1,235,953 during the same period last year. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from the increase in the number of employees, and increased payroll costs for existing employees; (b) consulting fees incurred in connection with general corporate activities; (c) political contributions; and (d) printing costs, attributable to the name and stock symbol change. These increases were partially off-set by decreases in general accounting services incurred by the Company, and special event costs resulting from marketing efforts of the company for its services.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 96.8% to $549,023 for the three months ended March 31, 2000 from $278,918 for the three months ended March 31, 1999 primarily as a result of: (a) an increase in stock based compensation related to options granted to consultants and advisory panel members; (b) continued vesting of options for a former officer and director of the company who is now a consultant; and (c) for discounted options granted to four employees in connection with their employment. It is anticipated that amortization of intangible assets and stock based compensation, which are non-cash expenses, will continue to be significant as the Company pursues its long-term strategic plan.

OTHER INCOME AND EXPENSE. For the three months ended March 31, 2000, interest income was $118,528 compared to $128,114 for the three months ended March 31, 1999. This decrease was due to lower balances in the Company's investments and cash equivalents during the quarter.

Interest expense increased to $237,840 for the three months ended March 31, 2000 from $187,500 for the three months ended March 31, 1999 as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of the Company's common stock held by them.

INCOME TAX PROVISION. For the three months ended March 31, 2000, the Company recorded an income tax provision for continuing operations of $362,364, a decrease of $322,636 from the $685,000 income tax provision recorded for the three months ended March 31, 1999. The decrease was a result of lower taxable income during the quarter, compared to the same quarter in fiscal 1999. Although the Company had operating losses for the quarter, many expenses are not deductible for tax purposes. The decrease is partially offset by an increase to the provision during the period due to an adjustment to the Company's method of recording income tax provision, which now includes anticipated effective tax rates for the year, versus adjustments made for quarterly results only.

DISCONTINUED OPERATIONS. Operating results of the Internet Gaming Consulting segment through March 31, 2000, have been included in net results from discontinued operations for the periods reported.

During the three months ended March 31, 2000, the Internet Gaming Consulting business realized revenues of $93,946 and income, net of taxes, of $19,444, compared to revenues of $117,599 and losses, net of taxes, of $141,460, for the three months ended March 31, 1999.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1999.

REVENUE. Consolidated revenues from continuing operations decreased 14.0% to $9,252,126 for the nine months ended March 31, 2000 from $10,758,888 for the nine months ended March 31, 1999.

Revenues for services provided to the Barona Tribe decreased 31.4% to $6,674,000 from $9,733,000 earned during the same period last year. The decrease is a result of significantly higher human resources, marketing and operational expenses at the Barona Casino, primarily due to the ongoing expansion project, partially offset by increased revenues earned by the Barona Casino.

Revenues for services provided to clients other than the Barona Tribe in the nine months ended March 31, 2000 were $2,578,126 compared to $1,025,888 earned during the same period last year. The increase was primarily due to: (a) nine months of fees earned during fiscal 2000, as opposed to approximately seven months of fees earned during fiscal 1999 by Cyberworks, a wholly-owned subsidiary; (b) an increase in the scope of services offered; (c) an increase in services performed to additional and existing clients; and (d) an increase in the amount of services performed at higher rates.

COST OF REVENUES. Cost of revenues for continuing operations increased 28.0% to $3,921,141 for the nine months ended March 31, 2000, from $3,063,853 during the same period last year. The increase was primarily attributable to increases in:
(a) compensation and benefits, resulting primarily from an increase in the number of employees in connection with the expanded services offered by the Company, increased payroll costs for existing employees and the inclusion of nine months of Cyberworks results, versus only approximately seven months in the comparable period; (b) expenses incurred in connection with the development and operation of the "Vegas At Home" portal site; (c) client relation expenses, which included a contribution for the design and construction of a Native American museum on the Barona Reservation; and (d) consulting fees incurred in connection with its performance of services to the Barona Tribe. These increases were partially offset by a significant decrease in political contributions made during fiscal 2000 compared to fiscal 1999.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 20.6% to $5,373,979 for the nine months ended March 31, 2000 from $4,455,700 for the nine months ended March 31, 1999. The increase was primarily attributable to increases in:
(a) compensation and benefits, resulting from the increase in the number of employees and increased payroll costs for existing employees; (b) consulting fees incurred in connection with general corporate activities; (c) legal services incurred by the Company, and (d) the write-off of an investment classified as other assets. These increases were partially off-set by decreases in bad debt allowances established for loans and accounts receivable and general accounting services incurred by the Company.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 50.0% to $1,105,565 for the nine months ended March 31, 2000 from $737,007 for the nine months ended March 31, 1999 as a result of: (a) an increase in stock based compensation related to options granted to consultants and advisory panel members, continued vesting of options for a former officer and director of the company who is now a consultant, and for discounted options granted to four employees in connection with their employment; and (b) an increase in the amortization of goodwill and other intangible assets in connection with the acquisition of Cyberworks and the asset purchase from Typhoon. It is anticipated that amortization of intangible assets and stock based compensation, which are non-cash expenses, will continue to be significant as the Company pursues its long-term strategic plan.

OTHER INCOME AND EXPENSE. For the nine months ended March 31, 2000, interest income was $386,794 compared to $477,103 for the nine months ended March 31, 1999. This decrease was due to lower balances in the Company's investments and cash equivalents during the period.

Interest expense increased to $671,173 for the nine months ended March 31, 2000 from $520,833 for the nine months ended March 31, 1999 primarily as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of the Company's common stock.

INCOME TAX BENEFIT / PROVISION. For the nine months ended March 31, 2000, the Company recorded an income tax benefit for continuing operations of approximately $64,250, a decrease of $1,871,250 from the $1,807,000 income tax provision recorded for the nine months ended March 31, 1999. The decrease was primarily due to the tax loss during fiscal 2000, compared to taxable income during the comparable period in fiscal 1999. The decrease is partially offset by an increase to the provision during the period due to an adjustment to the Company's method of recording income tax provision, which now includes anticipated effective tax rates for the year, versus adjustments made for actual year to date results only.

DISCONTINUED OPERATIONS. Operating results of the Internet Gaming Consulting segment through March 31, 2000, have been included in net results from discontinued operations for the periods reported.

During the nine months ended March 31, 2000, the Internet Gaming Consulting business realized revenues of $315,456, and a loss, net of taxes, of $123,038, compared to revenues of $289,638 and a loss, net of taxes, of $762,493, for the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at March 31, 2000 consisted of unrestricted cash of $5,465,254 and future revenues generated from operations. The Company believes that these sources of liquidity will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

The Company's cash position decreased by $3,820,674 to $5,465,254 from the June 30, 1999 balance of $9,285,928. This decrease was a result of cash flows used in operating activities of $5,438,742 and cash flows used in investing activities of approximately $1,570,757, partially offset by cash flows provided by financing activities of $3,188,825 during the period.

Cash flows used in operating activities include: (a) a net loss of $1,491,726;
(b) $3,110,000 in advances to the Barona Casino for the Barona Casino expansion project; (c) timing differences between revenues earned and recognized of approximately $985,000; (d) estimated income tax payments made during the year of approximately $977,000; and (e) approximately $143,000 in securities received for services in lieu of cash.

Cash flows provided by operating activities include: (a) depreciation on property and equipment and amortization of intangible assets and goodwill of approximately $1,085,000; (b) the amortization of stock based compensation costs of approximately $376,000; (c) establishment of bad debt reserves of approximately $129,000 for third-party loans; and (d) a write-off of other assets of $80,000.

Cash flows used in investing activities include: (a) purchases of $1,036,000 in available-for-sale securities; (b) cash payments made in connection with the acquisitions of CTI and webinc of approximately $341,000; (c) net investments in fixed assets of approximately $211,000; and (d) a cash payment of $100,000 for the purchase of assets from Typhoon. Cash flows provided by investing activities include the payment to the Company of $100,000 for a portion of the Klamath bonds redeemed during the fiscal year by the issuer, which were classified as "restricted cash and other investments".

Cash flows used in financing activities include a $400,000 payment on long-term debt related to the NIGC settlement discussed above. Cash flows provided by financing activities include approximately $3,589,000 in proceeds from the exercise of stock options.

 With respect to the current project to expand the Barona Casino, the Company, the Barona Tribe and the Barona Casino will share in funding the expansion costs incurred prior to obtaining all outside financing. The Company expects to advance approximately $8,300,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of March 31, 2000, the Company had advanced $6,300,146. These advances have been, and any future advances will be, accounted for as a receivable from the Barona Casino to the Company. In January 2000, the Barona Tribe obtained approximately $19 million in outside financing, from the issuance of Federally Tax-Exempt Bonds (discussed below). Payment of the receivable is expected to occur when the Barona Tribe obtains all outside financing, which is anticipated to be sometime in calendar year 2000, unless the Company is in a cash position that would allow for the Barona Casino to retain the advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains all outside financing, they would be payable to the Company on demand.

In January 2000, the Barona Tribe completed a placement of Federally Tax-Exempt Limited General Obligation Bonds in the principal amount of $18,890,000 (the "Tax-Exempt Bond Financing"). The principal use of the bond proceeds is to build a public golf course and related facilities. This project is a part of the $150 million Barona Casino expansion project. In connection with the Tax-Exempt Bond Financing, the Company entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the Barona Consulting Agreement shall be paid to the Company so long as the Company has received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or the Company shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 between the Barona Tribe and the Company, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. The Company invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by the Company due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to the Company and were recorded on its books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends, the Company and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, the Company may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe, the Company may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the March 31, 2000 balance in advances of future consulting fees of $1,756,369 and the $2,500,000 is due primarily to timing differences between consulting revenues earned and recognized but not yet paid and the actual payment of the consulting revenues. Consulting fees are typically paid in the month subsequent to the month in which services were performed.

In September 1996, the Company entered into a Stock Purchase and Settlement and Release Agreement (the "Stock Purchase Agreement") with two shareholders, including a former director. The terms of the Stock Purchase Agreement included
(a) the payment of $200,000 to such shareholders, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of

$3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).


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

The Company's debt in connection with this stock repurchase is $9,500,000 as of March 31, 2000. In addition, if all contingent obligations are met, a maximum of $6,856,488 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt.

In April 2000, the Company and the two note holders announced an agreement that $3,069,265 of current and future corporate indebtedness will be exchanged for equity prior to its maturity subject to the execution of definitive agreements and customary closing conditions. Under terms agreed to, a total of 579,105 shares of Venture Catalyst restricted stock and warrants to acquire an additional 144,775 shares of common stock at $5.894 per share will be issued to retire the debt. Of the approximately $3,000,000 being retired, $589,517 represents principal on the initial $3,500,000 of notes issued in September 1996, which would have been payable on September 30, 2000. $2,000,000 represents principal on the notes issued in September 1999, which would have incurred payments of interest only for the first three years, commencing September 30, 2000, followed by three equal annual installments of principal repayment, with interest on the remaining balance. The remaining amount of $479,748 represents accrued and future interest on the debt being retired and other long term debt, which would have been payable in September 2000.

Restricted cash and other investments of approximately $2,054,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; (b) an $8,000 certificate of deposit pledged as collateral in connection with a loan to a Barona Tribal member; and (c) funds in the amount of $1,912,569 which have been invested or pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes issued revenue bonds to fund the construction of the Kla-Mo-Ya Casino. In connection with such bond financing, the Company has a net investment of $394,569 in revenue bonds with a principal face amount of $400,000. In addition, as a condition of the bond financing, the Company agreed to hold the bonds for a five-year period. Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. The Company pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, the Company may lose all or a portion of its investment in the revenue bonds it purchased and its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. During the quarter ended December 31, 2000, the Klamath Tribes redeemed bonds held by the company with a face amount of $100,000. The Klamath Tribes have made all required interest payments during the fiscal year on the bonds held by the company.

The Company has invested in the securities of several companies and plans to continue to invest in the securities of other companies, in connection with our venture/incubation service strategy. The aggregate amount invested will depend on our available cash, our ability to successfully exchange services for securities, and our ability to identify potential investment candidates. We plan to invest up to $2,000,000 (not inclusive of realized or unrealized holding gains or losses) in the securities of other companies during fiscal 2000, but have no formal obligation to do so. As of March 31, 2000, we have acquired approximately $1,179,000 in securities from other companies in exchange for cash and services.


FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Interim Consolidated Financial Statements, are certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting the Company's current expectations. Although the Company believes that its expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Report is filed, and that may have an effect on the Company's overall performance.

        -    DEPENDENCY ON REVENUES FROM THE BARONA CASINO

        The Company derives the majority of its revenue from services provided to the Barona Tribe. For the fiscal year ended June 30, 1999, and the nine months ended March 31, 2000, revenues from services to the Barona Tribe declined as a percentage of sales. While we are continuing to take steps to diversify our business activities and resulting revenues, including our current plan to acquire, invest in and provide services for emerging businesses, those activities are not yet producing significant revenues. Accordingly, any material reduction in fees payable to the Company by the Barona Tribe could have a material adverse affect on the business and financial condition of the Company. In connection with the Barona Casino's $150 million expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses. As a result, the consulting revenues paid to us during the expansion project may decrease.

        -    THE BARONA CONSULTING AGREEMENT

        Appropriate regulatory authorities have not yet approved the Barona Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on the business and financial condition of the Company.

        -    LIMITED RECOURSE AGAINST TRIBES AND TRIBAL ASSETS

        In general, Native American tribes do not make any equity investments in the construction, development or equipment of casinos. We have made, and may make, advances or loans (including guarantees of indebtedness) to tribes for the construction, development, equipment and operation of casinos for which we may act as a consultant or manager. These amounts are not conventional indebtedness loans subject to customary mortgages or security. If these casinos do not generate sufficient cash flow to repay such indebtedness, our loans may not be repaid. Our principal recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe's indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe's indebtedness to us may not be repaid, if at all, until any senior creditors have been repaid in full.

        As of March 31, 2000 we have advanced approximately $6,300,000 to the Barona Casino in connection with the ongoing expansion project. We have committed to advance up to another $2,000,000 to the Barona Casino, if needed, until all outside financing is obtained. These advances are scheduled to be repaid when the $150 million bond financing is completed. In addition, as noted above, the consulting fees earned by the Company are now subject to a Subordination Agreement relating to the Tax-Exempt Bond Financing. We also have approximately $1,900,000 in the form of cash pledged as a guarantee for and bonds issued by the Klamath Tribes. We have agreed to hold the bonds for a period of five years. If a default occurs, it would have a material adverse effect on the business and financial condition of the Company.

        -    VOLATILITY OF AVAILABLE-FOR-SALE SECURITIES

        The Company's assets are, and will be, partially comprised of securities of other publicly and non-publicly traded companies, and include positions in equity securities that have experienced significant volatility in their stock prices. We expect the number of, and our investment in, these assets to increase in the future. The market price and valuations of the securities that we hold in other companies may fluctuate due to reported results of those companies, market conditions and other conditions over which we have no control. We do not currently attempt to reduce or eliminate our market exposure on these securities. An adverse change in the price of securities we hold would result in a material decrease in the fair value of our available-for-sale securities, which could have a material adverse impact on the business and financial condition of the Company.

        -    SOME OF OUR VENTURE SERVICES ACTIVITIES HAVE A LIMITED OPERATING
             HISTORY

        Certain of our venture services for emerging businesses have been offered for less than a year. Because of our short operating history in these activities, we are unable to provide you with significant data upon which you can evaluate our prospects. We cannot be certain that our expanded business strategy or the business strategies of our clients will be successful. Because we provide services to and have interests in early stage companies and emerging businesses and have only recently expanded our business strategy, we are exposed to not only the business risks of our clients but also to the risks of our own business activities.

        -    RISKS OF BEING DEEMED AN INVESTMENT COMPANY

        We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the United States Investment Company Act of 1940, as amended (the "1940 Act"). A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If we were deemed to be an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for non-compliance. In addition, certain of our contracts might be voidable. Such repercussions from being deemed an investment company could have a material adverse affect on the Company's operating results and financial condition.

        Specifically, if we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the 1940 Act, including:

        -    limitations on our ability to borrow;

        -    limitations on our capital structure;

        - restrictions on acquisitions of interests in portfolio and/or affiliated companies;

        -    prohibitions on transactions with affiliates;

        -    restrictions on specific investments; and

        - compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

        If we were forced to comply with the rules and regulations of the 1940 Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.

        In addition, to avoid regulation under the 1940 Act and related SEC rules, we may need to sell assets which we would otherwise want to retain and may be unable to sell assets which we would otherwise want to sell. In addition, we may be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and may need to forego opportunities to acquire interests in attractive companies that would benefit our business. If we were forced to sell, buy or retain assets in this manner, we would be prevented from successfully executing our business strategy.

        Although investment securities currently comprise less than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

        -    VOLATILITY OF OUR STOCK PRICE

        The trading price of the Company's common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, performance of our public clients in which we own equity securities, quarterly variations in the Company's operating results, announcements of new services or business activities by the Company or its competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market trading price.

        -    YEAR 2000 READINESS DISCLOSURE

        As of February 2000, the Company had completed all year 2000 readiness work. Our most significant customer, the Barona Casino has not experienced any major incidents related to Year 2000 issues.

        However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. We will continue to monitor all systems for Year 2000 related concerns. As of March 31, 2000, total costs relating to our compliance efforts, based upon management's best estimates, were 55 man-hours of the Company's personnel and $3,400. Costs for Year 2000 compliance will continue to be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations

        The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding our (a) operations; (b) services, products and technologies sold to third parties; and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

 EXHIBIT
   NO.         DESCRIPTION
--------       -----------
   2.1         Stock Purchase Agreement dated as of January 28, 2000 by and among Ken King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and
               Venture Catalyst Incorporated.

   2.2 Stock Purchase Agreement dated as of January 28, 2000 by and among Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc.

   2.3         Agreement and Plan of Reorganization among Venture Catalyst
               Incorporated, Venture Acquisition Corporation, CTInteractive,
               Inc., and Donald Scott Campbell dated as of March 23, 2000.

   10.1        Consulting Agreement dated February 25, 2000 between Venture
               Catalyst Incorporated and G. Fritz Opel.

   10.2        Settlement and Release Agreement dated February 25, 2000 between
               Venture Catalyst Incorporated and G. Fritz Opel.

   10.3        Consulting Fee Subordination Agreement dated as of January 13,
               2000 among State Street Bank and Trust Company of California,
               National Association, Venture Catalyst Incorporated and the
               Barona Group of Capitan Grande Band of Mission Indians.

   27          Financial Data Schedule.

    (b) Reports on Form 8-K. During the Company's third quarter ended March 31, 2000, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VENTURE CATALYST INCORPORATED,
                                    a Utah Corporation

Date: May 15, 2000                  By:  /S/ L. DONALD SPEER, II
                                    -----------------------------------
                                    L. Donald Speer, II
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (Authorized Signatory, Principal Executive
                                    Officer)

Date: May 15, 2000                  By: /S/ KEVIN MCINTOSH
                                    -----------------------------------
                                    Kevin McIntosh
                                    Vice President, Chief Financial Officer,
                                    and Treasurer
                                    (Authorized Signatory, Principal Financial
                                    Officer)

                                  EXHIBIT INDEX


 EXHIBIT
   NO.         DESCRIPTION
--------       -----------
   2.1         Stock Purchase Agreement dated as of January 28, 2000 by and among Ken King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and
               Venture Catalyst Incorporated.

   2.2 Stock Purchase Agreement dated as of January 28, 2000 by and among Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc.

   2.3         Agreement and Plan of Reorganization among Venture Catalyst
               Incorporated, Venture Acquisition Corporation, CTInteractive,
               Inc., and Donald Scott Campbell dated as of March 23, 2000.

   10.1        Consulting Agreement dated February 25, 2000 between Venture
               Catalyst Incorporated and G. Fritz Opel.

   10.2        Settlement and Release Agreement dated February 25, 2000 between
               Venture Catalyst Incorporated and G. Fritz Opel.

   10.3        Consulting Fee Subordination Agreement dated as of January 13,
               2000 among State Street Bank and Trust Company of California,
               National Association, Venture Catalyst Incorporated and the
               Barona Group of Capitan Grande Band of Mission Indians.

   27          Financial Data Schedule.