Form 10KSB40
period 2000-06-30
VENTURE CATALYST INC
filed 2000-09-25
CIK 318291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM         TO         .

                         COMMISSION FILE NUMBER: 0-11532
                          VENTURE CATALYST INCORPORATED
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

                    ISSUER'S TELEPHONE NUMBER: (858) 385-1000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $14,843,245

     As of September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $17,704,330.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 15, 2000, there were 7,422,490 shares outstanding of the issuer's common stock, $.001 par value per share (the only class of common equity).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 2000 -- Part III.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

                          VENTURE CATALYST INCORPORATED

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                     PART I
ITEM 1:      DESCRIPTION OF BUSINESS.........................................3
ITEM 2:      DESCRIPTION OF PROPERTY........................................13
ITEM 3:      LEGAL PROCEEDINGS..............................................13
ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

                                     PART II
ITEM 5:      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......13
ITEM 6:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......14
ITEM 7:      FINANCIAL STATEMENTS...........................................28
ITEM 8:      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............53

                                    PART III
ITEM 9:      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............53
ITEM 10:     EXECUTIVE COMPENSATION.........................................53
ITEM 11:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................53
ITEM 12:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................53
ITEM 13:     EXHIBITS AND REPORTS ON FORM 8-K...............................54
             SIGNATURES   ..................................................57

     This Form 10-KSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Consolidated Financial Statements, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting our current expectations. Although we believe that our expectations are based on reasonable assumptions, there can be no assurance that the Company's financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of VCAT, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of VCAT. We assume no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Report is filed, and that may have an effect on our overall performance.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Venture Catalyst Incorporated, or VCAT, provides professional services to support and facilitate the development of our clients' businesses. We act as the clients' ally in organizing, developing and growing businesses at a faster rate. We offer comprehensive gaming and hospitality consulting services, web development services, public and governmental relations, Internet marketing, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have, in the past, made investments, or taken all or a portion of our fees, in securities of our clients. However, we do not expect this to be a significant part of our strategy going forward.

     VCAT was organized in 1980 and is a successor to Inland Casino Corporation, a Delaware corporation.

BUSINESS STRATEGY

     Our goal is to make our clients money through delivery of our services. In particular, we intend to (a) continue our long-standing relationship with the Barona Tribe, (b) expand and market our services to Native American Tribes, and
(c) develop and expand our client services, including gaming and hospitality consulting, Internet solutions and technology solutions. We continually review our services that we believe will provide the greatest value to our clients to help them achieve success, which may include adding or discontinuing particular services. We have made, and will continue to make, significant investments in personnel and resources to allow our services to grow and to better position us to leverage our resources and expertise. We plan to grow our services business internally and possibly through acquisitions, joint ventures or other arrangements we believe to be appropriate. Additionally, we may expand our portfolio of companies, which would involve acquiring additional ownership positions, to the extent we deem appropriate to carry out our strategic plans.

CLIENT SERVICES

     We have provided many of these services to several Native American Indian Tribes, including the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Casino and development of the Barona Valley Ranch. The Barona Tribe is our largest client and represents a significant portion of our revenues. The Barona Casino includes 1,500 video games, 21 table games, and a buffet restaurant. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for over 3,000 cars. The Barona Casino is open 24 hours a day,

 365 days a year. The Barona Casino is currently undergoing a $225 million development project known as the Barona Valley Ranch which, when complete, will expand its gaming and resort facilities to include a new casino with approximately 80,000 square feet of gaming space, a 400 room resort hotel and an 18-hole championship golf course.

     In August 1998, we acquired Cyberworks, Inc. ("Cyberworks"), a web-site development and Internet marketing company to expand our Internet services, including those of Worldwide Media Holdings, N.V. ("WMH"). Cyberworks was merged into VCAT following the sale of the Cyberworks domain name to Pacific Century CyberWorks in August 2000, as part of our strategy to consolidate and use a single service brand. Our Internet services include full service web-site development, Internet marketing, strategic consulting for interactive and online business development and custom Internet applications. Our clients have included more than 350 local, national and international clients, in a wide array of industries, including gaming, entertainment, technology and consumer goods.

     In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses, to further grow our client base. We provide our spectrum of services to public and private companies. In connection with this expansion, we acquired the assets of Typhoon Capital Consultants, LLC ("Typhoon"), an investor relations and business consulting firm. In September 2000, we decided to discontinue offering investor relations services.

     In January 2000, we acquired all of the outstanding shares of capital stock of webinc. Inc. ("webinc"), a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc have been merged into Venture Catalyst. While we are not a venture capitalist, we provide strategic consulting to our clients at all stages of their development.

     In March 2000 we acquired CTInteractive, Incorporated ("CTI"), a full-service technology management firm, whose operations have been merged into VCAT. Our technology solution services include business application development, network management, web site development and hosting, and hardware sales and service. We provide these services to a broad spectrum of clients, from large corporations to emerging businesses.

AGREEMENT WITH THE BARONA TRIBE

     We have provided services to the Barona Tribe since 1991. We entered into a consulting agreement with the Barona Tribe, effective April 1, 1996 (the "Consulting Agreement"), which was subsequently amended and restated to correct an inadvertent mistake in the provision relating to consulting fees. The majority of our services to the Barona Tribe are pursuant to the Consulting Agreement. The Consulting Agreement expires March 31, 2004, unless renewed or extended.

     Our services under the Consulting Agreement are to consult with the Barona Tribe, members of the Barona Tribal Council and the Barona Tribal Gaming Commission. Our services have included consulting in the area of general casino operations, security and surveillance, marketing and advertising, food & beverage operation, architecture, interior design and construction, governmental affairs, regulatory matters and public relations. The Barona Tribe may request additional services from us.

     The Barona Tribe may terminate the Consulting Agreement without cause at any time by giving us nine months' prior notice. Either party may terminate the Consulting Agreement if the other party commits or knowingly allows to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of VCAT without our knowledge shall not terminate the Consulting Agreement if VCAT repays all funds stolen or embezzled as soon as we become aware of it. Disputes arising under the Consulting Agreement are first submitted to the Barona Tribal Council or the Barona Tribal Gaming Commission; if not resolved, disputes will be arbitrated in San Diego.

     For our services under the Consulting Agreement, we receive a monthly base fee of $475,000 and may receive additional consulting fees if certain net operating levels are reached by the Barona Casino. The Barona Tribe has the right to draw from the gross revenues of the Barona Casino annual income at least equal to the distributions received by the Barona Tribe for the twelve-month period ended December 31, 1995.

     The Barona Casino relies extensively on a wide range of video gaming devices. VCAT does not own any of the gaming devices. However, we have entered into three leases for gaming devices which are in the process of being discontinued by the Barona Tribe. To the extent that these leases are "collateral agreements" to the Consulting Agreement under the Indian Gaming Regulatory Act ("IGRA"), each lessor is required to comply with IGRA and its regulations. To our knowledge, none of these leases have been submitted to the National Indian Gaming Commission ("NIGC") for its approval as "collateral agreements." If these leases are "collateral agreements" and are not approved, the Barona Tribe has expressed its present intention to enter into other legally permissible agreements.

OTHER BUSINESSES

     In July 1999, as an adjunct to our Internet Gaming Consulting business, we launched the "Vegas At Home" portal web-site to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We are in the process of seeking a partner for an updated Vegas At Home portal site and have shut down the existing site.

     In July 2000, we acquired DayPlan.com, Inc. ("DayPlan"), a software company offering a complete web-based scheduling platform. DayPlan contains features, such as a group calendar function, which allows users to coordinate activities with an affinity group or organization by allowing multiple users to post to the same calendar. This group calendar can be made available only to a specific affinity group, or can be made public to reach the entire web audience. We intend to offer DayPlan as a service to our clients and to build the user base. We also are exploring enhancements and features for broader application, which may include a strategic partner to develop or market DayPlan.

COMPETITION

     The professional services industry is highly competitive. VCAT competes in varying degrees with numerous other professional services companies for clients, including Internet and technology service firms, accounting firms, management consulting firms and casino operators. The financial, technological, personnel resources and service offerings of these firms vary significantly and certain competitors may have greater resources and ability to supply clients with certain strategic, technical and creative skills. We believe that reputation and client satisfaction are the principal competitive factors in our service markets.

     Additionally, we expect competition to increase in Indian gaming in California due to the recent expansion of authorized gaming activities and a resulting increase in casinos. In the past, experienced gaming companies have not been active in Indian gaming operations in California. However, certain operators have recently negotiated agreements with Indian tribes located in California and we anticipate that as California gaming operations continue to grow, there will be significantly more competition from other casino consulting or management companies for new business and for customers to casinos. In addition, more Indian tribes may choose to develop and operate their casinos without engaging either a management or consulting company.

MARKETING AND SALES STRATEGIES

     We market our services through a direct sales staff, continuing personal contact with existing and prospective customers and industry leaders, media advertising, sponsorships, attendance at industry conferences and presentations of our qualifications and credentials. We believe a high level of customer satisfaction is critical to attracting and retaining clients.

REGULATORY MATTERS

     Except for our work with Native American gaming, our services are only subject to ordinary business regulations. The operation of any type of gaming casino on Indian land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Indian gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Indian gaming and could therefore have a material adverse effect on our operations.

FEDERAL REGULATION OF NATIVE AMERICAN GAMING.

     IGRA categorizes gaming as Class I, Class II and Class III activities. Class I activities defined as social games solely for prizes of minimal value or traditional forms of Indian gaming engaged as a part of, tribal ceremonies or celebrations. Class II gaming includes (a) bingo, if played in the same location, pull-tabs, lotto, punch boards, tip jars, and other games similar to bingo, and (b) card games that are authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, if played in conformity with the laws and regulations of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (a) any banked card games, including baccarat, chemin de fer or blackjack, or (b) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all other forms of gaming.

     The Chairman of the NIGC can impose civil fines of up to $25,000 per violation against the tribal operator or a management contractor for any violation of IGRA. The NIGC also may impose Federal criminal sanctions for illegal gaming on Indian land and for theft from Indian gaming facilities. The Chairman of the NIGC also has the power to order temporary closure of an Indian gaming operation for substantial violation of the provisions of IGRA, or of tribal regulations, ordinances or resolutions approved under IGRA. After a temporary closure order, the Indian tribe or management contractor involved has a right to a hearing before the NIGC to decide whether a permanent closure of the gaming operation order will be issued.

     IGRA provides that an Indian tribe may permit Class II gaming on its lands if (a) the gaming is located within a state that permits such gaming for any purpose by any person, and (b) the governing body of the Indian tribe adopts an ordinance or resolution which is approved by the Chairman of the NIGC. Gaming profits received by the Indian tribe may only be used to (a) fund tribal government operations or programs; (b) provide for the general welfare of the Indian tribe and its members; (c) promote tribal economic development; (d) donate to charitable organizations; or (e) fund operations of local government agencies.

     Any Indian tribe engaged in Class II gaming may petition the NIGC for a certificate of self-regulation if is has (a) continuously conducted such activity for a period of at lease three years, including at least one year after 1988; and (b) otherwise complied with the applicable provisions of the IGRA. The NIGC will issue a certificate if it determines that the Indian tribe has, among other things, (a) conducted gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (b) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecuting violations of its gaming ordinance and regulations. An Indian tribe may only engage in Class III gaming if it enters into a tribal-state compact, or agrees to abide by a set of regulatory rules obtained from the U.S. Secretary of the Interior.

     An Indian tribe may enter into a management contract for the operation and management of gaming activities if the Chairman of the NIGC has approved the contract. Laws regarding approval of Class II and Class III management contracts place limitations on the amount of any management fee which is based on a percentage of the operation's net revenues from gaming. The Chairman of the NIGC (or the Chairman's designee), after notice and hearing, has the authority to require contract modifications or may void any contract in the event of certain violations. In addition, under IGRA regulations, management agreements that have not been approved by the U.S. Secretary of the Interior or the Chairman of the NIGC may be deemed void.

     Under IGRA, tribal governments have primary regulatory authority over gaming on Indian land unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including VCAT, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Indians. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, record keeping and auditing of the tribe's gaming expenses; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

     The NIGC does not approve consulting contracts; however, the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded to the Bureau of Indian Affairs (the "BIA") for approval.

     Under IGRA, a management contract can be approved only after a federal determination that there will be (a) adequate accounting procedures and financial reports furnished to the tribe; (b) tribal access to the daily operations of the gaming enterprise; (c) minimum payments to the Tribe prior to paying development and construction costs; (d) a cap on the repayment of development and construction costs; and (e) a maximum contract term of five years and a maximum management fee of 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues or profits if a very substantial capital investment is required or the income projections justifies a larger fee or a longer term.

     Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

     The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Indian gaming management companies, gaming equipment suppliers and certain lenders to Indian gaming operations. The NIGC will not approve a management contract and may void an existing management contract if an officer, director, key employee or an interested party of the management company (a) is an elected member of the Indian tribal government; (b) has been or is convicted of a felony gaming offense; (c) has knowingly and willfully provided false information to the NIGC or the tribe; (d) has refused to respond to questions from the NIGC; or
(e) whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or increase the chance of unsuitable activities in gaming. In addition, the NIGC will not approve a management contract if the management company has attempted to unduly influence any decision or process of tribal government relating to gaming, or has materially breached the terms of the management contract, or the tribe's gaming ordinance.

     Our Articles of Incorporation provide that if an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which we are a party, the interested party shall be required to divest all of our stock owned by such party within a 90 day period. If unable to sell the stock, we must purchase it at a price below the fair market value of such stock. As a public company, we have limited ability to regulate who our shareholders may be. In the event that VCAT cannot purchase such shares, and the NIGC denies approval of, or seeks to void any of the agreements, such action by the NIGC would have a material adverse effect on VCAT.

     In March 1996, the Barona Tribe submitted the VCAT consulting agreement to the NIGC. In May 1996, the NIGC determined that the consulting agreement was not a management agreement and, therefore, not subject to NIGC approval. In July 1997, the BIA determined that no action was required.

     In January 1997, we entered into a settlement agreement with the NIGC. Under the terms of the settlement agreement, the NIGC held, among other things, that our relationship with the Barona Tribe benefited the Barona Tribe and we had not violated any laws. The Company agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, we agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five annual installments, commencing in January 1997 (the "NIGC Settlement Obligation").

     In January 1997, we amended the consulting agreement to correct errors in the fee calculation, which was submitted to the NIGC. In April 1997, The Company received a letter from the NIGC questioning whether the consulting agreement, as amended was a management contract and stating that additional review would be necessary. In March 1999, the NIGC started a preliminary review of our relationship with the Barona Tribe, including the consulting agreement. In September 1999, the Company submitted a further modification of the consulting agreement to the NIGC, extending the consulting agreement to 2004. The review remains pending.

     The Company believes that the consulting agreement, as amended, is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA, (b) the NIGC's findings in the January Settlement Agreement, and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the consulting agreement, as amended, is not a management contract. The failure of the NIGC to determine that the consulting agreement, as amended, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the consulting agreement, as amended, is not a management agreement, it will forward the consulting agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the consulting agreement, as amended. The failure to approve the consulting agreement, as amended, could have a material adverse effect on our business and financial condition.

INDIAN NATION SOVEREIGNTY/BARONA TRIBAL REGULATION

     Indian tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, in the consulting agreement there is a limited waiver of sovereign immunity with respect only to suits by us to enforce the agreement. We would expect similar limited waiver provisions to be contained in any other material agreements that we entered into with a Native American tribe.

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

STATE REGULATION OF NATIVE AMERICAN GAMING

     Pursuant to IGRA, certain electronic gaming activities and banked table games are permissible only if agreed upon by state governments and tribal representatives. Such an agreement is referred to as a "compact." Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

     On September 10, 1999 the state of California and several tribes, including the Barona Tribe, entered into new tribal-state gaming compacts (the "Barona Compact"). Under its terms the Barona Compact was not effective until ratified by statute, and approved by the California voters in the March 2000 primary election. On March 7, 2000 the people of the State of California amended the State constitution and enacted the Indian Self-Reliance Amendment. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000.

     The Barona Compact authorizes 1,057 Class III machines, which may be increased by acquiring a license for additional machines and terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation may be sought for 12 months following the effective date of the Barona Compact. In addition, the Tribe shall have the right to terminate the compact in the event the right of Indian tribes to operate gaming devices in California is no longer exclusive.

     Under the Barona Compact, the gaming activities which may be offered by the Tribe include: (a) the operation of up to 2000 Class III gaming machines, (b) banked and percentage card games, and (c) any devices or games that are authorized by the California State Lottery, provided that the Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

     The Barona Compact establishes limitations on Class III gaming which may restrict gaming activities. Among those which are of importance to the Barona Casino are the following: (a) the Barona Tribe must adopt and comply with California laws prohibiting a gaming enterprise from cashing any check drawn against any public fund; (b) the Barona Tribe must adopt and comply with any California laws prohibiting a gaming enterprise from providing or arranging alcoholic beverages, food or lodging for no charge or at reduced prices as an incentive; (c) the Tribe must adopt and comply with any California laws prohibiting extension of credit for gaming activities; (d) no person under 18 (under 21 if alcohol may be consumed) is permitted to be present in any room where Class III gaming is offered.

     The Barona Tribe's allocation of 1,057 machines may be increased by acquiring a license for additional machines. The Barona Tribe must make contributions to a Special Distribution Fund based on the number of gaming devices operated by the Tribe as of September 1, 1999. The Special Distribution Funds are subject to appropriation by the state Legislature including for (a) programs designed to address gambling addiction; (b) the support of government agencies impacted by tribal gaming; (c) regulatory costs incurred by the State Gaming Agency and the state Department of Justice in connection with the compact; and (d) the Revenue Sharing Trust Fund (under which tribes without a compact receive an estimated $1.1 million per year).

     Pursuant to the Barona Compact, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. While the Barona Tribe does not have to be licensed because it is a sovereign governmental entity, the State Gambling Control Act applies to all others associated with Class III gaming at the Barona Casino. The Barona Tribe established a Tribal Gaming Commission four years ago and adopted a

Tribal Gaming Ordinance to authorize gaming on the Barona Reservation, which was approved by the NIGC. Tribal Gaming Licenses are subject to biennial renewal.

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

     The Barona Compact also requires the Barona Tribe to carry public liability insurance with initial limits of $5,000,000 for personal injury and property damage claims. The Barona Tribe is not required to generally waive its sovereign immunity, but may not invoke sovereign immunity up to the $5,000,000 liability insurance limits.

     The Barona Compact also requires the Barona Tribe to comply with most California and federal employment, health and safety laws.

FEDERAL AND STATE GAMING LAWS OTHER THAN IGRA

     In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Indian land are subject to a number of other Federal statutes, including the Assimilative Crimes Act, which imposes Federal criminal penalties for the violation of state laws on Indian reservations, and the Johnson Act, which imposes Federal criminal penalties for the operation of mechanical gambling devices on Indian reservations. If gaming activities on Indian land are not in compliance with IGRA, the Assimilative Crimes Act or the Johnson Act, (prohibiting mechanical gambling devices on Indian lands) may apply, imposing criminal and civil penalties on such activities. In addition, the Treasury Department has adopted regulations under the Bank Secrecy Act which apply specifically to Indian gaming operations. These regulations impose Federal criminal penalties for the violation of Federal regulations requiring the reporting of information on unusual or large cash transactions. The Barona Casino has implemented procedures and programs to comply with these regulations.

DISCONTINUED OPERATIONS

     As part of our strategic focus we discontinued our Internet gaming consulting business and are in the process of liquidating our wholly owned subsidiary, WMH. From March 1998 through March 2000 WMH provided consulting services related to Internet casinos, including marketing and promoting of Internet casinos through technical and distribution services, web-site development, Internet advertising and conventional advertising. WMH's portfolio of clients has included the following international Internet casinos: Casino Australia, the Kenny Rogers Casino, The Good Luck Club and Las Vegas At Home Casino. WMH did not operate any of the casinos and none of the casinos accepted wagers from the United States and its territories.

EMPLOYEES

     As of June 30, 2000, we had 67 full-time employees and 3 part-time employees, none of whom are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     VCAT's executive offices are located at 16868 Via Del Campo Court, Suite 200, San Diego, California 92127, and consist of approximately 20,000 square feet under a lease that will expire in October 2002. We lease approximately 1,000 square feet of office space in Santa Monica, California. That lease expires in March 2002. We also sublease approximately 4,232 square feet of office space in Los Angeles, California, 1,200 square feet in Orange County, California and approximately 9,800 square feet in West Los Angeles, which we are currently in the process of subleasing. We believe that the current facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes that we will be able to secure additional space at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 30, 2000 at a special meeting of shareholders of the Company, the Board submitted and the shareholders approved an amendment to the Company's 1995 Stock Option Plan as follows: to (i) increase the number of shares of the Company's Common Stock available for issuance thereunder by 3,000,000; (ii) increase the maximum number of option which may be granted under the Option Plan to any individual during any three consecutive fiscal years to 1,500,000; and
(iii) provide for automatic adjustment in the option price and in the number or kind of shares of Common Stock.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company, par value $.001 per share (the "Common Stock"), trades on the Nasdaq National Market under the symbol VCAT. The table below reflects the high and low closing prices of the Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                         HIGH         LOW
                                                         -----       -----
Fiscal Year 2000
First Quarter...........................................$ 3.38       $2.31
Second Quarter..........................................  5.00        2.50
Third Quarter........................................... 18.13        5.38
Fourth Quarter..........................................  8.00        3.44

Fiscal Year 1999
First Quarter........................................... $7.50       $2.30
Second Quarter..........................................  6.00        2.69
Third Quarter...........................................  5.00        1.69
Fourth Quarter..........................................  3.31        2.25

HOLDERS

     The number of shareholders of record as of September 15, 2000 was 3,135.

DIVIDEND POLICY

     To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future. We are not currently restricted from paying cash dividends. We presently plan to reinvest earnings in order to finance the expansion and development of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     VCAT provides professional services to support and facilitate our clients' businesses. We act as our clients' ally in organizing, developing and growing their businesses at a faster rate. We offer comprehensive gaming and hospitality consulting services, web development services, public and governmental relations, Internet marketing, strategic planning, technology solutions, and professional and technical expertise. We have offices in San Diego, Orange County, Santa Monica and Los Angeles.

     Previously, we operated in four business segments: (a) Indian Gaming Consulting; (b) Web-site Development Services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. During the year, in connection with our overall plan to leverage our service capabilities and expand our client base, VCAT changed the way it manages its business and consolidated its operations and organization into service groups that were combined into one business segment. All services have been consolidated into the client services business segment, and are reported under "Client Services". Additionally, during the third quarter of fiscal 2000 we decided to discontinue our Internet Gaming Consulting Business and liquidate our wholly owned subsidiary WMH. The operations of that business are reported as "Discontinued Operations".

     Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, the performance of our investment securities, general economic conditions and other factors. In addition, revenues from our largest client, the Barona Tribe, may constitute a significant portion of our total revenues in any particular quarter, and the revenues we earn from the Barona Tribe may fluctuate significantly from quarter to quarter.

CLIENT SERVICES

     We provide to clients, in a wide array of industries, various consulting and professional services, including gaming and hospitality consulting services, web development services, public and governmental relations, Internet marketing, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have in the past, and in the future may, from time to time, make investments or take all or a portion of our fees in securities of our clients. However, we do not expect this to be a significant part of our strategy going forward. We continually review our services to provide the greatest value to our clients to help them achieve success.

     We have provided many of these services to the Barona Tribe since 1991. We currently provide consulting services to the Barona Tribe in connection with the Barona Tribe's operation of the Barona Casino and development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. Our services are provided under the terms of the Consulting Agreement which expires in March 2004. The consulting fees paid to us are based upon a net profit formula that includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, our consulting revenue may not correspondingly increase because expenses at the Barona Casino also may increase.

     From February 1992 through March 1996, we provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, all of the approximately $13,000,000 to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, were contributed by us. Due in part to our investment in the Barona Casino, the value of the Barona Casino has increased, which is expected to enhance the fees that we may earn over the life of our relationship with the Barona Tribe. We treat these investments as intangible assets, which are recorded as "deferred contract costs" and are being amortized over the remaining life of the Consulting Agreement. However, if the recoverability of these assets is determined not to be probable, VCAT will expense the unamortized portion.

     By 1996, the Barona Casino became financially self-sufficient and our relationship with the Barona Tribe evolved from manager of the Barona Casino to consultant to the Barona Tribe, which is managing the Barona Casino. Since our transition from manager to consultant, there have been only two categories of investments by us in the Barona Casino. The first category relates to commitments made to the Barona Tribe, while we were acting as manager, pursuant to a management agreement, of approximately $550,000. The second category relates to a NIGC settlement with VCAT and the Barona Tribe. Commencing in November 1996, we agreed to contribute $2,000,000 to construct a new road and entrance to the Barona Casino. As of August 31, 2000, we have paid $1,600,000 of the $2,000,000 commitment.

     At this time, we have no plans to contribute funds other than those committed to the Barona Casino or the Barona Tribe. However, we will continue to assist the Barona Casino, from time to time, in obtaining third party outside financing. See the discussion below under the caption "Liquidity and Capital Resources" relating to our advance of funds to the Barona Casino in connection with the current expansion project.

     In September 1999 the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe. These compacts permit Federally recognized Indian tribes to engage in broader forms of Class III gaming, including slot machines and electronic video games, house-banked card games, percentage games and any games the California Constitution authorizes the California lottery to offer. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. We believe the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

     In August 1998, we acquired Cyberworks, a web-site development and Internet marketing company, to expand our Internet services. The operations of Cyberworks have been consolidated into VCAT, and the Cyberworks name has been discontinued as part of our strategic plan. VCAT sold the Cyberworks Internet domain names to Pacific Century CyberWorks Limited in August 2000 for $1,000,000 and agreed to cease using the name. VCAT's web solutions division offers full service web-site development, strategic consulting for interactive and online business development, Internet marketing and custom Internet applications.

     In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provide our spectrum of services to public and private companies. In connection with this expansion, we acquired the assets of Typhoon, an investor relations and business consulting firm.

     In January 2000, as part of our diversification strategy, we acquired all of the outstanding shares of capital stock of webinc, a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc have been consolidated into VCAT.

     In March 2000, we acquired CTI, a full-service technology management firm. The operations of CTI have been consolidated into VCAT, as part of its strategic plan. VCAT's technology solutions services include business application development, network management, web-development and hosting, and hardware sales and service.

     We have made, and will continue to make, significant investments in personnel and resources to allow Client Services to grow and to better position us to leverage our financial resources and expertise. We plan to grow our services business internally and possibly through acquisitions. Additionally, we may continue to build our portfolio of clients, which would involve acquiring additional ownership positions in exchange for both cash and services, to the extent management deems appropriate to carry out VCAT's strategic plans. We are continually evaluating and negotiating potential acquisitions and investments, none of which may come to fruition or may not be material to our business as a whole. There can be no assurance as to the completion or success of any acquisition or investment.

VEGAS AT HOME

In July 1999, as an adjunct to our Internet Gaming Consulting business, we launched the "Vegas At Home" portal web-site to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We are in the process of seeking a partner for an updated Vegas At Home portal site and have shut down the existing site.

DAYPLAN.COM

     In July 2000, we acquired DayPlan, a software company offering a complete web-based scheduling platform. DayPlan contains features, such as a group calendar function, which allows users to coordinate activities with an affinity group or organization by allowing multiple users to post to the same calendar. This group calendar can be made available only to a specific affinity group, or can be made public to reach the entire web audience. We intend to offer DayPlan as a service to our clients and to build the user base. We also are exploring enhancements and features for broader application, which may include a strategic partner to develop or market DayPlan.

DISCONTINUED OPERATIONS

     In March 1998, we established WMH to leverage our gaming business expertise.

WMH offered marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, our Board of Directors adopted a plan to discontinue the Internet Gaming Consulting business and we are in the process of liquidating WMH. Internet Gaming Consulting has not produced a material portion of our revenues and was not profitable. We believe the resources committed to such business will be more effectively used in our other businesses.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED WITH THE FISCAL YEAR ENDED JUNE 30,
1999.

REVENUE. Consolidated revenues for fiscal 2000 from continuing operations increased slightly to $14,843,000 from $14,772,000 for fiscal 1999.

     Revenues for services provided to the Barona Tribe in fiscal 2000 decreased 20% to $10,512,000 from $13,145,000. The decrease is a result of significantly higher human resources, marketing and operational expenses at the Barona Casino, primarily due to the ongoing expansion project, which was partially offset by increased revenues at the Barona Casino. Approximately 71% of the revenues earned during fiscal 2000 are attributable to fees earned under the consulting agreement with Barona Tribe, compared to 89% in fiscal 1999. Revenues for services provided to clients other than the Barona Tribe in fiscal 2000 increased 166% to $4,331,000 from $1,627,000 earned during fiscal 1999. The increase was primarily due to: (a) twelve months of fees earned from web-site development during fiscal 2000, as opposed to approximately ten months of fees of Cyberworks following its acquisition in fiscal 1999; (b) approximately three months of fees earned during fiscal 2000 from CTI, since its acquisition during fiscal 2000; (c) an increase in the scope of services offered, primarily resulting from the acquisition during fiscal 2000 of the assets of Typhoon; and
(d) an increase in services performed to additional and existing clients, some of which were performed at higher rates.

COST OF REVENUES. Cost of revenues for continuing operations increased 26% to $5,178,000 for fiscal 2000, from $4,117,000 during fiscal 1999. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting primarily from an increase in the average number of employees of the Company and increased payroll costs for existing employees; (b) client relation expenses, which included a contribution for the design and construction of a Native American museum on the Barona Reservation; (c) expenses incurred in connection with the development, operation and marketing of the "Vegas At Home" portal site; and (d) consulting fees to outside consultants incurred in connection with our performance of services to the Barona Tribe. These increases were partially offset by a significant decrease in political contributions made during fiscal 2000 compared to fiscal 1999.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 37% to $7,570,000 for fiscal 2000 from $5,523,000 for fiscal 1999. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from the increase in the average number of employees and increased payroll costs for existing employees;
(b) consulting fees and professional services incurred in connection with general corporate activities; (c) legal services incurred by the Company; (d) bad debt allowances established for loans and accounts receivable; and (e) expenses incurred in connection with shareholder communications and investor relations. These increases were partially offset by decreases in general accounting services by outside accountants incurred by the Company.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 106% to $2,090,000 for fiscal 2000 from $1,016,000 for fiscal 1999 as a result of: (a) an increase in stock based compensation related to options granted to consultants and advisory panel members, continued vesting of options for a former officer and director of the company who is now a consultant, and for discounted options granted to four employees in connection with their employment; and (b) an increase in the amortization of goodwill and other intangible assets in connection with the acquisition of Cyberworks, CTI and the assets of Typhoon.

OTHER INCOME AND EXPENSE. For fiscal 2000, interest income was $473,000 compared to $597,000 for fiscal 1999. This decrease was due to lower balances in our investments and cash equivalents during the year.

     Interest expense increased to $866,000 for fiscal 2000 from $708,000 for fiscal 1999 primarily as a result of an increase in notes payable to two shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of the Company's common stock. In fiscal 2000, $3,069,000 of corporate indebtedness was exchanged for equity prior to its maturity. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of warrants issued in connection with the debt conversion.

     During fiscal 2000 we recorded a $120,000 loss on impairment of assets, to reduce the carrying value of our investment in KINeSYS Pharmaceutical, based on their inability to pay their cash obligations and the extended period of time in which they have not traded on a public exchange.

INCOME TAX BENEFIT / PROVISION. For fiscal 2000, we recorded an income tax provision for continuing operations of $99,000, a change of $1,935,000 from the $2,034,000 income tax provision recorded for fiscal 1999. The effective tax rate for fiscal 2000 dropped to (19%) from 51% in fiscal 1999, primarily due to the loss during fiscal 2000, compared to income during the comparable period in fiscal 1999. Our effective tax rate may continue to vary significantly from period to period based on our profitability and the deductibility of certain costs and expenses.

DISCONTINUED OPERATIONS.

     Operating results of the Internet Gaming Consulting segment through June 30, 2000, have been included in net results from discontinued operations for the periods reported.

     During fiscal 2000, the Internet Gaming Consulting business realized revenues of $315,000, and a loss, net of tax benefit, of $94,000, compared to revenues of $429,000 and a loss, net of tax benefit, of $1,179,000, for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity at June 30, 2000 consisted of unrestricted cash and cash equivalents of $4,767,000. We believe that this will be sufficient to meet our operating and capital requirements for the foreseeable future.

     During fiscal 2000, our cash position decreased by $4,519,000 to $4,767,000 from the June 30, 1999 balance of $9,286,000. This decrease was a result of cash flows used in operating activities of $5,700,000 and cash flows used in investing activities of approximately $2,399,000 partially offset by cash flows provided by financing activities of $3,580,000 during the period.

     Cash flows used in operating activities include: (a) a net loss of $1,029,000; (b) $6,495,000 in advances to the Barona Casino for the Barona Casino expansion project; (c) estimated income tax payments made during the year of approximately $1,030,000; (d) $463,000 in securities and convertible notes received for services in lieu of cash; and (e) increases in accounts receivable of $427,000.

     Cash flows provided by operating activities include: (a) depreciation on property and equipment and amortization of intangible assets and goodwill of $1,586,000; (b) the amortization of stock based compensation costs of $888,000;
(c) establishment of bad debt reserves of approximately $270,000 for customer receivables and third-party loans; (d) loss on conversion of debt of $324,000;
(e) a loss on impairment of investments of $120,000; and (f) a write-off of other assets of $80,000.

     Cash flows used in investing activities include: (a) purchases of $1,386,000 in available-for-sale securities; (b) cash payments made in connection with the acquisitions of CTI and webinc and the assets of Typhoon of $441,000; (c) net investments in fixed assets of $375,000; and (d) the purchase of $350,000 in convertible promissory notes. Cash flows provided by investing activities include: (a) the redemption of $100,000 in principal amount of bonds and (b) payments on notes receivable of approximately $54,000.

     Cash flows used in financing activities include a $400,000 payment on long-term debt related to the NIGC settlement discussed above. Cash flows provided by financing activities include $3,979,000 in proceeds from the exercise of stock options.

     With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino will share in funding the expansion costs incurred prior to obtaining all outside financing. We expect to advance approximately $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino of which $9,685,000 was advanced as of June 30, 2000. These advances are accounted for as a receivable from the Barona Casino to VCAT. In January 2000, the Barona Tribe obtained approximately $19 million in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development (discussed below). In May 2000, the Barona Tribe obtained approximately $30 million in outside financing from Sodak Gaming, Inc. for gaming machines, systems, furniture and technologies. Payment of the receivable is expected to occur when the Barona Tribe obtains remaining financing of approximately $175 million, which is expected to be in the fourth quarter of calendar 2000, unless we are in a cash position that would allow the Barona Casino to retain the advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains all outside financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

     In January 2000, the Barona Tribe completed a placement of tax-exempt limited general obligation bonds in the principal amount of $18,890,000 (the "Tax-Exempt Bond Financing"). The principal use of the bond proceeds is to build a public golf course and related facilities. This project is a part of the $225 million Barona Casino expansion project. In connection with the Tax-Exempt Bond Financing, we entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the Barona Consulting Agreement shall be paid to us so long as we have received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or we shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

     In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to VCAT and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004 VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe we may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the June 30, 2000 balance in advances of future consulting fees of $379,000 is due primarily to timing differences between consulting revenues earned and recognized and the actual payments to VCAT.

     In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

     The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

     In April 2000, VCAT and the two note holders announced an agreement that $3,069,000 of current and future corporate indebtedness will be exchanged for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of our restricted stock and warrants to acquire an additional 144,775 shares of our common stock at $5.894 per share will be issued to retire the debt. Of the approximately $3,069,000 being retired, $590,000 represents principal that was classified as current portion of long-term debt and $2,000,000 represents principal that was classified as long-term debt. The remaining amount of $480,000 represents accrued interest on the debt being retired of $361,000 and interest of $119,000 that would have accrued on the remaining portion of long-term debt held from the date of conversion through September 2000. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

     Our remaining long-term debt related to this stock repurchase was $8,910,000 as of June 30, 2000. In addition, if all contingent obligations are met, a maximum of $4,856,000 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Our management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt.

     Restricted cash and other investments of $1,655,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; and (b) funds in the amount of $1,518,000 which have been pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, we provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). Pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. We pledged a certificate of deposit for $1,518,000 as collateral for such loans. If the Klamath Tribes are unable to pay its obligations, we may lose all or a portion of its certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes are in the process of refinancing the loans, which we expect, if completed, to release our certificate of deposit.

     VCAT has invested in the securities of several companies and may continue to invest in the securities of other companies, in connection with our strategy. The aggregate amount invested will depend on our available cash and our ability to identify potential investment candidates. As of June 30, 2000, we have acquired approximately $1,386,000 in securities from other companies in exchange for cash.

YEAR 2000 READINESS DISCLOSURE

     As of February 2000, we had completed all year 2000 readiness work. Our most significant customer, the Barona Casino has not experienced any major incidents related to Year 2000 issues. However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. We will continue to monitor all systems for Year 2000 related concerns. As of June 30, 2000, total costs relating to our compliance efforts, based upon our management's best estimates, were 55 man-hours of the Company's personnel and $3,400. Costs for Year 2000 compliance will continue to be expensed as incurred and are not expected to have a material impact on the our consolidated results of operations

     The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding our (a) operations; (b) services, products and technologies sold to third parties; and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act.

o  DEPENDENCY ON REVENUES FROM THE BARONA CASINO

     We derive the majority of our revenue from services provided to the Barona Tribe. For the fiscal year ended June 30, 2000 revenues from services to the Barona Tribe declined as a percentage of sales. While we are continuing to take steps to diversify our business activities and resulting revenues, including our current plan to acquire and provide services for additional businesses, those activities are not yet producing revenues as significant as those being earned from the Barona Tribe. Accordingly, any material reduction in fees payable to us by the Barona Tribe could have a material adverse affect on our business and financial condition. In connection with the Barona Casino's $225 million expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses. As a result, the consulting revenues paid to us during the expansion project may decrease.

o  THE BARONA CONSULTING AGREEMENT

     Appropriate regulatory authorities have not yet approved the Barona Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on our business and financial condition.

o  LIMITED RECOURSE AGAINST TRIBES AND TRIBAL ASSETS

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

     As of June 30, 2000 we had advanced $9,685,000 to the Barona Casino in connection with the ongoing expansion project. We have committed to advance up to $10 million to the Barona Casino, if needed, until all outside financing is obtained. These advances are scheduled to be repaid when the $225 million financing is completed. In addition, as noted above, the consulting fees earned by VCAT are now subject to a Subordination Agreement relating to the Tax-Exempt Bond Financing. We also have $1,914,000 in the form of cash pledged as a guarantee for and bonds issued by the Klamath Tribes. We have agreed to hold the bonds for a period of five years. If default occurs, it would have a material adverse effect on our business and financial condition.

o  VOLATILITY OF AVAILABLE-FOR-SALE SECURITIES

     The Company's assets are, and will be, partially comprised of securities of other publicly and non-publicly traded companies, and include positions in equity securities that have experienced significant volatility in their stock prices. It is possible that the number of, and our investment in, these assets will increase in the future. The market price and valuations of the securities that we hold in other companies may fluctuate due to reported results of those companies, market conditions and other conditions over which we have no control. We do not currently attempt to reduce or eliminate our market exposure on these securities. An adverse change in the price of securities we hold would result in a material decrease in the fair value of our available-for-sale securities, which could have a material adverse impact on our business and financial condition.

o  SOME OF OUR SERVICE ACTIVITIES HAVE A LIMITED OPERATING HISTORY

     Certain of our services for emerging businesses have been offered for less than a year. Because of our short operating history in these activities, we are unable to provide you with significant data upon which you can evaluate our prospects. We cannot be certain that our expanded business strategy or the business strategies of our clients will be successful. Because we provide services to and have interests in early stage companies and emerging businesses and have only recently expanded our business strategy, we are exposed to not only the business risks of our clients but also to the risks of our own business activities.

o  RISKS OF BEING DEEMED AN INVESTMENT COMPANY

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

     Specifically, if we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the 1940 Act, including:

     o limitations on our ability to borrow;
     o limitations on our capital structure;
     o restrictions on acquisitions of interests in portfolio and/or affiliated companies;
     o prohibitions on transactions with affiliates;
     o restrictions on specific investments; and
     o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

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

o  VOLATILITY OF OUR STOCK PRICE

     The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, performance of our public clients in which we own equity securities, quarterly variations in our operating results, announcements of new services or business activities by us or our competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market trading price.

o  INFLATION

     To date, inflation has not had a material impact on our financial condition or our results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Certified Public Accountants ....................................  29
Financial Statements:
  Consolidated Balance Sheet -- June 30, 2000 .........................................  30
  Consolidated Statements of Operations and Comprehensive Income --
     Years Ended June 30, 2000 and 1999 ...............................................  31
  Consolidated Statement of Shareholders' Equity -- Years Ended June 30, 2000 and 1999.  32
  Consolidated Statements of Cash Flows -- Years Ended June 30, 2000 and 1999 .........  33
  Notes to Consolidated Financial Statements ..........................................  35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Venture Catalyst Incorporated
San Diego, California

      We have audited the accompanying consolidated balance sheet of Venture Catalyst Incorporated as of June 30, 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venture Catalyst Incorporated as of June 30, 2000, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ GRANT THORNTON LLP

Irvine, California
August 25, 2000

                          VENTURE CATALYST INCORPORATED

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................   $ 4,766,743
  Due from Barona Casino - expansion project .............     9,685,296
  Accounts receivable, net ...............................       753,012
  Prepaid expenses and other current assets ..............       504,712
                                                             -----------
          Total current assets ...........................    15,709,763
NONCURRENT ASSETS:
  Restricted cash and other investments ..................     1,655,460
  Property, plant and equipment, net .....................     1,092,669
  Deferred contract costs, net ...........................     2,514,403
  Available-for-sale securities, net .....................     3,176,189
  Goodwill and other intangibles, net ....................     5,279,401
  Non-current receivables (net of allowance of $208,613)..       167,983
  Convertible notes, net .................................       590,842
  Held-to-maturity investments ...........................       395,812
  Deferred tax asset .....................................       947,558
  Deposits and other assets ..............................       322,890
                                                             -----------
          Total noncurrent assets ........................    16,143,207
                                                             -----------
          Total assets ...................................   $31,852,970
                                                             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advances of future consulting fees - Barona Casino .....   $ 2,879,271
  Accounts payable and accrued expenses ..................     1,165,007
  Current portion of long-term debt ......................       977,150
  Deferred revenues ......................................       301,708
  Deferred tax liability .................................       221,084
                                                             -----------
          Total current liabilities ......................     5,544,220
LONG-TERM DEBT, less current portion .....................     8,333,333
                                                             -----------
          Total liabilities ..............................    13,877,553
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized and 7,247,490 shares outstanding ...........         7,248
  Additional paid in capital .............................    13,387,560
  Accumulated unrealized holding losses, net of deferred
   taxes .................................................      (191,383)
  Deferred compensation ..................................    (1,674,387)
  Retained earnings ......................................     6,446,379
                                                             -----------
          Total shareholders' equity .....................    17,975,417
                                                             -----------
          Total liabilities and shareholders' equity .....   $31,852,970
                                                             ============


         The accompanying notes are an integral part of this statement.

                          VENTURE CATALYST INCORPORATED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              YEARS ENDED JUNE 30,

                                                                         2000              1999
                                                                     ------------      ------------
REVENUES:
  Client services ..............................................     $ 14,843,245      $ 14,771,536

OPERATING EXPENSES:
  Cost of revenues .............................................        5,178,461         4,116,505
  General and administrative expenses ..........................        7,570,295         5,522,980
  Amortization of intangible assets and stock based
   compensation ................................................        2,089,913         1,015,929
                                                                     ------------      ------------
  Operating expenses ...........................................       14,838,669        10,655,414
                                                                     ------------      ------------
  Operating income .............................................            4,576         4,116,122

OTHER INCOME (EXPENSE):
  Interest income ..............................................          472,757           596,594
  Interest expense .............................................         (866,334)         (708,333)
  Loss on impairment/disposal of assets ........................         (123,216)               --
                                                                     ------------      ------------
  Other income (expense) .......................................         (516,793)         (111,739)
                                                                     ------------      ------------
(Loss) income before income taxes ..............................         (512,217)        4,004,383
Income tax provision ...........................................           99,000         2,033,999
                                                                     ------------      ------------
(Loss) income from continuing operations .......................         (611,217)        1,970,384
Discontinued operations, net of taxes ($63,000 benefit and
 1,248,000 benefit, respectively) ..............................          (94,051)       (1,178,692)
                                                                     ------------      ------------
(Loss) income before extraordinary item ........................         (705,268)          791,691
Extraordinary item, debt extinguishment ........................         (324,021)               --
                                                                     ------------      ------------
NET (LOSS) INCOME ..............................................     $ (1,029,289)     $    791,691
                                                                     ============      ============
OTHER COMPREHENSIVE (LOSS), NET OF TAX:
   Unrealized loss on securities ...............................         (191,383)               --
                                                                     ------------      ------------
COMPREHENSIVE (LOSS) INCOME ....................................     $ (1,220,672)     $    791,691
                                                                     ============      ============
Basic earnings per share:
   (Loss) income from continuing operations ....................     $       (.11)     $        .43
   Loss on discontinued operations, net of taxes ...............     $       (.02)     $       (.26)
                                                                     ------------      ------------
   (Loss) income before extraordinary item .....................     $       (.13)     $         17
   Extraordinary loss, net of tax ..............................     $       (.06)     $         --
   Net (loss) income per share-basic ...........................     $       (.19)     $        .17
                                                                     ------------      ------------
Diluted earnings per share:
   (Loss) income from continuing operations ....................     $       (.11)     $        .40
   Loss on discontinued operations, net of tax .................     $       (.02)     $       (.24)
                                                                     ------------      ------------
   (Loss) income before extraordinary item .....................     $       (.13)     $        .16
   Extraordinary loss, net of tax ..............................     $       (.06)     $         --
                                                                     ------------      ------------
   Net (loss) income per share - diluted .......................     $       (.19)     $        .16
                                                                     ============      ============
Weighted average common shares outstanding:
   Basic .......................................................        5,435,157         4,605,734
                                                                     ============      ============
   Diluted .....................................................        5,435,157         4,977,338
                                                                     ============      ============


         The accompanying notes are an integral part of this statement.

                          VENTURE CATALYST INCORPORATED

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                            COMMON STOCK         ADDITIONAL                                               TOTAL
                                      -----------------------     PAID IN     UNREALIZED     DEFERRED      RETAINED   SHAREHOLDERS'
                                        SHARES       AMOUNT       CAPITAL       LOSSES     COMPENSATION    EARNINGS       EQUITY
                                      -----------  -----------  -----------   ----------   ------------   ----------  -------------
Balance at June 30, 1998 ...........  3,924,186    $     3,924   $       --  $       --     $   (90,000)  $6,683,977   $ 6,597,901
  Issuance of new shares ...........    750,000            750    3,044,250          --              --           --     3,045,000
  Exercise of stock options ........     79,600             80      246,458          --              --           --       246,538
  Granting of non-employee stock
    options ........................         --             --        7,100          --          90,000           --        97,100
  Additional consideration for 1996
    stock Redemption ...............         --             --   (2,000,000)         --              --           --    (2,000,000)
  Net income .......................                                                                         791,691       791,691
                                     ----------   ------------  -----------   ---------     -----------   ----------   -----------
Balance at June 30, 1999 ...........  4,753,786          4,754    1,297,808          --              --    7,475,668     8,778,230
  Issuance of shares for
    acquisition ....................    687,818            689    4,075,492          --              --           --     4,076,181
  Exercise of stock options ........  1,226,781          1,226    3,978,310          --              --           --     3,979,536
  Granting of non-employee stock
    options ........................         --             --    2,643,243          --      (1,674,387)          --       968,856
  Unrealized loss on securities,
    net of taxes of $143,203 .......         --             --           --    (191,383)             --           --
                                                                                                                          (191,383)
  Conversion of debt to equity .....    579,105            579    3,392,707          --              --           --     3,393,286
  Additional consideration for 1996
    stock Redemption ...............         --             --   (2,000,000)         --              --           --    (2,000,000)
  Net (loss) .......................                                                                      (1,029,289)   (1,029,289)
                                     ----------    -----------  -----------   ----------    -----------   ----------   -----------
Balance at June 30, 2000 ........... $7,247,490    $     7,248  $13,387,560   $(191,383)    $(1,674,387)  $6,446,379   $17,975,417
                                     ==========    ===========  ===========   =========     ===========   ==========   ===========


         The accompanying notes are an integral part of this statement.

                          VENTURE CATALYST INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                                 2000             1999
                                                                              -----------      -----------
Increase (decrease) in cash:
Net cash (used in) operating activities:
  Net (loss) income .....................................................     $(1,029,289)     $   791,691
  Adjustments to reconcile net (loss) income to net cash
    (used in)  operating activities:
  Depreciation and amortization .........................................       1,585,989        1,336,010
  Provision for bad debts ...............................................         270,357          174,805
  Write-off of asset classified as other asset ..........................          80,000               --
  Loss on conversion of debt ............................................         324,021               --
  Loss on disposal of asset .............................................           2,994               --
  Deferred taxes ........................................................        (331,682)         (43,088)
  Amortization of stock based compensation ..............................         888,337           97,100
  Due from Barona Casino - expansion project ............................      (6,495,150)      (3,190,146)
  Loss on impairment of investment ......................................         120,000               --
  Equity and convertible notes received for services ....................        (463,435)              --
  Changes in assets and liabilities:
  Accounts receivable ...................................................        (426,858)        (162,894)
  Prepaid expenses and other current assets .............................        (257,562)          23,928
  Deposits and other assets .............................................          17,681          (27,093)
  Accounts payable and accrued expenses .................................         (51,258)         125,465
  Deferred revenues .....................................................         176,636          100,784
  Income taxes payable ..................................................        (386,745)         158,401
  Advances of future consulting fees ....................................         275,814            6,527
                                                                              -----------      -----------
     Net cash (used in) operating activities ............................      (5,700,150)        (608,508)
                                                                              -----------      -----------
Cash flows (used in) provided by investing activities:
  Cash paid for acquisitions ............................................        (341,005)        (742,530)
  Purchase of other intangible assets ...................................        (100,000)              --
  (Purchase)/maturity of short-term investments and convertible notes ...        (350,000)       1,876,667
  Purchase of available-for-sale securities .............................       1,386,000)              --
  Payment on restricted investment ......................................         100,000               --
  Purchase of furniture and equipment ...................................        (375,380)        (280,362)
  Payments of  loans ....................................................          53,814          138,622
  Issuance of loans .....................................................              --         (150,000)
                                                                              -----------      -----------
     Net cash  (used in) provided by investing activities ...............      (2,398,571)         842,396
                                                                              -----------      -----------
Cash flows provided by (used in) financing activities:
  Payment of notes payable ..............................................        (400,000)        (400,000)
  Proceeds from exercise of stock options ...............................       3,979,536          246,538
                                                                              -----------      -----------
     Net cash provided by (used in) financing activities ................       3,579,536         (153,462)
                                                                              -----------      -----------
     Net increase (decrease) in cash ....................................      (4,519,185)          80,426
Cash at beginning of period .............................................       9,285,928        9,205,502
                                                                              -----------      -----------
Cash at end of period ...................................................     $ 4,766,743      $ 9,285,928
                                                                              ===========      ===========
Supplemental disclosures of cash flow information:
  Interest expense paid .................................................     $ 1,164,677      $   532,655
                                                                              ===========      ===========
  Income taxes paid .....................................................     $ 1,030,000      $ 1,138,000
                                                                              ===========      ===========
Supplemental disclosure of non-cash investing and financing activities:

                                                                                 2000             1999
                                                                              -----------      -----------
  Redemption of common stock by issuance of notes payable ...............     $ 2,000,000      $ 2,000,000
                                                                              -----------      -----------
  Unrealized holding loss on available for sale securities, less deferred
     taxes of $143,203 ..................................................     $   191,383      $        --
                                                                              -----------      -----------
  Conversion of note payable to equity ..................................     $ 3,393,286      $        --
                                                                              -----------      -----------
  Acquisition:
      Fair value of tangible assets acquired ............................     $   204,435      $        --
      Goodwill ..........................................................       2,309,096               --
      Liabilities assumed ...............................................        (136,448)              --
      Stock issued (237,358 shares) .....................................      (2,036,078)              --
                                                                              -----------      -----------
      Cash paid .........................................................     $   341,005      $        --
                                                                              ===========      ===========


         The accompanying notes are an integral part of this statement.

                          VENTURE CATALYST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 1 -- THE COMPANY

      Venture Catalyst Incorporated ("VCAT") provides professional services to support and facilitate our clients' businesses. VCAT acts as a client's ally in organizing, developing and growing businesses at a faster rate. VCAT offers a comprehensive gaming and hospitality consulting services, web solutions services, public and governmental relations, Internet marketing, strategic planning, technology solutions , and professional and technical expertise. VCAT has offices in San Diego, Orange County and Santa Monica.

NOTE 2 -- DISCONTINUED OPERATIONS

      In March 1998, VCAT established a wholly-owned subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, the Board of Directors of VCAT adopted a plan to discontinue the Internet Gaming Consulting business, and is in the process of terminating all contracts related to that business and liquidating WMH. Operations ceased as of March 31, 2000. There will be no additional material gains or losses related to the disposal of the business, as all remaining assets are cash and receivables, which are carried at their net realizable value.

      During fiscal 2000, the Internet Gaming Consulting business realized net revenues of $315,000, and losses, net of taxes, of $94,000. During fiscal 1999 the Internet Gaming Consulting business realized net revenues of $429,000 and losses, net of taxes, of $1,179,000.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

      VCAT reports revenues and expenses using the accrual method of accounting.

B. PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of VCAT and its wholly owned subsidiaries, Cyberworks, webinc, CTI and WMH. All material intercompany accounts and transactions have been eliminated.

C. DEFERRED CONTRACT COSTS

      Pursuant to oral agreements with the Barona Tribe, VCAT agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe will not allow its land to be encumbered and has not assumed liability for any of these obligations, VCAT has capitalized those costs incurred as deferred contract costs since (a) VCAT had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (b) VCAT's management believes that these costs are fully recoverable over the life of the Barona Consulting Agreement (hereinafter defined) through receipt of fee income from the Barona Casino. On an ongoing basis, VCAT will review the valuation and recoverability of these unamortized deferred contract costs, and given the nature of the asset, if the recoverability is determined to be not probable, at such time, VCAT will expense the unamortized portion.

      Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Barona Consulting Agreement. Under the terms of the Barona Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. At this time, VCAT has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs.

D. REVENUE RECOGNITION

      Revenue earned from the Barona Tribe is recorded as earned under the terms of the Barona Consulting Agreement. Revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenue generated from time and material contracts is recognized as services are provided. Revenue from hosting, maintenance and monthly retainer agreements is recognized ratably over the terms of the agreements.

      Provisions for project adjustments and losses are recorded in the period such items are identified. Deferred revenue represents amounts billed in advance of services being performed and work performed for projects where collection of fees is deemed highly unlikely.

E. CREDIT CONCENTRATIONS, CASH AND CASH EQUIVALENTS

      For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

      VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date VCAT has not experienced any losses in such accounts. VCAT cash equivalents consist primarily of commercial paper, certificates of deposits, banker's acceptances and U.S. treasury securities with maturities ranging from one month to three months. At June 30, 2000 the amount held in U.S treasury securities was $1,990,000. Interest rates earned during fiscal 2000 on such investments ranged from 3.9% to 6.0%.

F. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are expensed over the lessor of the estimated useful lives of the assets or the lease term. Accelerated methods of depreciation are used for tax purposes.

G. ADVANCES OF FUTURE CONSULTING FEES - BARONA CASINO

      Advances of future consulting fees represent payments made to VCAT in excess of consulting fees earned. These advances are unsecured and non-interest bearing.

H. DEFERRED INCOME TAXES

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

I. EARNINGS PER SHARE

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

                                                                 JUNE 30,
                                                       ---------------------------
                                                           2000            1999
                                                       -----------      ----------
Net (loss) income available to common
  shareholders ...................................     $(1,029,289)     $  791,691
                                                       ===========      ==========
Weighted average shares outstanding
-- Basic .........................................       5,435,157       4,605,734
Effect of stock options ..........................              --         371,604
                                                       -----------      ----------
Weighted average shares outstanding
-- Diluted .......................................       5,435,157       4,977,338
                                                       ===========      ==========
Net (loss) income per common share:
  Basic: .........................................     $      (.19)            .17
                                                       ===========      ==========
  Diluted: .......................................            (.19)            .16
                                                       ===========      ==========


      Options to purchase 8,230,659 shares of our common stock with exercise prices ranging from $1.00 to $ 12.50 per share were outstanding during fiscal 2000. During fiscal 2000 options were not included in the computation of diluted EPS because they were anti-dilutive. The options, which expire on various future dates through June 2010, were still outstanding at June 30, 2000.

J. COMPREHENSIVE INCOME

      During fiscal 2000, VCAT adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. VCAT reported unrealized gains and losses on investments as a component of comprehensive income.

K. ACCOUNTING FOR STOCK OPTIONS

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. VCAT continues to account for stock based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). VCAT has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (see Note 17. Stock Options, herein).

      Deferred compensation appearing in the consolidated financials statements primarily relates to stock options that were granted to non-employees. The amounts were valued using either the Black-Scholes option-pricing model or the fair value of services received and the value is charged to expense over the service period. Additionally, deferred compensation has been recorded for stock options issued to employees at prices below fair market value where such options are not fully vested. The amounts are recorded using their intrinsic value, and the value is charged to expense over the vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

L. USE OF ESTIMATES

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

M. FAIR VALUE OF FINANCIAL INSTRUMENTS

      Management believes that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents and restricted cash and other investments approximate their estimated fair values. Management believes the fair values of notes payable and notes receivable approximate their carrying values based on the current rates for instruments with similar characteristics.

N. ADVERTISING, MARKETING AND PROMOTION COSTS

      Advertising, marketing and promotion costs are expensed as incurred.

O. CERTAIN RECLASSIFICATIONS

      Certain reclassifications of historical financial presentations have been made to conform to the fiscal 2000 financial presentation and did not have a material effect on the information presented.

NOTE 4 -- BARONA CONSULTING AGREEMENT

      VCAT has provided services to the Barona Tribe since 1991. Consulting services are provided in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). During February 1998, Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") extended the term by an additional 60 months. Unless otherwise stated herein, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to herein as the "Barona Consulting Agreement." The Barona Consulting Agreement expires in March 2004.

      In March 1996, the Barona Tribe submitted the Initial Consulting Agreement (a predecessor agreement to the Amended and Restated Consulting Agreement) to the National Indian Gaming Commission (the "NIGC"). In May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required. The NIGC conducted an investigation of the past relationship between the Barona Tribe and VCAT that resulted in a January 1997 settlement agreement.

      In January 1997, VCAT submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, VCAT received a letter from the NIGC declining to conclude the Amended and Restated Consulting Agreement was not a management contract. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the Barona Consulting Agreement. In September 1999, VCAT submitted the Modification to the NIGC. This review is currently pending.

      VCAT believes that the Barona Consulting Agreement is not a management contract, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management contract. The failure of the NIGC to determine that the Barona Consulting Agreement is not a management contract could have a material adverse effect on VCAT's business and financial condition. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and such failure to approve such Agreement may have a material adverse effect on VCAT's business and financial condition.

NOTE 5 -- BUSINESS CONCENTRATION

      A significant portion of the company's revenues are earned from its main client, the Barona Tribe. In fiscal 2000 and 1999 the revenues from the Barona Tribe were $10,512,000, or 71% of the total revenues, and $13,145,000, or 89% of total revenues, respectively.

NOTE 6 -- TRIBAL-STATE COMPACT

      In September 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Indian tribes, including the Barona Tribe (the "Barona Compact"). In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. VCAT believes the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

NOTE 7 -- DUE FROM BARONA CASINO - EXPANSION PROJECT

      The Barona Tribe is in the early development stages of an approximately $225 million expansion project. The Company is assisting the Barona Casino in obtaining outside financing for the project. VCAT plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains all such outside financing. VCAT expects to commit up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino. As of June 30, 2000, VCAT had advanced $9,685,000; these advances are accounted for as a receivable from the Barona Casino. Payment of VCAT's receivable is expected to occur when the Barona Tribe obtains all outside financing totaling $225,000,000 which is expected to be in the fourth quarter of calendar 2000. If the advances are not repaid when the Barona Tribe obtains all outside financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

NOTE 8 -- ACQUISITIONS

      In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks in exchange for 750,000 shares of our common stock and $500,000 in cash, in a transaction valued, exclusive of acquisition costs, at $3,560,000. The acquisition was accounted for as a purchase and the accounts of Cyberworks have been included in the accompanying consolidated financial statements since August 27, 1998. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $3,732,000 and is being amortized on a straight-line basis over 10 years.

      In July 1999, VCAT purchased $100,000 in assets from Typhoon, an investor relations and Internet consulting firm. The excess of the acquisition cost over the fair value of net assets acquired ("other intangible assets") was approximately $77,000 and is being amortized on a straight-line basis over 3 years.

      In January 2000, VCAT acquired all outstanding shares of capital stock of webinc in exchange for 6,884 shares of stock and $20,000 in cash, in a transaction valued, exclusive of acquisition costs, at $74,000. The operations of webinc have been consolidated into VCAT. The acquisition was accounted for as a purchase and the accounts of webinc have been included in the accompanying consolidated financial statements since January 2000. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $127,000 and is being amortized on a straight-line basis over 2 years.

      On March 24, 2000 VCAT acquired all of the outstanding shares of capital stock of CTI, a technology management firm, in exchange for 230,474 shares of common stock and $300,000 in cash, in a transaction valued, exclusive of acquisition costs, at $2,282,000. The acquisition was accounted for as a purchase and the accounts of CTI have been included in the accompanying consolidated financial statements since March 24, 2000. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was approximately $2,182,000 and is being amortized on a straight-line basis over 5 years.

      Goodwill and other intangible assets net of amortization as of June 30, 2000 was $5,279,000 and amortization expense of $531,000 has been recorded for fiscal year 2000. On an annual basis, VCAT reviews the valuation and recoverability of the unamortized goodwill and other intangible assets and expenses any portion of the unamortized amounts determined necessary for fair statement.

NOTE 9 -- HELD-TO-MATURITY INVESTMENTS AND RESTRICTED CASH

      From June 1996 to May 1997, the Company provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, VCAT has a net investment of $396,000 in revenue bonds with a principal face amount of $400,000. The bonds are classified as held-to-maturity investments. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1.5 million were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. The certificate of deposit is classified as restricted cash. If the Klamath Tribes are unable to pay its obligations, VCAT could lose all or a portion of the investment in the revenue bonds VCAT purchased and the certificate of deposit pledged as collateral for bank loans to the Klamath Tribes. The Klamath Tribes have made all required interest payments during fiscal 2000 on the bonds held by VCAT.

      Additionally, VCAT issued an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

NOTE 10 -- AVAILABLE-FOR-SALE SECURITIES

      At June 30, 2000, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, VCAT holds equity securities of companies for which no established trading market existed at June 30, 2000. These securities are stated at cost less any deemed impairment. On an on going basis, VCAT reviews the valuation and recoverability of the investments and expenses any portion of the securities determined necessary for fair statement.

      Available-for-sale securities with quoted market prices on June 30, 2000 consist of investments in:

  - CraftClick.com Inc.
  - clickNsettle.com, Inc.
  - Ultrexx Corporation
  - Predict It Inc.
  - WorldNet Resource Group, Inc.
  - TheBigHub.com, Inc.

Collectively, these securities had a market value of $2,410,000 at June 30, 2000.

      Available-for-sale securities with no established market prices at June 30, 2000 consist of investments in:

  - Senscom, Inc.
  - Idealab
  - Invigo, Inc.
  - companyfinance.com, Inc.
  - Bullet Point News Inc.
  - Watchnet, Inc.
  - eFresh Incorporated
  - Seatadvisor.com, Inc.
  - KINeSYS Pharmaceutical, Inc.

      These investments had a carrying value of $766,000 at June 30, 2000. During fiscal 2000 there was a $120,000 realized loss recorded to reduce the carrying value of our investment in KINeSYS Pharmaceutical based on their inability to pay their cash obligations and the extended period of time in which they have not traded on a public exchange. An unrealized holding loss of $191,000, net of deferred income taxes of $143,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value or carrying value of the available-for-sale securities from dates of acquisition to June 30, 2000.

      Additionally, VCAT holds securities, in the form of options, in the following companies:

  - CraftClick.com Inc.
  - Entertainment Boulevard, Inc.

      These securities were given to us as inducements to enter service agreements. Such securities have no established cost basis on our books and were determined to have minimal value, due to the significant option price premium over market price at the time of grant, and the very limited operating history for these companies. VCAT will continue to monitor the operations of the above companies and the valuation of these securities, and will establish a fair value if deemed appropriate, and recorded unrealized gain.

NOTE 11 -- CONVERTIBLE NOTES RECEIVABLE

      As of June 30, 2000 the Company has a net investment of $591,000 in Watchnet, Inc., Rapidcare.com, Inc, Fastestlink, Inc. and simplegov.com, Inc. in the form of convertible notes. The notes were received for cash investments VCAT made in the companies or as payment for services. The notes are convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes earn interest at a rate of 8%, and have maturity dates ranging from October 2000 to March 2002. Each of the companies are at the early development stage and there can be no assurance that they will be successful in obtaining the financing necessary to be successful or repay the notes. If one or all of the companies cannot obtain the necessary financing to continue to develop their businesses, there could be a material adverse effect on our financial performance, as VCAT will record losses in connection with the impairment of value of these assets.

NOTE 12 -- DEFERRED CONTRACT COSTS

      Deferred contract costs consist of the following at June 30, 2000:

Deferred contract costs under "Barona Consulting
  Agreement per note 4 ..............................................     $ 15,601,411
Less: accumulated amortization ......................................      (13,087,008)
                                                                          ------------
                                                                          $  2,514,403
                                                                          ============

NOTE 13 -- PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at June 30, 2000:

Leasehold improvements ...............     $   594,009
Computer equipment and software ......         783,474
Equipment ............................         318,129
Furniture ............................         187,672
Automotive equipment .................         145,037
Construction-in-process ..............          13,966
                                           -----------
                                             2,042,287
Accumulated Depreciation .............        (949,618)
                                           -----------
                                           $ 1,092,669
                                           ===========

NOTE 14 -- STOCK REPURCHASE/LONG-TERM DEBT

A.  STOCK REPURCHASE OBLIGATION

      In September 1996, VCAT entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if VCAT has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

      The Initial Contingent Obligations are contingent upon the Company's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at June 30, 1997,1998,1999, and 2000, respectively, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact (the "Compact") with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into the Compact, the Company has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to the Company by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and the Company's Articles of Incorporation concerning repurchase transactions.

      In April 2000, VCAT and the two note holders agreed to exchange $3,069,000 of current and future corporate indebtedness for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of our common stock and warrants to acquire an additional 144,775 shares of common stock at $5.894 per share will be issued to retire the debt. Of the approximately $3,069,000 being retired, $590,000 represents principal that was classified as current portion of long-term debt and $2,000,000 represents principal that was classified as long-term debt. The remaining amount of $480,000 represents accrued interest on the debt being retired of $361,000 and interest of $119,000 that would have accrued on the remaining portion of long-term debt held from the date of conversion through September 2000 which has been treated as a pre-paid expense at June 30, 2000. The transaction resulted in an extraordinary non-cash loss of $324,000, net of taxes of $0, or $.06 per share. The loss is primarily attributable to the deemed value of the warrants.

      Our remaining long-term debt related to this stock repurchase was $8,910,000 as of June 30, 2000. In addition, if all contingent obligations are met, a maximum of $4,856,000 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement.

B. NIGC SETTLEMENT OBLIGATION

      In January 1997, VCAT entered into a settlement agreement with the NIGC regarding our relationship with the Barona Tribe (the "January Settlement Agreement"). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and the Company had benefited the Barona Tribe, and that VCAT had not violated any law. VCAT agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, VCAT agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five equal annual installments, commencing in January 1997. VCAT accounted for the $2,000,000 in payments as deferred contract costs, which are being amortized over the remaining term of the Barona Consulting Agreement. The current portion of long-term debt at June 30, 2000, includes $400,000 relating to the January Settlement Agreement.

               Debt payments related to the Stock Repurchase Obligation referenced above in Note 14A and the NIGC Settlement are scheduled as follows:

                                                  YEAR ENDING JUNE 30,
                         ----------------------------------------------------------------
                           2001         2002          2003          2004          2005       THEREAFTER      TOTAL
                         --------    ----------    ----------    ----------    ----------    ----------    ----------
Ungar Note #1........                $  589,516    $  589,516                                              $1,179,033
Ungar Note #2........                   333,333       333,334    $  333,333                                 1,000,000
Ungar Note #3........                                 333,333       333,334       333,333                   1,000,000
Ungar Note #4........                                                             333,333       666,667     1,000,000

Woods Note #1........    $577,150       577,150       577,150                                               1,731,450

Woods Note #2........                   333,333       333,334       333,333                                 1,000,000
Woods Note #3........                                 333,333       333,334       333,333                   1,000,000
Woods Note #4........                                                             333,333       666,667     1,000,000

Barona Tribe.........    $400,000                                                                             400,000
                         --------    ----------    ----------    ----------    ----------    ----------    ----------
    Total............    $977,150    $1,833,332    $2,500,000    $1,333,334    $1,333,332    $1,333,334    $9,310,483
                         ========    ==========    ==========    ==========    ==========    ==========    ==========

NOTE 15 - SEGMENT REPORTING

      In previous years VCAT operated in four reportable segments: (a) Indian Gaming Consulting; (b) Web-site Development Services; (c) Emerging and Internet Business Consulting; and (d) Internet Gaming Consulting. During fiscal 2000, in connection with our overall plan to leverage our service capabilities and expand our client base, VCAT changed the way it managed its business and consolidated the operations and organization into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under "Client Services". In addition, assets are included in "Client Services" and not allocated to specific segments. The operations of VCAT's other businesses, VegasatHome.com and DayPlan.com, are not significant at this time. Accordingly, the Company did not consider segment reporting to be relevant and has discontinued such reporting.

NOTE 16 -- INCOME TAXES

      Deferred taxes are comprised of the following at June 30, 2000:

Deferred compensation related to non-employee stock options ...     $ 483,347
Allowance for doubtful accounts ...............................       191,734
Unrealized loss on available for sale securities ..............       143,203
Capital loss carryforward .....................................        51,408
Charitable contribution carryforward ..........................        40,144
California franchise taxes ....................................        37,722
                                                                    ---------
Gross deferred tax asset ......................................       947,558
                                                                    ---------
Excess of financial statement over tax deferred contract costs       (106,296)

Excess of tax over financial statement fixed
  asset depreciation ........................      (72,749)
Deferred state taxes ........................      (42,039)
                                                 ---------
Gross deferred tax liability ................     (221,084)
                                                 ---------
Deferred tax asset, net .....................    $ 726,474
                                                 =========

           The composition of our income tax provision is as follows:

                                                                     JUNE 30,
                                                           ----------------------------
                                                               2000            1999
                                                           ----------       -----------
Current tax:
  Federal ............................................     $   328,284      $   985,651
  State ..............................................         119,919          304,437
                                                           -----------      -----------
  Current tax ........................................         448,203        1,290,088
Deferred tax:
  Federal ............................................        (302,032)         (29,651)
  State ..............................................        (110,171)         (13,437)
                                                           -----------      -----------
  Deferred tax .......................................        (412,203)         (43,088)
                                                           -----------      -----------
Income tax provision including discontinued
  operations .........................................          36,000        1,247,000
                                                           -----------      -----------
Benefit allocated to discontinued operations .........          63,000          787,000
                                                           -----------      -----------
Income tax provision from continuing operations ......     $    99,000      $ 2,034,000
                                                           ===========      ===========


      A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                          YEAR ENDED
                                           JUNE 30,
                                       ----------------
                                        2000       1999
                                       -----       ----
U.S. Federal statutory rate .....       34.0%      34.0%
Permanent differences ...........      (58.3)%     11.1%
State income taxes ..............        6.0%       6.0%
Other ...........................       (1.0)%      (.3)%
                                       -----       ----
                                       (19.3)%     50.8%
                                       =====       ====

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

A. LEASE OBLIGATIONS

      VCAT has entered into or assumed operating leases for facilities, equipment and automobiles that expire at various dates through fiscal 2007. The minimum future payments due under operating lease contracts at June 30, 2000 for the years ending June 30 are as follows:

2001 .....................     $  667,091
2002 .....................        784,823
2003 .....................        491,245
2004 .....................        295,800
2005 .....................        276,000
Thereafter ...............        552,000
                               ----------
Net minimum lease payments     $3,066,959
                               ==========

      Rental expense for fiscal 2000 and 1999 was $356,000 and $326,000, respectively.

B. CONTINGENT LEASE OBLIGATIONS

      The Company signed lease agreements covering video machines used in the operation of the Barona Casino. Such agreements are cancelable upon 30 days notice.

C. COMPANY LITIGATION

      As of June 30, 2000, the Company was not subject to any material pending legal proceedings or claims.

NOTE 18 -- STOCK OPTIONS

      In 1994, VCAT adopted a Stock Option Plan (the "1994 Plan") under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. In May 1995, new grants under the 1994 Plan were terminated, but outstanding options under the 1994 Plan remain outstanding. Currently, options to purchase 41,756 shares of the Company's common stock are outstanding and exercisable under the 1994 Plan.

      In 1995, VCAT adopted the 1995 Stock Option Plan (the "1995 Plan"), under which options to purchase up to 4,000,000 shares of our common stock could be granted. In December 1997, the number of shares of common stock available for issuance was increased to 6,000,000. In December 1998, the number of shares of common stock available for issuance was increased to 9,000,000. In April 2000, the number of shares of common stock available for issuance was increased to 12,000,000. Options to purchase common stock that terminate without exercise are available for re-issuance. Options may be issued to our employees, consultants and directors either as (a) incentive stock options or (b) non-statutory stock options.

      Stock options are granted by the Compensation Committee of our Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four to five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant.

Incentive stock options may be granted to any officer or key employee who owns more than 10% of our common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant.

      In 1996, VCAT adopted the 1996 Non-employee Directors Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of our common stock may be granted. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant.

      The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the periods indicated:

                                                                    FOR THE YEAR ENDED:
                                                        JUNE 30, 2000                  JUNE 30, 1999
                                                        -------------                  -------------
                                                  OPTIONS       OPTION PRICE        OPTIONS       OPTION PRICE
                                                OUTSTANDING      PER SHARE        OUTSTANDING       PER SHARE
                                                -----------     ------------      -----------     ------------
Outstanding at beginning of year ..........      5,516,140      $1.00-$ 4.13       5,210,240      $1.00-$4.13
  Granted .................................      4,588,500      $2.56-$12.50         739,001      $2.75-$3.50
  Exercised ...............................     (1,226,781)     $2.50-$ 4.13         (79,600)     $2.75-$3.50
  Cancelled ...............................       (647,200)     $2.75-$ 4.13        (353,500)     $2.75-$4.13
                                                ----------                         ----------
Outstanding at end of year ................      8,230,659      $1.00-$12.50       5,516,140      $1.00-$4.13
                                                ----------                         ----------
Options exercisable at year end ...........      3,065,161      $1.00-$12.50       2,743,036      $1.00-$4.13
Weighted avg. fair value of options
  granted .................................                         $5.15                           $2.47

      The following table summarizes information concerning options outstanding at June 30, 2000:

                                      WEIGHTED-
                                       AVERAGE
                                      REMAINING
     RANGE OF         NUMBER         CONTRACTUAL          NUMBER
 EXERCISE PRICES    OUTSTANDING      LIFE (YEARS)      EXERCISABLE
 ---------------    -----------      ------------      -----------
 $1.00 - $ 4.00      5,510,409           7.40           2,706,161
 $4.06 - $ 5.44      1,445,250           9.37             215,250
 $7.50 - $ 8.81        760,000           9.59              68,750
$10.41 - $12.50        515,000           9.68              75,000
                     ---------                          ---------
                     8,230,659                          3,065,161
                     =========                          =========


      VCAT granted options to non-employees to purchase 840,000 and 102,500 shares of our common stock (of which 5,000 have been subsequently canceled) to non-employees during fiscal 2000 and fiscal 1999, respectively. VCAT recognized expense related to these options of $888,000 and $97,000 in fiscal 2000 and 1999, respectively, using the Black-Scholes option-pricing model or the fair value of services. In addition, unamortized deferred compensation of $1,674,000 has been recorded as deferred compensation within the stockholders equity section of the consolidated balance sheet and will be charged to expense over the remaining vesting period of the contracts.

      Additionally, during fiscal 2000 VCAT granted options to four employees with a 15% discount to market price at the time of grant, in connection with terms of their employment agreements. VCAT recognized expense of $211,000 related to these options during the year. Also $295,000 has been recorded as deferred compensation within the stockholders equity section of the consolidated balance sheet and will be charged to expense over the remaining vesting period.

      Employee stock options are accounted for under APB No. 25 and related interpretations. The exercise price of each option equals the market price of the Company's stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                        YEAR ENDED JUNE 30,
                                   -----------------------------
                                      2000              1999
                                   -----------      ------------
Net (loss) income
  As reported ................     $(1,029,289)     $   791,691
  Pro forma ..................     $(5,517,607)     $(1,159,530)
Net (loss) income per share ..
  As reported ................     $     (0.19)     $      0.16
  Pro forma ..................     $     (1.02)     $     (0.23)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2000 and 1999, respectively: dividend yield, 0% for both years; expected volatility of 1.30 and 1.24, respectively; average risk-free interest rates of 6.5% and 4.7%, respectively; and expected lives of approximately 3 and 7 years; respectively.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The pro forma calculations are not indicative of current or future operating results. In addition, the pro forma charges to income are calculated without income tax benefit since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

NOTE 19 -- 401(k) SAVINGS PLAN

      The Company has a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary. VCAT does not currently have a policy to match any employee contributions and, through June 30, 2000, the only costs incurred have been administrative fees.

NOTE 20 -- EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT

      In July 2000, VCAT acquired all of the outstanding shares of capital stock of Dayplan in exchange for 175,000 shares of our common stock, in a transaction valued, exclusive of acquisition costs, at $700,000. Dayplan became a wholly-owned subsidiary of VCAT. The acquisition was accounted for as a purchase and the accounts of Dayplan will be included in VCAT's consolidated financial statements from the date of acquisition. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") will be amortized on a straight-line basis over 3 years.

      In August 2000, VCAT sold the Internet domain names "cyberworks.com" and "cyberworks.net." and related intellectual property, including the name "Cyberworks" for $1 million dollars to Pacific Century CyberWorks Limited. The transaction will be recorded as a gain on the sale of assets on the date of the transaction.

      In September 2000, the Company merged three of it's wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information set forth under the captions "ELECTION OF DIRECTORS," and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement (the "Proxy Statement") for the Annual Meeting of shareholders scheduled to be held in December 2000, is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   2.1      Asset Purchase Agreement dated as of July 16, 1999 by and among the
            Company, Typhoon Capital Consultants, LLC, Sanjay Sabnani and
            Manisha Sabnani, previously filed as Exhibit 2.4 to the Company's
            Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
            1999, dated September 27, 1999 and filed with the Commission on
            September 28, 1999 (File No. 0-11532) (the "Fiscal 1999 Annual
            Report"), Is hereby incorporated herein by reference.
   2.2      Stock Purchase Agreement dated as of January 28, 2000 by and among
            Ken King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and Venture
            Catalyst previously filed as Exhibit 2.1 to the Company's Quarterly
            Report on Form 10QSB for the Quarterly Period Ended March 31, 2000,
            filed with the Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   2.3      Stock Purchase Agreement dated as of January 28, 2000 by and among
            Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc., previously filed as Exhibit 2.2 to the Company's Quarterly Report on
            Form 10QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   2.4      Agreement and Plan of Reorganization among Venture Catalyst
            Incorporated, Venture Acquisition Corporation, CTInteractive, Inc.,
            and Donald Scott Campbell dated as of March 23, 2000, previously filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10QSB
            for the Quarterly Period Ended March 31, 2000, filed with the
            Commission on May 15, 2000 (File No. 0-11532), is hereby
            incorporated herein by reference.
   2.5      Agreement and Plan of Reorganization dated as of June 26, 2000, by and among the Company and Venture-Catalyst.com, Inc., DayPlan.com,
            Inc., Sunvir S. Gujral, Gary U. Scapellati, Ajay Mehra, Michael
            Trujillo and Liveleen K. Gujral.
   3.1      Articles of Amendment of Articles of Incorporation of the Company,
            filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to the Company's Quarterly Report on
            Form 10QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), is
            hereby incorporated herein by reference.
   3.2      Amended and Restated Articles of Incorporation of the Company
            (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), is hereby incorporated herein by reference.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   3.3      Amended and Restated Bylaws of the Company, as amended.
  10.1      Assignment, Assumption and Consent dated September 28, 1999 by and between Typhoon Capital Consultants, LLC., dba:
            Venture-Catalyst.com, Inland Entertainment Corporation and Spieker
            Properties, L.P. relating to the March 22, 1999 Santa Monica,
            California Office Lease, previously filed as Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended September 30, 1999, filed with the Commission on November 15,
            1999 (File No. 0-11532), is hereby incorporated herein by reference.
  10.2      Lease Agreement dated March 22, 1999, by and between Typhoon Capital
            Consultants, LLC, dba: Venture-Catalyst.com, and Spieker Properties,
            L.P., previously filed as Exhibit 10.3 to the Company's Quarterly
            Report on Form 10-QSB for the Quarterly Period Ended September 30,
            1999, filed with the Commission on November 15, 1999 (File No.
            0-11532), is hereby incorporated herein by reference.
  10.3      Assignment and Assumption Agreement dated as of July 16, 1999, by and among the Company, Typhoon Capital Consultants, LLC, Sanjay
            Sabnani and Manisha Sabnani, previously filed as Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended September 30, 1999, flied with the Commission on November 15,
            1999 (File No. 0-11532), is hereby incorporated herein by reference.
  10.4      Negotiable Secured Promissory Note, dated August 5, 1999, of
            Christopher Wm. Voisin, in favor of the Company in the principal amount of $49,462.00, previously filed as Exhibit 10.37 to the
            Fiscal 1999 Annual Report (File No. 0-11532), is hereby incorporated herein by reference.
  10.5      Settlement and Release Agreement dated December 17, 1999, by and among Richard T. Harrison, the Company and Cyberworks, Inc., previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999,
            filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.6      Amended and Restated Noncompetition Agreement dated as of December
            25, 1999, by and between Richard T. Harrison and the Company, previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, and
            filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.7      Call Agreement dated as of December 25, 1999, by and between Richard
            T. Harrison and the Company, previously filed as Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended December 31, 1999, filed with the Commission on February 14,
            2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.8      Stock Pledge Agreement dated as of December 25, 1999, by and between
            Richard T. Harrison and the Company, previously filed as Exhibit
            10.4 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended December 31,

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
            1999, filed with the Commission on February 14, 2000 (File No.
            0-11532), is hereby incorporated herein by reference.
  10.9      Consulting Agreement dated February 25, 2000 between Venture
            Catalyst Incorporated and G. Fritz Opel, previously filed as Exhibit
            10.1 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 2000, filed with the Commission on
            May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.10     Settlement and Release Agreement dated February 25, 2000 between
            Venture Catalyst Incorporated and G. Fritz Opel, previously filed as
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for
            the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.11     Consulting Fee Subordination Agreement dated as of January 13, 2000 among State Street Bank and Trust Company of California, National
            Association, Venture Catalyst Incorporated and the Barona Group of
            Capitan Grande Band of Mission Indians, previously filed as Exhibit
            10.3 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 2000, filed with the Commission on
            May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
  10.12     Stock Purchase Agreement dated as of April 30, 2000, by and between the Company and Jonathan Ungar and Alan Henry Woods.
  10.13     Warrant Agreement dated as of April 30, 2000, by and between the
            Company and Jonathan Ungar.
  10.14     Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Gary Cheng.
  10.15     Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Thomas Courts.
  10.16     Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Howard Yen.
  10.17     Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Paul Yahnke.
  10.18     Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Tony Yollin.
  10.19     Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Boniface O. Onubah.
  10.20     Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Keri Consulting Limited.
  10.21     Sublease Agreement dated as of May 15, 2000, by and between Company and Morton Jankel Zander, Inc., a California corporation.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  10.22     Agreement of Sublease dated as of August 11, 2000, by and
            between Company and iXL, Inc., a Delaware corporation.
  10.23     Promissory Note dated as of September 15, 2000, by and between
            Company and Jonathan Ungar.
  10.24     Promissory Note dated as of September 15, 2000, by and between
            Company and Alan Henry Woods.
  10.25     Asset Purchase Agreement dated as of August 17, 2000, by and between Cyberworks, Inc., and Cyber-Tech Group Limited.
  21        Subsidiaries of Registrant.
  23        Consent of Grant Thornton LLP.
  27        Financial Data Schedule.

      (b) REPORTS ON FORM 8-K

      No Report on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year covered by this Form 10-KSB

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VENTURE CATALYST INCORPORATED,
                                      a Utah corporation


Dated: September 25, 2000             By:      /s/ L. DONALD SPEER, II
                                            ------------------------------
                                                   L. Donald Speer, II
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   (Principal Executive Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                          DATE
---------                     -----                          ----

/s/ L. DONALD SPEER, II       Chairman of the Board and      September 25, 2000
------------------------      Chief Executive Officer
L. Donald Speer, II           Officer and Director

SIGNATURE                        TITLE                               DATE
---------                        -----                               ----
                                 (Principal Executive Officer)

/s/ SANJAY SABNANI               President and Chief Operating Officer          September 25, 2000
------------------------------   and Director
Sanjay Sabnani


/s/ ANDREW B. LAUB               Executive Vice President, Corporate            September 25, 2000
------------------------------   Development and Director
ANDREW B. LAUB


/s/ GLENN D. SMITH               Executive Vice President, General Counsel,     September 25, 2000
------------------------------   Secretary and Director
Glenn D. Smith


/s/ STEPHEN M. DIRKS             Vice President, Corporate Development          September 25, 2000
------------------------------   and  Director
Stephen M. Dirks


/s/ JANA McKEAG                  Vice President, Governmental                   September 25, 2000
------------------------------   Relations and a Director
Jana McKeag

/s/ KEVIN MCINTOSH               Vice President and Chief Financial Officer     September 25, 2000
------------------------------   (Principal Accounting Officer)
Kevin McIntosh


                                 Director                                                   , 2000
------------------------------
Charles Reibel

                                 Director                                                   , 2000
------------------------------
Cornelius E. ("Neil") Smyth


/s/ CHARLES THEODORE  OWEN       Director                                       September 25, 2000
------------------------------
Charles Theodore ("Ted") Owen

                                  EXHIBIT INDEX

    2.1 Asset Purchase Agreement dated as of July 16, 1999 by and among the Company, Typhoon Capital Consultants, LLC, Sanjay Sabnani and
            Manisha Sabnani, previously filed as Exhibit 2.4 to the Company's
            Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
            1999, dated September 27, 1999 and filed with the Commission on September 28, 1999 (File No. 0-11532) (the "Fiscal 1999 Annual
            Report"), is hereby incorporated herein by reference.
    2.2     Stock Purchase Agreement dated as of January 28, 2000 by and among
            Ken King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and Venture
            Catalyst previously filed as Exhibit 2.1 to the Company's Quarterly
            Report on Form 10QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
    2.3     Stock Purchase Agreement dated as of January 28, 2000 by and among
            Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc., previously filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
    2.4     Agreement and Plan of Reorganization among Venture Catalyst
            Incorporated, Venture Acquisition Corporation, CTInteractive, Inc., and Donald Scott Campbell dated as of March 23, 2000, previously filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10QSB for the Quarterly Period Ended March 31, 2000, filed with the
            Commission on May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
    2.5 Agreement and Plan of Reorganization dated as of June 26, 2000, by and among the Company and Venture-Catalyst.com, Inc., DayPlan.com, Inc., Sunvir S. Gujral, Gary U. Scapellati, Ajay Mehra, Michael
            Trujillo and Liveleen K. Gujral.
    3.1 Articles of Amendment of Articles of Incorporation of the Company, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
    3.2     Amended and Restated Articles of Incorporation of the Company
            (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to the Company's Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), is hereby incorporated herein by reference.
    3.3     Amended and Restated Bylaws of the Company, as amended.
   10.1 Assignment, Assumption and Consent dated September 28, 1999 by and between Typhoon Capital Consultants, LLC., dba:
            Venture-Catalyst.com, Inland Entertainment Corporation and Spieker
            Properties, L.P. relating to the March 22, 1999 Santa Monica,
            California Office Lease, previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended

            September 30, 1999, filed with the Commission on November 15, 1999
            (File No. 0-11532), is hereby incorporated herein by reference.
   10.2     Lease Agreement dated March 22, 1999, by and between Typhoon Capital
            Consultants, LLC, dba: Venture-Catalyst.com, and Spieker Properties,
            L.P., previously filed as Exhibit 10.3 to the Company's Quarterly
            Report on Form 10-QSB for the Quarterly Period Ended September 30,
            1999, filed with the Commission on November 15, 1999 (File No.
            0-11532), is hereby incorporated herein by reference.
   10.3 Assignment and Assumption Agreement dated as of July 16, 1999, by and among the Company, Typhoon Capital Consultants, LLC, Sanjay
            Sabnani and Manisha Sabnani, previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended September 30, 1999, flied with the Commission on November 15,
            1999 (File No. 0-11532), is hereby incorporated herein by reference.
   10.4     Negotiable Secured Promissory Note, dated August 5, 1999, of
            Christopher Wm. Voisin, in favor of the Company in the principal amount of $49,462.00, previously filed as Exhibit 10.37 to the Fiscal 1999 Annual Report (File No. 0-11532), is hereby incorporated herein by reference.
   10.5 Settlement and Release Agreement dated December 17, 1999, by and among Richard T. Harrison, the Company and Cyberworks, Inc., previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.6     Amended and Restated Noncompetition Agreement dated as of December
            25, 1999, by and between Richard T. Harrison and the Company, previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, and filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.7     Call Agreement dated as of December 25, 1999, by and between Richard
            T. Harrison and the Company, previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period
            Ended December 31, 1999, filed with the Commission on February 14,
            2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.8     Stock Pledge Agreement dated as of December 25, 1999, by and between
            Richard T. Harrison and the Company, previously filed as Exhibit
            10.4 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.9     Consulting Agreement dated February 25, 2000 between Venture
            Catalyst Incorporated and G. Fritz Opel, previously filed as Exhibit
            10.1 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 2000, filed with the Commission on
            May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.10    Settlement and Release Agreement dated February 25, 2000 between
            Venture

            Catalyst Incorporated and G. Fritz Opel, previously filed as Exhibit
            10.2 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 2000, filed with the Commission on
            May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.11 Consulting Fee Subordination Agreement dated as of January 13, 2000 among State Street Bank and Trust Company of California, National
            Association, Venture Catalyst Incorporated and the Barona Group of
            Capitan Grande Band of Mission Indians, previously filed as Exhibit
            10.3 to the Company's Quarterly Report on Form 10-QSB for the
            Quarterly Period Ended March 31, 2000, filed with the Commission on
            May 15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.
   10.12 Stock Purchase Agreement dated as of April 30, 2000, by and between the Company and Jonathan Ungar and Alan Henry Woods.
   10.13 Warrant Agreement dated as of April 30, 2000, by and between the Company and Jonathan Ungar.
   10.14 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Gary Cheng.
   10.15 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Thomas Courts.
   10.16 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Howard Yen.
   10.17 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Paul Yahnke.
   10.18 Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Tony Yollin.
   10.19 Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Boniface O. Onubah.
   10.20 Stock Purchase Agreement dated as of April 13, 2000, by and between the Company and Keri Consulting Limited.
   10.21 Sublease Agreement dated as of May 15, 2000, by and between Company and Morton Jankel Zander, Inc., a California corporation.
   10.22 Agreement of Sublease dated as of August 11, 2000, by and between Company and iXL, Inc., a Delaware corporation.
   10.23 Promissory Note dated as of September 15, 2000, by and between Company and Jonathan Ungar.
   10.24 Promissory Note dated as of September 15, 2000, by and between Company and Alan Henry Woods.
   10.25    Asset Purchase Agreement dated as of August 17, 2000, by and between
            Cyberworks, Inc., and Cyber-Tech Group Limited.

   21       Subsidiaries of Registrant.
   23       Consent of Grant Thornton LLP.
   27       Financial Data Schedule.