Form 10KSB40/A
period 2000-06-30
VENTURE CATALYST INC
filed 2000-10-03
CIK 318291

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                   TO                   .
                               -------------------  -------------------

                         COMMISSION FILE NUMBER: 0-11532
                          VENTURE CATALYST INCORPORATED
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 UTAH                                         33-0618806
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

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

================================================================================

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB.


EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
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

 2.2 Stock Purchase Agreement dated as of January 28, 2000 by and among Ken King, Tom Green, Mary Anne Fuchs, Carmen Errejon and
                Venture Catalyst Incorporated previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
                Period Ended March 31, 2000, filed with the Commission on May
                15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.

 2.3 Stock Purchase Agreement dated as of January 28, 2000 by and among Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc., previously filed as Exhibit 2.2 to the Company's
                Quarterly Report on Form 10-QSB for the Quarterly Period Ended
                March 31, 2000, filed with the Commission on May 15, 2000 (File
                No. 0-11532), is hereby incorporated herein by reference.

 2.4            Agreement and Plan of Reorganization among Venture Catalyst
                Incorporated, Venture Acquisition Corporation, CTInteractive,
                Inc., and Donald Scott Campbell dated as of March 23, 2000, previously filed as Exhibit 2.3 to the Company's Quarterly
                Report on Form 10-QSB for the Quarterly Period Ended March 31,
                2000, filed with the Commission on May 15, 2000 (File No.
                0-11532), is hereby incorporated herein by reference.

 2.5 Agreement and Plan of Reorganization dated as of June 26, 2000, by and among


EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
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


EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
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

 10.13 Warrant Agreement dated as of April 30, 2000, by and between the Company and Jonathan Ungar.

 10.14 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Gary Cheng.

 10.15 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Thomas Courts.

 10.16 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Howard Yen.

 10.17 Stock Purchase Agreement dated as of April 11, 2000, by and between the Company and Paul Yahnke.


EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
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

                                       VENTURE CATALYST INCORPORATED,
                                       a Utah corporation


Dated: October 3, 2000                 By: /s/ GLENN D. SMITH
                                          --------------------------------------
                                               Glenn D. Smith
                                               Executive Vice President,
                                               General Counsel and Secretary

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

 2.2 Stock Purchase Agreement dated as of January 28, 2000 by and among Ken King, Tom Green, Mary Anne Fuchs, Carmen Errejon and
                Venture Catalyst Incorporated previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly
                Period Ended March 31, 2000, filed with the Commission on May
                15, 2000 (File No. 0-11532), is hereby incorporated herein by reference.

 2.3 Stock Purchase Agreement dated as of January 28, 2000 by and among Venture Catalyst Incorporated, Stephen M. Dirks and webinc., Inc., previously filed as Exhibit 2.2 to the Company's
                Quarterly Report on Form 10-QSB for the Quarterly Period Ended
                March 31, 2000, filed with the Commission on May 15, 2000 (File
                No. 0-11532), is hereby incorporated herein by reference.

 2.4            Agreement and Plan of Reorganization among Venture Catalyst
                Incorporated, Venture Acquisition Corporation, CTInteractive,
                Inc., and Donald Scott Campbell dated as of March 23, 2000, previously filed as Exhibit 2.3 to the Company's Quarterly
                Report on Form 10-QSB for the Quarterly Period Ended March 31,
                2000, filed with the Commission on May 15, 2000 (File No.
                0-11532), is hereby incorporated herein by reference.

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