Form 10QSB
period 2000-09-30
VENTURE CATALYST INC
filed 2000-11-14
CIK 318291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES  EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000


[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT
           For the transition period from _________ to _________


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

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 3, 2000, 7,422,490 shares of common stock, $.001 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes__ No_X_

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

          Consolidated Balance Sheets -
          September 30, 2000 and June 30, 2000 ...........................        3

          Consolidated Statements of Operations -
          Three months ended September 30, 2000 and 1999 .................        4

          Consolidated Statements of Cash Flows -
          Three months ended September 30, 2000 and 1999 .................        5

          Notes to Interim Consolidated Financial Statements .............        6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION ........................................       13

PART II.  OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS IN FORM 8K .............................       23

SIGNATURES ...............................................................       24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                                 2000            JUNE 30,
                                                                             (UNAUDITED)           2000
                                                                             -----------           ----
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $  4,071,727       $  4,766,743
  Due from Barona Casino -- expansion project ........................         9,685,296          9,685,296
  Accounts receivable, net ...........................................           722,185            753,012
  Prepaid expenses and other current assets ..........................         1,710,847            504,712
                                                                            ------------       ------------
          Total current assets .......................................        16,190,055         15,709,763
NONCURRENT ASSETS:
  Restricted cash ....................................................         1,655,460          1,655,460
  Property, plant and equipment, net .................................         1,165,664          1,092,669
  Deferred contract costs, net .......................................         2,346,775          2,514,403
  Available-for-sale securities, net .................................         1,172,245          3,176,189
  Goodwill and other intangibles, net ................................         5,667,214          5,279,401
  Deferred tax asset .................................................         1,770,731            947,558
  Non-current receivables (net of allowance of $208,613) .............           397,505            167,983
  Convertible notes, net .............................................           308,521            590,842
  Held-to-maturity investments .......................................           395,812            395,812
  Deposits and other assets ..........................................           385,973            322,890
                                                                            ------------       ------------
          Total noncurrent assets ....................................        15,265,900         16,143,207
                                                                            ------------       ------------
          Total assets ...............................................      $ 31,455,955       $ 31,852,970
                                                                            ============       ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses ..............................      $  1,159,820       $  1,165,007
  Current portion of long-term debt ..................................         2,233,333            977,150
  Deferred revenues ..................................................           178,369            301,708
  Advances of future consulting fees -- Barona Casino ................           303,377          2,879,271
  Deferred tax liability .............................................           221,084            221,084
                                                                            ------------       ------------
          Total current liabilities ..................................         4,095,983          5,544,220
LONG-TERM DEBT, less current portion .................................         6,500,000          8,333,333
                                                                            ------------       ------------
          Total liabilities ..........................................        10,595,983         13,877,553
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
      authorized and 7,422,490 shares outstanding ....................             7,423              7,248
  Additional paid in capital .........................................        15,897,504         13,387,560
  Accumulated unrealized holding gains (losses),
      net of deferred taxes...........................................            23,025           (191,383)
  Deferred compensation ..............................................          (866,493)        (1,674,387)
  Retained earnings ..................................................         5,798,513          6,446,379
                                                                            ------------       ------------
          Total shareholders' equity .................................        20,859,972         17,975,417
                                                                            ------------       ------------
          Total liabilities and shareholders' equity .................      $ 31,455,955       $ 31,852,970
                                                                            ============       ============

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                        2000             1999
                                                                        ----             ----
REVENUES:
  Client services ..............................................      $ 6,555,244       $ 4,037,996
OPERATING EXPENSES:
  Cost of revenues .............................................        2,079,406         1,274,398
  General and administrative expenses ..........................        2,365,265         1,501,374
  Amortization of intangible assets and stock based
     compensation...............................................          344,555           272,604
                                                                      -----------       -----------
  Operating expenses ...........................................        4,789,226         3,048,376
                                                                      -----------       -----------
  Operating income .............................................        1,766,018           989,620
OTHER INCOME (EXPENSE):
  Interest income ..............................................          112,941           142,802
  Interest expense .............................................         (178,765)         (195,834)
  Other gains (losses) .........................................       (1,880,574)                -
                                                                      -----------       -----------
  Other income (expense) .......................................       (1,946,398)          (53,032)
                                                                      -----------       -----------
(Loss) income before income taxes ..............................         (180,380)          936,588
                                                                      -----------       -----------
Income tax provision ...........................................          467,486           421,700
                                                                      -----------       -----------
(Loss) income from continuing operations .......................         (647,866)          514,888
Discontinued operations, net of taxes ..........................                -             4,898
                                                                      -----------       -----------
NET (LOSS) INCOME ..............................................      $  (647,866)      $   519,786
                                                                      ===========       ===========
OTHER COMPREHENSIVE (LOSS) INCOME:
  Unrealized gain on securities, net of tax ....................           23,025                 -
                                                                      -----------       -----------
COMPREHENSIVE (LOSS) INCOME ....................................      $  (624,841)      $   519,786
                                                                      ===========       ===========
Basic earnings per share:
  (Loss) income from continuing operations .....................      $      (.09)      $       .11
  Income on discontinued operations, net of taxes ..............      $         -       $         -
                                                                      -----------       -----------
  Net (loss) income per share-basic ............................      $      (.09)      $       .11
                                                                      ===========       ===========
Diluted earnings per share:
  (Loss) income from continuing operations .....................      $      (.09)      $       .11
  Income on discontinued operations, net of taxes ..............      $         -       $         -
                                                                      -----------       -----------
  Net (loss) income per share-diluted ..........................      $      (.09)      $       .11
                                                                      ===========       ===========
Weighted average common shares outstanding:
  Basic ........................................................        7,384,447         4,753,786
                                                                      ===========       ===========
  Diluted ......................................................        7,384,447         4,828,724
                                                                      ===========       ===========

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                          2000                     1999
                                                                          ----                     ----
Increase (decrease) in cash:
Net cash provided by (used in) operating activities:
  Net (loss) income ....................................             $  (647,866)             $   519,787
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization ........................                 539,189                  356,370
  Provision for bad debts ..............................                 379,962                   10,000
  Write-off of assets classified as other assets .......                  10,101                        -
  Loss on disposal of assets, net ......................                   6,985                        -
  Loss on disposal of intangible asset .................                  47,175                        -
  Deferred taxes .......................................                       -                  (18,764)
  Amortization of stock based compensation .............                 (83,659)                   6,000
  Due from Barona Casino - expansion project ...........                       -               (1,110,000)
  Equity and convertible notes received for services ...                (268,892)                       -
  Loss on impairment of investments ....................               2,826,414                        -
  Changes in operating assets and liabilities ..........              (2,307,951)                (787,444)
                                                                     -----------              -----------
     Net cash provided by (used in) operating
          activities....................................                 501,458               (1,024,051)
                                                                     -----------              -----------

Cash flows (used in) investing activities:
  Purchase of other intangible assets ..................                       -                  (77,191)
  Investment in and interest earned on
     convertible notes..................................                (203,172)                       -
  Purchase of available-for-sale securities ............                       -                 (100,000)
  Purchase of furniture and equipment ..................                (186,630)                 (45,463)
  Issuance of loans ....................................                (249,033)                       -
  Payment of  loans ....................................                  19,511                    4,735
                                                                     -----------              -----------
     Net cash (used in) investing activities ...........                (619,324)                (217,919)
                                                                     -----------              -----------

Cash flows (used in) financing activities:
  Payment of notes payable .............................                (577,150)                       -
                                                                     -----------              -----------
     Net cash (used in) financing activities ...........                (577,150)                       -
                                                                     -----------              -----------
     Net (decrease) in cash ............................                (695,016)              (1,241,970)
Cash at beginning of period ............................               4,766,743                9,285,928
                                                                     -----------              -----------
Cash at end of period ..................................             $ 4,071,727              $ 8,043,958
                                                                     ===========              ===========

Supplemental disclosures of cash flow information:
  Interest expense paid ................................             $   373,220              $   712,686
                                                                     ===========              ===========
  Income taxes paid ....................................             $         -              $   377,000
                                                                     ===========              ===========

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. THE COMPANY.

Venture Catalyst Incorporated ("VCAT") provides professional services to support and facilitate its clients' businesses. VCAT acts as a critical resource partner and has its central mission in growing client top line and bottom line revenues at an increasing rate. VCAT offers gaming consulting, web development, public and governmental relations, Internet marketing, integrated communications, strategic planning, technology solutions, and professional and technical expertise. VCAT has offices in San Diego, Orange County and West Los Angeles.

2. DISCONTINUED OPERATIONS.

In March 1998, VCAT established a wholly-owned subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, the Board of Directors of VCAT adopted a plan to discontinue the Internet gaming consulting business, and is in the process of liquidating WMH. Operations ceased as of March 31, 2000. There will be no material gains or losses related to the disposal of the business, as all remaining assets are cash and receivables carried at their net realizable value.

3. PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION.

The accompanying interim unaudited consolidated financial statements have been prepared by Venture Catalyst Incorporated and its subsidiaries, Dayplan.com, Inc. ("Dayplan") and WMH, in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with VCAT's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Current and future financial statements may not be directly comparable to VCAT's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

4. BARONA CONSULTING AGREEMENT.

VCAT has provided services to the Barona Band of Mission Indians and its affiliates (the "Barona Tribe") since 1991. Consulting services are provided in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). During February 1998, Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") extended the term by an additional 60 months. Unless otherwise stated, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to as the "Barona Consulting Agreement." The Barona Consulting Agreement expires in March 2004.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

VCAT believes that the Barona Consulting Agreement is not a management contract, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management contract, and failure to do so could have a material adverse effect on VCAT's business and financial condition. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and failure to approve such Agreement may have a material adverse effect on VCAT's business and financial condition.

5. TRIBAL-STATE COMPACTS.

In September 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Indian tribes, including the Barona Tribe (the "Barona Compact"). In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior and the approval was published in the Federal Register. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. VCAT believes the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

6. DUE FROM BARONA CASINO - EXPANSION PROJECT.

The Barona Tribe is in the early development stages of an approximately $225,000,000 expansion project. VCAT is assisting the Barona Casino in obtaining outside financing for the project. VCAT plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains all such outside financing. VCAT expects to advance up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino, of which $9,685,000 was advanced as of September 30, 2000. These advances are accounted for as a receivable from the Barona Casino to VCAT. In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from Sodak Gaming, Inc. for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from Bank of America and Wells Fargo in the amount of $30,000,000 to finance the expansion and the related obligations, prior to them obtaining

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

the remaining outside financing of approximately $175,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains the remaining financing of approximately $175,000,000, which is expected to be no later than the first quarter of calendar 2001, unless VCAT is in a cash position that would allow the Barona Casino to retain the remaining advanced funds for use in its operations during the expansion. If the advances were not repaid when the Barona Tribe obtains all outside financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

7. ACQUISITIONS.

In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. ("Cyberworks") in exchange for 750,000 shares of our common stock and $500,000 in cash, in a transaction valued, exclusive of acquisition costs, at $3,560,000. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc, Inc. ("webinc") in exchange for 6,884 shares of stock and $20,000 in cash, in a transaction valued, exclusive of acquisition costs, at $74,000. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CTInteractive, Inc. ("CTI") in exchange for 230,474 shares of common stock and $300,000 in cash, in a transaction valued, exclusive of acquisition costs, at $2,282,000.

In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT, as part of its strategic plan.

In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan, a software company offering a complete web-based scheduling platform, in exchange for 175,000 shares of common stock, in a transaction valued, exclusive of acquisition costs, at $700,000. DayPlan will operate as a wholly-owned subsidiary of VCAT. The acquisition was accounted for as a purchase and the accounts of DayPlan have been included in the accompanying consolidated financial statements since July 2000. The excess of the total acquisition cost over the fair value of net assets acquired ("goodwill") was $696,000 and is being amortized on a straight-line basis over 3 years.

Goodwill and other intangible assets net of amortization, as of September 30, 2000, was $5,667,000 and is being amortized over periods ranging from 2 to 10 years. During the three months ended September 30, 2000 and 1999, VCAT recorded amortization expense of $261,000 and $99,000, respectively.

On an ongoing basis, VCAT reviews the valuation and recoverability of the unamortized goodwill and other intangible assets and expenses any portion of the unamortized amount determined necessary for fair statement.

8. CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date VCAT has not experienced any losses in such accounts. VCAT cash equivalents consist primarily of commercial paper, certificates of deposits, banker's acceptances and U.S. treasury securities with maturities ranging from one to three months.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


9. BUSINESS CONCENTRATION.

A significant portion of VCAT's revenue is earned from its main client, the Barona Tribe. For the three months ended September 30, 2000 and 1999 the revenues from the Barona Tribe were $5,316,000, or 81% of the total revenues, and $3,184,000, or 79% of the total revenues, respectively.

10. HELD-TO-MATURITY INVESTMENTS AND RESTRICTED CASH.

From June 1996 to May 1997, VCAT provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, VCAT has a net investment of $396,000 in revenue bonds with a principal face amount of $400,000. The bonds are classified as held-to-maturity investments. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. The certificate of deposit is classified as restricted cash at September 30, 2000. In October 2000, the Klamath Tribes refinanced all of their outstanding debt, which released the certificate of deposit as collateral. Also, as part of the refinancing, the $400,000 in bonds were defeased.

Additionally, VCAT issued an irrevocable letter of credit for $133,000 to satisfy the terms of our corporate office lease agreement. Such letter of credit will automatically renew on an annual basis until October 31, 2002 unless canceled by the lessor.

11. AVAILABLE-FOR-SALE SECURITIES.

At September 30, 2000, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, VCAT holds equity securities of companies for which no established trading market existed at September 30, 2000. These securities are stated at cost less any deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and expenses any portion of the securities determined necessary for fair statement.

Available-for-sale securities with quoted market prices on September 30, 2000 consist of investments in:

    -   CraftClick.com Inc.

    -   clickNsettle.com, Inc.

    -   Ultrexx Corporation

    -   Predict It Inc.

    -   WorldNet Resource Group, Inc.

    -   TheBigHub.com, Inc.

Collectively, these securities had a carrying value of $298,000 at September 30, 2000. During the three months ended September 30, 2000, there was a $1,119,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com, Inc.("CTCK"). In October 2000, CTCK announced the resignation of their chairman, who simultaneously withdrew his two-year financing and operating commitment to CTCK. CTCK has expressed concerns as to its ability to operate the business and remain in existence without this commitment in place. Additionally, there was a $1,400,000 loss recorded to fully reduce the carrying

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


value of our investment in Predict It, Inc. ("PRIT"). In November 2000, PRIT announced the termination of negotiations regarding its proposed merger with Hollywood Stock Exchange, and that the two companies have failed to secure the necessary financing to complete the proposed merger. PRIT further stated if additional funds cannot be raised or a sale does not occur, PRIT will be required to consider alternative courses of action, including, without limitation, winding down the operations of PRIT or filing a voluntary petition to seek protection under the bankruptcy laws. Available-for-sale securities with no established market prices at September 30, 2000 consist of investments in:

    -  Senscom, Inc.

    -  Idealab

    -  companyfinance.com, Inc.

    -  Bullet Point News Inc.

    -  Watchnet, Inc.

    -  eFresh Incorporated

    -  Seatadvisor.com, Inc.

    -  Invigo, Inc.

    -  KINeSYS Pharmaceutical, Inc.

These investments had a carrying value of $874,000 at September 30, 2000. During the quarter ended September 30, 2000, there was a $76,000 loss recorded to fully reduce the carrying value of our investment in Invigo, Inc., as they were unable to secure additional financing and effective October 30, 2000 they ceased operations. During fiscal 2000 there was a $120,000 loss recorded to fully reduce the carrying value of our investment in KINeSYS Pharmaceutical based on their inability to pay their cash obligations and the extended period of time in which they have not traded on a public exchange. An unrealized holding gain of $40,000, net of deferred income taxes of $17,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value or carrying value of the available-for-sale securities from dates of acquisition to September 30, 2000.

Additionally, VCAT holds securities, in the form of options, in the following companies:

    -  CraftClick.com Inc.
    -  Entertainment Boulevard, Inc.
    -  companyfinance.com, Inc.

These securities were given to us as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis on our books and were determined to have minimal value, due to the significant option price premium over market price at the time of grant, and the very limited operating history for these companies. VCAT will continue to monitor the operations of the above companies and the valuation of these securities, and will establish a fair value and record an unrealized gain, if deemed appropriate.

12. CONVERTIBLE NOTES.

As of September 30, 2000, VCAT had a net investment of $309,000 in Asquare Communications, Inc., Watchnet, Inc., Rapidcare.com, Inc., Fastestlink, Inc., CraftClick.com, Inc. and simplegov.com, Inc. in the form of convertible notes. The notes were received for cash investments VCAT made in the companies or as payment for services. The notes are convertible into equity at any time or payable at maturity (as may be

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


accelerated), pursuant to the terms and conditions of the notes. The notes earn interest at a rate of 8% to 10%, and have maturity dates ranging from October 2000 to March 2002. During the quarter ended September 30, 2000, there was a $307,000 bad-debt reserve recorded and a $150,000 realized loss recorded for the notes due from Rapidcare.com, Inc., based on their inability to pay their obligations or raise additional funds to continue their operations. Additionally, there was a $80,000 loss recorded for the note due from CraftClick.com, Inc.

Each of the companies are at the early development stage and there can be no assurance that they will be able to obtain the financing or develop the operations necessary to be successful or repay the notes. If more or all of the companies cannot obtain the necessary financing to continue to develop their businesses, there could be additional material adverse effects on VCAT's financial performance, as VCAT will continue to record losses in connection with the impairment of value of these assets.

13. SEGMENT REPORTING.

During fiscal 2000, in connection with our overall plan to leverage our service capabilities and expand our client base, VCAT changed the way it managed its business and consolidated the operations and organization into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under "Client Services". In September 2000, the Company merged three of its wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT. The operations of VCAT's other businesses, VegasatHome.com and DayPlan.com, are not significant at this time. Accordingly, VCAT did not consider segment reporting to be relevant at this time and has discontinued such reporting.

14. NET INCOME PER SHARE.

Below is the reconciliation of the components of the calculation of basic and diluted net income per share for the time periods indicated:

                                                               FOR THE THREE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                -------------------
                                                             2000                 1999
                                                             ----                 ----
Net (loss) income available to common
shareholders .................................          $  (647,866)          $   519,786
                                                        ===========           ===========
Weighted average shares outstanding -- basic .            7,384,447             4,753,786
Effect of stock options ......................                    -                74,938
                                                        -----------           -----------
Weighted average shares outstanding -- diluted            7,384,447             4,828,724
                                                        ===========           ===========


At September 30, 2000, options to purchase 7,553,159 shares of VCAT's common stock, at prices ranging from $3.75 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through August 2010, were still outstanding at September 30, 2000.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


15. STOCK OPTIONS.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the three months ended September 30, 2000:


                                         OPTIONS          OPTION PRICE
                                       OUTSTANDING          PER SHARE
                                       -----------          ---------
Outstanding, beginning of year          8,230,659          $1.00-$12.50
  Granted ....................            185,000          $3.31-$4.00
  Exercised ..................                  -                     -
  Cancelled ..................           (862,500)         $2.75-$10.41
                                        ---------
Outstanding, ending balance ..          7,553,159          $1.00-$12.50
                                        =========


16. SUBSEQUENT EVENTS.

In October 2000, VCAT announced that it will enter into a joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture are still being documented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

VCAT provides professional services to support and facilitate its clients' businesses. We act as a critical resource partner and have our central mission in growing client top line and bottom line revenues at an increasing rate. We offer gaming consulting, web development, public and governmental relations, Internet marketing, integrated communications, strategic planning, technology solutions, and professional and technical expertise. We have offices in San Diego, Orange County and West Los Angeles, and can be found on the Web at www.vcat.com.

In connection with our overall plan to leverage our service capabilities and expand our client base, we changed the way we manage our business and consolidated our operations and organization into service groups that were combined into one business segment. All services have been consolidated into the client services business segment, and are reported under "Client Services". Additionally, during the third quarter of fiscal 2000 we decided to discontinue our Internet gaming consulting business and liquidate our wholly-owned subsidiary WMH. The operations of that business are reported as "Discontinued Operations".

Our revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, the performance of the companies that we have ownership positions in, general economic conditions and other factors. In addition, revenues from our largest client, the Barona Tribe, may constitute a significant portion of our total revenues in any particular quarter, and the revenues we earn from the Barona Tribe may fluctuate significantly from quarter to quarter.

CLIENT SERVICES

We provide to clients, in a wide array of industries, various consulting and professional services, including gaming consulting, web development, public and governmental relations, Internet marketing, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have in the past, and in the future may, make investments or take all or a portion of our fees in securities of our clients. However, we do not expect this to be a significant part of our strategy going forward. We continually review our services to provide the greatest value to our clients to help them achieve success.

We have provided many of these services to the Barona Tribe since 1991. We currently provide consulting services to the Barona Tribe in connection with the Barona Tribe's operation of the Barona Casino and development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. Our services are provided under the terms of the Consulting Agreement that expires in March 2004. The consulting fees paid to us are based upon a net profit formula that includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, our consulting revenue may not correspondingly increase because expenses at the Barona Casino also may increase.

From February 1992 through March 1996 we provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, all of the approximately $13,000,000 to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, were contributed by us. Due in part to our investment in the Barona Casino, the value of the Barona Casino has increased, which is expected to enhance the fees that we may earn over the life of our relationship with the Barona Tribe. We treat these investments as intangible assets, which are recorded as "deferred contract costs" and are being amortized over the remaining life of the

Consulting Agreement. However, if the recoverability of these assets is determined not to be probable, we will expense the unamortized portion.

By 1996 the Barona Casino became financially self-sufficient and our relationship with the Barona Tribe evolved from manager of the Barona Casino to consultant to the Barona Tribe, which is managing the Barona Casino. Since our transition from manager to consultant, there have been only two categories of investments by us in the Barona Casino. The first category relates to commitments made to the Barona Tribe, while we were acting as manager, pursuant to a management agreement, of approximately $550,000. The second category relates to a NIGC settlement with VCAT and the Barona Tribe. Commencing in November 1996, we agreed to contribute $2,000,000 to construct a new road and entrance to the Barona Casino. As of September 30, 2000, we have paid $1,600,000 of the $2,000,000 commitment.

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

In September 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Federally recognized Indian tribes, including the Barona Tribe. These compacts permit Federally recognized Indian tribes to engage in broader forms of Class III gaming, including slot machines and electronic video games, house-banked card games, percentage games and any games the California Constitution authorizes the California lottery to offer. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior and the approval was published in the Federal Register. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. We believe the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

In October 2000, we announced that we will enter into a joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture are still being documented.

In August 1998, we acquired Cyberworks, a web-site development and Internet marketing company, to expand our Internet services. The operations of Cyberworks have been consolidated into VCAT, and the Cyberworks name has been discontinued as part of our strategic plan. VCAT sold the Cyberworks Internet domain names in August 2000 for $1,000,000 and agreed to cease using the business name. Our Internet solutions division offers full service web-site development, strategic consulting for interactive and online business development, Internet marketing and custom Internet applications.

In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provide our spectrum of services to public and private companies. In connection with this expansion we acquired certain assets of Typhoon Capital Consulting, LLC, an investor relations and business consulting firm. In September 2000 we decided to discontinue offering investor relations services.

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

In March 2000, we acquired CTI, a full-service technology management firm. The operations of CTI have been consolidated into VCAT, as part of our strategic plan. Our technology solutions services include business application development, network management, web-site hosting, and hardware sales and service.

We have made, and will continue to make, significant investments in personnel and resources to allow

Client Services to grow and to better position us to leverage our financial resources and expertise. We plan to grow our services business internally and possibly through acquisitions. Additionally, we may continue to build our portfolio of clients, which would involve acquiring additional ownership positions in exchange for both cash and services, to the extent management deems appropriate to carry out our strategic plans. We are continually evaluating and negotiating potential acquisitions and investments, none of which may come to fruition or may not be material to our business as a whole. There can be no assurance as to the completion or success of any acquisition or investment.

VEGAS AT HOME

In July 1999, as an adjunct to our Internet gaming consulting business, we launched the "Vegas At Home" portal web-site (www.vegasathome.com) to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We are in the process of seeking a partner for an updated Vegas At Home portal site and have shut down the existing site.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE. Consolidated revenues from continuing operations increased 62% to $6,555,000 for the three months ended September 30, 2000 from $4,038,000 for the three months ended September 30, 1999.

Revenues for services provided to the Barona Tribe increased 67% to $5,316,000 from $3,184,000 earned during the same quarter last year. The increase is a result of significantly higher revenues at the Barona Casino, primarily due to the increase in the number of gaming machines, partially offset by increased expenses at the Barona Casino, attributable to the increased operations and the ongoing expansion project.

Revenues for services provided to clients other than the Barona Tribe increased 45% to $1,239,000 from $854,000 earned during the same quarter last year. The increase was primarily due to (a) an increase in the scope of services offered and (b) an increase in services performed to additional and existing clients.

COST OF REVENUES. Cost of revenues for continuing operations increased 63% to $2,079,000 for the three months ended September 30, 2000 from $1,274,000 during the same period last year. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from an increase in the number of employees in connection with the expanded services we offer, increased payroll costs for existing employees, a one-time charge recorded in connection with the decision to stop offering investor relations services, and a one-time expense accrual recorded for unused vacation;
(b) political contributions; and (c) client relations expenses, primarily attributable to the Barona Casino gaming floor expansion and the golf course development. These increases were partially offset by a decrease in professional service costs incurred in connection with client service work.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 58% to $2,365,000 for the three months ended September 30, 2000 from $1,501,000 during the same period last year. The increase was primarily attributable to increases in: (a) bad-debt expense, which included a reserve established for the Rapidcare.com notes (see Note 12); and (b) compensation and benefits, resulting from the increase in the number of employees, increased payroll costs for existing employees, and a one-time expense accrual recorded for unused vacation. These increases were partially offset by a decrease in corporate legal expenses.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 26% to $345,000 for the three months ended September 30, 2000 from $273,000 for the three months ended September 30, 1999, as a result of an increase in amortization of goodwill in connection with the purchase of webinc, CTI and DayPlan, partially offset by a decrease in amortization of stock based compensation.

OTHER INCOME AND EXPENSE. For the three months ended September 30, 2000, interest income was $113,000 compared to $143,000 for the three months ended September 30, 1999. This decrease was due to lower balances in our investments and cash equivalents during the quarter.

Interest expense decreased to $179,000 for the three months ended September 30, 2000 from $196,000 for the three months ended September 30, 1999, as a result of a decrease in the balance of notes payable to two shareholders, including a former director of the Company, in connection with the 1996 repurchase of shares of our common stock held by them.

Other gains and losses during the quarter resulted in a net loss of $1,881,000, and included: (a) a $1,400,000 loss recorded to fully reduce the carrying value of our investment in Predict It; (b) a $1,199,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com; (c) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names ; (d) a $150,000 loss recorded to fully reduce the carrying value of our investment in Rapidcare.com; (e) a $76,000 loss recorded to fully reduce the carrying value of our investment in Invigo, Inc.; and (f) a write-down of $60,000 for certain assets purchased from Typhoon, in connection with the decision to stop offering investor relations services to clients (See Notes 11 and 12).

INCOME TAX PROVISION. For the three months ended September 30, 2000, we recorded an income tax provision for continuing operations of $467,000, an increase from the $422,000 income tax provision recorded for the three months ended September 30, 1999. The tax provision is a result of net income for tax purposes, primarily resulting from the increase in expenses that are not deductible for tax purposes, including goodwill amortization and political contributions, and the establishment of a valuation allowance for the deferred tax asset associated with anticipated capital losses from our investment activities.

DISCONTINUED OPERATIONS. Operating results of the Internet gaming consulting business through September 30, 2000 have been included in net results from discontinued operations for the periods reported.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at September 30, 2000 consisted of unrestricted cash and cash equivalents of $4,072,000. We believe that this will be sufficient to meet our operating and capital requirements for the foreseeable future.

Our cash position decreased by $695,000 from the June 30, 2000 balance of $4,767,000. This decrease was a result of cash flows provided by operating activities of $501,000, offset by cash flows used in investing activities of $619,000 and cash flows used in financing activities of $577,000 during the period.

Cash flows provided by operating activities included: (a) losses recorded from investments of $2,826,000; (b) an income tax provision of $467,000 that, due to stock option activity and the related tax benefits, has no associated payable;
(c) depreciation on property and equipment and amortization of intangible assets and goodwill of $539,000; and (d) establishment of bad debt reserves of $380,000, primarily for notes received for services.

Cash flows used in operating activities included: (a) timing differences between revenues earned and recognized and payments of $2,576,000; and (b) $269,000 in securities received for services in lieu of cash.

Cash flows used in investing activities included: (a) investments in fixed assets of $187,000; (b) the issuance of $249,000 in short-term loans; and (c) investments in convertible notes of $203,000.

Cash flows used in financing activities include a $577,000 payment on long-term debt related to the stock purchase agreement discussed below.

Additionally, during the quarter ended September 30, 2000, we have established a receivable of $1,251,000 for prior year income tax payments that will be refunded to us in connection with stock option activity during calendar year 2000 that has created taxable losses. These taxable losses can be carried back two years, and carried forward for up to 20 years, to offset past and future income tax liabilities. These taxable losses are expected to have a material favorable impact on the future cash flows of VCAT.

With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino will share in funding the expansion costs incurred prior to obtaining all outside financing. We expect to advance up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino of which $9,685,000 was advanced as of September 30, 2000. These advances are accounted for as a receivable from the Barona Casino to VCAT. In January 2000, the Barona Tribe obtained $18,900,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development (discussed below). In May 2000, the Barona Tribe obtained approximately $30,000,000 in outside financing from Sodak Gaming, Inc. for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from Bank of America and Wells Fargo (the "Agents") in an aggregated principal amount of up to $30,000,000 (the "Bridge Loan") to finance the expansion and the related obligations, prior to them obtaining the permanent financing of approximately $175,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains remaining financing of approximately $175,000,000, which is expected to be no later than the first quarter of calendar 2001, unless we are in a cash position that would allow the Barona Casino to retain the remaining advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains all outside financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

In January 2000, the Barona Tribe completed a placement of tax-exempt limited general obligation bonds in the principal amount of $18,900,000 (the "Tax-Exempt Bond Financing"). The principal use of the bond proceeds is to build a public golf course and related facilities. This project is a part of the $225,000,000

Barona Casino expansion project. In connection with the Tax-Exempt Bond Financing, we entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the Barona Consulting Agreement shall be paid to us so long as we have received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or we shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

In October 2000, the Barona Casino closed the Bridge Loan pending completion of the permanent $175,000,000 loan financing lead by the Agents. In connection with the Bridge Loan, we entered into an Intercreditor and Subordination Agreement. This agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the Bridge Loan. It also permits up to $5,000,000 of our advances to be repaid prior to the maturity of the Bridge Loan. No payments may be made if there is a default under the terms of the Bridge Loan that has not been cured or waived.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to VCAT and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004 VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe we may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the September 30, 2000 balance in advances of future consulting fees of $2,197,000 is due primarily to timing differences between consulting revenues earned and recognized and the actual payments to VCAT.

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

The Initial Contingent Obligations are contingent upon VCAT's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods;

accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions.

In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of our restricted stock and warrants to acquire an additional 144,775 shares of our common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

Our remaining debt related to this stock repurchase was $8,333,000 as of September 30, 2000. In addition, if all contingent obligations are met, a maximum of $4,856,000 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. Our management believes that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt.

Restricted cash and other investments of $1,655,000 include; (a) an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that will automatically renew on an annual basis until October 31, 2002, unless canceled by the lessor; and (b) funds in the amount of $1,518,000 which have been pledged as security for amounts borrowed by third parties in connection with the construction of the Kla-Mo-Ya Casino, a gaming facility near Chiloquin, in south central Oregon. From June 1996 to May 1997, we provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). Pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. We pledged a certificate of deposit for $1,518,000 as collateral for such loans. In October 2000, the Klamath Tribes refinanced all of their outstanding debt, which released the collateral hold on our certificate of deposit.

VCAT has invested in securities and convertible notes of several companies and may continue to invest in the securities of other companies, in connection with our strategy. The aggregate amount invested will depend on our available cash and our ability to identify potential investment candidates. As of September 30, 2000, we have acquired an aggregated gross total of approximately $1,916,000 in securities and convertible notes from other companies in exchange for cash.

As of October 31, 2000, our unrestricted cash and cash equivalents balance was approximately $10,200,000.

FORWARD-LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Consolidated Financial Statements, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting our current expectations. Although we believe that our expectations are based on reasonable assumptions, there can be no assurance that our financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of VCAT, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of VCAT. We assume no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Report is filed, and that may have an effect on our overall performance.

    -   DEPENDENCY ON REVENUES FROM THE BARONA TRIBE

    We derive the majority of our revenue from services provided to the Barona Tribe. While we are continuing to take steps to diversify our business activities and resulting revenues, including our current plan to acquire and provide services for additional businesses and other Indian Tribes, those activities are not yet producing revenues as significant as those being earned from the Barona Tribe. Accordingly, any material reduction in fees payable to us by the Barona Tribe could have a material adverse affect on our business and financial condition. In connection with the Barona Casino's $225,000,000 expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses. As a result, the consulting revenues paid to us during the expansion project may decrease.

    -   THE BARONA CONSULTING AGREEMENT

    Appropriate regulatory authorities have not yet approved the Barona Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action would have a material adverse effect on our business and financial condition.

    -   LIMITED RECOURSE AGAINST TRIBES AND TRIBAL ASSETS

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

    As of September 30, 2000 we had advanced $9,685,000 to the Barona Casino in connection with the ongoing expansion project. We have committed to advance up to $10,000,000 to the Barona Casino, if needed, until all outside financing is obtained. These advances are scheduled to be repaid when all of the $225,000,000 financing is completed. In addition, as noted above, the consulting fees earned by VCAT are now subject to Subordination Agreements relating to the Tax-Exempt Bond Financing and the bridge loan. We also have $1,918,000 in the form of cash pledged as a guarantee and bonds issued by the Klamath Tribes. The $1,518,000 in cash pledged has been released, and the $400,000 in bonds have been defeased in connection with a refinancing by the Klamath Tribes. If a default occurs, it would have a material adverse effect on the business and financial condition of the Company.

    -   VOLATILITY OF AVAILABLE-FOR-SALE SECURITIES

    Our assets are, and will be, partially comprised of securities of other publicly and non-publicly traded companies, and include positions in equity securities that have experienced significant volatility in their stock prices. It is possible that the number of, and our investment in, these assets will increase in the future. The market price and valuations of the securities that we hold in other companies may fluctuate due to reported results of those companies, market conditions and other conditions over which we have no control. We do not currently attempt to reduce or eliminate our market exposure on these securities. An adverse change in the price of securities we hold would result in a material decrease in the fair value of our available-for-sale securities, which could have a material adverse impact on our business and financial condition. Certain of these companies have encountered financial difficulties that has, and in the future could, result in a write-down of the carrying value of such assets. Any write-down could have a material adverse affect on our operating results and financial condition.

    -   SOME OF OUR SERVICES ACTIVITIES HAVE A LIMITED OPERATING HISTORY

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

    -   VOLATILITY OF OUR STOCK PRICE

    The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, performance of our public clients in which we own equity securities, quarterly variations in our operating results, announcements of new services or business activities by the Company or its competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market-trading price.

    -   YEAR 2000 READINESS DISCLOSURE

    We have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. We are also not aware of any material Year 2000 problems with customers, suppliers or vendors, including our most significant customer's business, the Barona Casino. Accordingly, as of September 30, 2000 we have not incurred any material costs relating to the Year 2000 issue, and we do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

      EXHIBIT
        NO.                               DESCRIPTION
       ---                                -----------
       10.1             Loan Agreement dated September 1, 2000, by and between
                        Venture Catalyst Incorporated and L. Donald Speer, II
                        and Kelly Elizabeth Speer.

       10.2             Severance Agreement and General Release dated September
                        29, 2000, by and between Sanjay Sabnani and Venture
                        Catalyst Incorporated.

       10.3             Intercreditor and Subordination Agreement dated October
                        10, 2000, by and between Venture Catalyst Incorporated,
                        Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming
                        Authority.

       27              Financial Data Schedule.

(b) Reports on Form 8-K. During the Company's first quarter ended September 30, 2000, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VENTURE CATALYST INCORPORATED,
                                        a Utah Corporation



Date: November 14, 2000          By:  /S/ L. DONALD SPEER, II
                                      ------------------------------------------
                                      L. Donald Speer, II
                                      Chairman of the Board and Chief Executive
                                      Officer
                                      (Authorized Signatory, Principal Executive
                                      Officer)

Date: November 14, 2000          By:  /S/ KEVIN MCINTOSH
                                      ------------------------------------------
                                      Kevin McIntosh
                                      Vice President, Chief Financial Officer,
                                      and Treasurer
                                      (Authorized Signatory, Principal Financial
                                      Officer)

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                            DESCRIPTION
       ---                             -----------
       10.1             Loan Agreement dated September 1, 2000, by and between
                        Venture Catalyst Incorporated and L. Donald Speer, II
                        and Kelly Elizabeth Speer.

       10.2             Severance Agreement and General Release dated September
                        29, 2000, by and between Sanjay Sabnani and Venture
                        Catalyst Incorporated.


       10.3             Intercreditor and Subordination Agreement dated October
                        10, 2000, by and between Venture Catalyst Incorporated,
                        Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming
                        Authority.

       27               Financial Data Schedule.