Form 10QSB
period 2000-12-31
VENTURE CATALYST INC
filed 2001-02-13
CIK 318291

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 2, 2001, 7,414,156 shares of common stock, $.001 par value per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

             Consolidated Balance Sheets --
             December 31, 2000 and June 30, 2000 ..................       3

             Consolidated Statements of Operations --
             Three months ended December 31, 2000 and 1999 ........       4
             Six months ended December 31, 2000 and 19999 .........       5

             Consolidated Statements of Cash Flows --
             Six months ended December 31, 2000 and 1999 ..........       6

             Notes to Interim Consolidated Financial Statements ...       7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION ...............................      15

PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..      26

      ITEM 6. EXHIBITS AND REPORTS IN FORM 8K .....................      26

SIGNATURES ........................................................      27

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000

                                                                      DECEMBER 31,
                                                                          2000             JUNE 30,
                                                                      (UNAUDITED)            2000
                                                                      ------------       ------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................    $  9,070,107       $  4,766,743
  Due from Barona Casino -- expansion project ....................       7,685,296          9,685,296
  Receivables, net ...............................................       1,761,681            753,012
  Prepaid expenses and other current assets ......................         449,239            504,712
                                                                      ------------       ------------
          Total current assets ...................................      18,966,323         15,709,763
NONCURRENT ASSETS:
  Property, plant and equipment, net .............................       1,074,688          1,092,669
  Deferred contract costs, net ...................................       2,179,147          2,514,403
  Available-for-sale securities, net .............................         594,534          3,176,189
  Goodwill and other intangibles, net ............................              --          5,279,401
  Deferred tax asset .............................................         972,896            947,558
  Restricted cash ................................................         137,902          1,655,460
  Non-current receivables (net of allowance of $250,187
       and $208,613, respectively) ...............................          94,742            167,983
  Convertible notes, net .........................................         155,545            590,842
  Held-to-maturity investments ...................................         290,812            395,812
  Deposits and other assets ......................................         354,434            322,890
                                                                      ------------       ------------
          Total non-current assets ...............................       5,854,700         16,143,207
                                                                      ------------       ------------
          Total assets ...........................................    $ 24,821,023       $ 31,852,970
                                                                      ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Advances of future consulting fees -- Barona Casino ............       3,715,860       $  2,879,271
  Accounts payable and accrued expenses ..........................       2,712,916          1,165,007
  Current portion of long-term debt ..............................       1,833,333            977,150
  Deferred revenues ..............................................          94,348            301,708
  Deferred tax liability .........................................         221,084            221,084
                                                                      ------------       ------------
          Total current liabilities ..............................       8,577,541          5,544,220
LONG-TERM DEBT, less current portion .............................       6,500,000          8,333,333
                                                                      ------------       ------------
          Total liabilities ......................................      15,077,541         13,877,553
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
      authorized and 7,414,156 shares outstanding ................           7,415              7,248
  Additional paid in capital .....................................      14,151,603         13,387,560
  Accumulated unrealized holding (losses), net of deferred taxes..         (70,447)          (191,383)
  Deferred compensation ..........................................        (214,049)        (1,674,387)
  Retained (deficit) earnings ....................................      (4,131,040)         6,446,379
                                                                      ------------       ------------
          Total shareholders' equity .............................       9,743,482         17,975,417
                                                                      ------------       ------------
          Total liabilities and shareholders' equity .............    $ 24,821,023       $ 31,852,970
                                                                      ============       ============

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                               2000               1999
                                                           ------------       ------------
REVENUES:
  Client services .....................................    $  2,007,539       $  1,720,465
OPERATING EXPENSES:
  Cost of revenues ....................................       2,102,979          1,511,944
  General and administrative expenses .................       2,252,906          1,930,920
  Restructuring expenses and related asset impairment..       6,774,580                 --
  Amortization of intangible assets and stock based
   compensation .......................................         398,059            283,937
                                                           ------------       ------------
  Operating expenses ..................................      11,528,524          3,726,801
                                                           ------------       ------------
  Operating loss ......................................      (9,520,985)        (2,006,336)
OTHER INCOME (EXPENSE):
  Interest income .....................................         172,434            125,464
  Interest expense ....................................        (208,333)          (237,500)
  Other (losses) ......................................        (481,317)                --
                                                           ------------       ------------
  Other (expense) .....................................        (517,216)          (112,036)
                                                           ------------       ------------
(Loss) before income taxes ............................     (10,038,201)        (2,118,372)
                                                           ------------       ------------
Income tax (benefit) ..................................        (108,648)          (848,314)
                                                           ------------       ------------
(Loss) from continuing operations .....................      (9,929,553)        (1,270,058)
Discontinued operations, net of taxes .................              --           (147,378)
                                                           ------------       ------------
NET (LOSS) ............................................    $ (9,929,553)      $ (1,417,436)
                                                           ============       ============
OTHER COMPREHENSIVE (LOSS):

  Unrealized (loss) on securities, net of tax .........         (93,473)                --
                                                           ------------       ------------
COMPREHENSIVE (LOSS) ..................................    $(10,023,026)      $ (1,417,436)
                                                           ============       ============


Basic loss per share:

  (Loss) from continuing operations ...................    $      (1.34)      $       (.27)
  (Loss) on discontinued operations, net of taxes .....    $         --       $       (.03)
                                                           ------------       ------------
  Net (loss) per share-basic ..........................    $      (1.34)      $       (.30)
                                                           ============       ============
Diluted loss per share:

  (Loss) from continuing operations ...................    $      (1.34)      $       (.27)
  (Loss) on discontinued operations, net of taxes .....    $         --       $       (.03)
                                                           ------------       ------------
  Net (loss) per share-diluted ........................    $      (1.34)      $       (.30)
                                                           ============       ============
Weighted average common shares outstanding:
  Basic ...............................................       7,415,741          4,773,451
                                                           ============       ============
  Diluted .............................................       7,415,741          4,773,451
                                                           ============       ============

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                               2000               1999
                                                           ------------       ------------
REVENUES:
  Client services .....................................    $  8,562,783       $  5,758,461
OPERATING EXPENSES:
  Cost of revenues ....................................       4,124,693          2,786,342
  General and administrative expenses .................       4,511,399          3,432,295
  Restructuring expenses and related asset impairment..       6,998,931                 --
  Amortization of intangible assets and stock based
   compensation .......................................         742,614            556,541
                                                           ------------       ------------
  Operating expenses ..................................      16,377,637          6,775,178
                                                           ------------       ------------
  Operating loss ......................................      (7,814,854)        (1,016,717)
OTHER INCOME (EXPENSE):

  Interest income .....................................         285,376            268,266
  Interest expense ....................................        (387,098)          (433,333)
  Other (losses) ......................................      (2,302,005)                --
                                                           ------------       ------------
  Other (expense) .....................................      (2,403,727)          (165,067)
                                                           ------------       ------------
(Loss) before income taxes ............................     (10,218,581)        (1,181,784)
                                                           ------------       ------------
Income tax provision (benefit) ........................         358,838           (426,614)
                                                           ------------       ------------
(Loss) from continuing operations .....................     (10,577,419)          (755,170)
Discontinued operations, net of taxes .................              --           (142,480)
                                                           ------------       ------------
NET (LOSS) ............................................    $(10,577,419)      $   (897,650)
                                                           ============       ============
OTHER COMPREHENSIVE (LOSS):

  Unrealized (loss) on securities, net of tax .........         (70,447)                --
                                                           ------------       ------------
COMPREHENSIVE (LOSS) ..................................    $(10,647,866)      $   (897,650)
                                                           ============       ============


Basic loss per share:

  (Loss) from continuing operations ...................    $      (1.43)      $       (.16)
  (Loss) on discontinued operations, net of taxes .....    $         --       $       (.03)
                                                           ------------       ------------
  Net (loss) per share-basic ..........................    $      (1.43)      $       (.19)
                                                           ============       ============
Diluted loss per share:

  (Loss) from continuing operations ...................    $      (1.43)      $       (.16)
  (Loss) on discontinued operations, net of taxes .....    $          -       $       (.03)
                                                           ------------       ------------
  Net (loss) per share-diluted ........................    $      (1.43)      $       (.19)
                                                           ============       ============
Weighted average common shares outstanding:
  Basic ...............................................       7,400,094          4,763,619
                                                           ============       ============
  Diluted .............................................       7,400,094          4,763,619
                                                           ============       ============

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                  2000                1999
                                                              ------------       ------------
Increase (decrease) in cash:
Net cash provided by (used in) operating activities:
  Net (loss) .............................................    $(10,577,419)      $   (897,649)
  Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization ..........................       1,100,885            711,979
  Provision for bad debts ................................         476,510             12,500
  Write-off of assets classified as other assets .........          10,101             80,000
  Loss on disposal of assets, net ........................         141,689                 --
  Loss on impairment of intangible assets ................       5,366,919                 --
  Deferred taxes .........................................        (115,827)          (434,164)
  Amortization of stock based compensation ...............        (129,025)            23,333
  Due from Barona Casino -- expansion project ............       2,000,000         (3,110,000)
  Equity and convertible notes received for services .....        (273,492)           (88,898)
  Loss on impairment of investments ......................       3,307,730                 --
  Changes in operating assets and liabilities ............       2,798,994           (447,642)
                                                              ------------       ------------
     Net cash provided by (used in) operating activities..       4,107,065         (4,150,541)
                                                              ------------       ------------

Cash flows provided by (used in) investing activities:
  Purchase of other intangible assets ....................              --            (77,191)
  Investment in convertible notes ........................        (132,588)                --
  Purchase of available-for-sale securities ..............              --           (640,000)
  Receipt of restricted investment .......................         105,000            100,000
  Purchase of furniture and equipment ....................        (348,629)           (85,044)
  Release of restricted cash .............................       1,518,000                 --
  Payment of loans, net of issuances .....................          31,666              9,276
                                                              ------------       ------------
    Net cash provided by (used in) investing activities...       1,173,449           (692,959)
                                                              ------------       ------------

Cash flows (used in) provided by financing activities:
  Proceeds from exercise of stock options ................              --            149,951
  Payment of notes payable ...............................        (977,150)                --
                                                              ------------       ------------
     Net cash (used in) provided by financing activities..        (977,150)           149,951
                                                              ------------       ------------
     Net increase (decrease) in cash .....................       4,303,364         (4,693,549)
Cash at beginning of period ..............................       4,376,743          9,285,928
                                                              ------------       ------------
Cash at end of period ....................................    $  9,070,107       $  4,592,379
                                                              ============       ============

Supplemental disclosures of cash flow information:
  Interest expense paid ..................................    $    373,220       $    712,686
                                                              ============       ============
  Income taxes paid ......................................    $         --       $  1,032,500
                                                              ============       ============

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.    THE COMPANY.

Venture Catalyst Incorporated ("VCAT") is a leading service provider, offering gaming consulting, infrastructure, and technology integration to the California Native American gaming market, and its related clients.

Recently, VCAT realigned its operations to focus on the gaming industry. In connection with this decision VCAT eliminated non-gaming related positions, comprising approximately half of its employees, and closed its facilities in Los Angeles, Orange County and Phoenix.

2.    DISCONTINUED OPERATIONS.

In March 1998, VCAT established a wholly-owned subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherland Antilles corporation ("WMH"). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, the Board of Directors of VCAT adopted a plan to discontinue the Internet gaming consulting business. Operations ceased as of March 31, 2000, and WMH was liquidated in December 2000.

3.    BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL INFORMATION.

The accompanying interim unaudited consolidated financial statements have been prepared by VCAT and its subsidiaries, Dayplan.com, Inc. ("Dayplan") and WMH, in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with VCAT's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Current and future financial statements may not be directly comparable to VCAT's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

In January 1997, VCAT submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, VCAT received a letter from the NIGC declining to conclude the Amended and Restated Consulting Agreement was not a management agreement. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the Barona Consulting Agreement. In September 1999, VCAT submitted the Modification to the NIGC. This review is currently pending.

VCAT believes that the Barona Consulting Agreement is not a management agreement, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on VCAT's business and financial condition. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and failure to approve such Agreement may have a material adverse effect on VCAT's business and financial condition.

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

6.    DUE FROM BARONA CASINO -- EXPANSION PROJECT.

The Barona Tribe is in the development stage of an approximately $225,000,000 expansion project. VCAT is assisting the Barona Casino in obtaining outside financing for the project. VCAT plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains all such outside financing. VCAT expects to advance up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino, of which $7,685,000 was outstanding as of December 31, 2000. These advances are accounted for as a receivable from the Barona Casino to VCAT. In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


outside financing from Sodak Gaming, Inc. for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from Bank of America and Wells Fargo in the amount of $30,000,000 to finance the expansion and the related obligations, prior to them obtaining the remaining outside financing of approximately $175,000,000 (the "Permanent Financing"). The bridge loan will be repaid out of the Permanent Financing. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains the Permanent Financing, which is expected to be during calendar 2001, unless VCAT is in a cash position that would allow the Barona Casino to retain the remaining advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains the Permanent Financing, they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

7.    ACQUISITIONS.

In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. ("Cyberworks") for $3,560,000, in shares of common stock and cash. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc, Inc. ("webinc") in exchange for 6,884 shares of common stock and $20,000 in cash, in a transaction valued, exclusive of acquisition costs, at $74,000. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CTInteractive, Inc. ("CTI") in exchange for 230,474 shares of common stock and $300,000 in cash, in a transaction valued, exclusive of acquisition costs, at $2,282,000. In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT.

In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan, a software company offering a complete web-based scheduling platform, in exchange for 175,000 shares of common stock, in a transaction valued, exclusive of acquisition costs, at $700,000. DayPlan is a wholly-owned subsidiary of VCAT.

Recently, VCAT realigned its operations to focus all business activities on the gaming industry. This decision resulted in the elimination of approximately half of its employees, most of whom were in the Internet and Technology divisions, and a transition of all non-gaming clients to other service providers. As of December 31, 2000, in connection with the restructuring, VCAT fully reduced the carrying value of the remaining goodwill associated with the above acquisitions.

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

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


9.    BUSINESS CONCENTRATION.

A significant portion of VCAT's revenue is earned from its main client, the Barona Tribe. For the three months ended December 31, 2000 and 1999, the revenues from the Barona Tribe were $1,553,000, or 77% of the total revenues, and $1,037,000, or 60% of the total revenues, respectively. For the six months ended December 31, 2000 and 1999, the revenues from the Barona Tribe were $6,869,000, or 80% of the total revenues, and $4,221,000, or 73% of the total revenues, respectively.

10.   HELD-TO-MATURITY INVESTMENTS AND RESTRICTED CASH.

From June 1996 to May 1997, VCAT provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, VCAT has a net investment of $291,000 in revenue bonds with a principal face amount of $295,000. The bonds are classified as held-to-maturity investments. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. In October 2000, the Klamath Tribes refinanced their outstanding debt, which defeased the bonds and released the certificate of deposit. In December 2000, the Klamath Tribes redeemed bonds held by the Company with a face amount of $105,000.

Additionally, VCAT issued an irrevocable letter of credit for $133,000 to satisfy the terms of our corporate office lease agreement. Such letter of credit automatically renews on an annual basis through October 31, 2002 unless canceled by the lessor.

11.   AVAILABLE-FOR-SALE SECURITIES.

At December 31, 2000, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, VCAT holds equity securities of companies for which no established trading market existed at December 31, 2000. These securities are stated at cost less any deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and expenses any portion of the securities determined necessary for fair statement.

Available-for-sale securities with quoted market prices on December 31, 2000 consist of investments in:

    -  CraftClick.com, Inc.
    -  clickNsettle.com, Inc.
    -  Ultrexx Corporation
    -  Predict It, Inc.
    -  WorldNet Resource Group, Inc.
    -  TheBigHub.com, Inc.

Collectively, these securities had a carrying value of $56,000 at December 31, 2000. During the three months ended December 31, 2000, VCAT recorded a $64,000 loss to fully reduce the carrying value of our investment in TheBigHub.com, Inc. ("BHUB"). BHUB public filings note that the company continues to

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

operate with significant losses, and may not be able to continue as a going concern without securing necessary additional financing.

During the six months ended December 31, 2000, there was a $1,119,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com, Inc. ("CTCK"). In October 2000, CTCK announced the resignation of their chairman, who simultaneously withdrew his two-year financing and operating commitment to CTCK. CTCK has expressed concerns as to its ability to operate the business and remain in existence without this commitment in place. Additionally, there was a $1,400,000 loss recorded to fully reduce the carrying value of our investment in Predict It, Inc. ("PRIT"). PRIT is in the process of liquidating its assets. Available-for-sale securities with no established market prices at December 31, 2000 consist of investments in:

   -  Senscom, Inc.
   -  Idealab
   -  companyfinance.com, Inc.
   -  Bullet Point News Inc.
   -  Watchnet, Inc.
   -  eFresh Incorporated
   -  Seatadvisor, Inc.
   -  Invigo, Inc.
   -  KINeSYS Pharmaceutical, Inc.

These investments had a net carrying value of $538,000 at December 31, 2000. During the three months ended December 31, 2000, there was a $340,000 loss recorded to fully reduce the carrying value of our investment in eFresh Incorporated ($200,000), Senscom, Inc. ($100,000), and Bullet Point News, Inc. ($40,000), as they have been unable to secure necessary additional financing. During the three months ended September 30, 2000, there was a $76,000 loss recorded to fully reduce the carrying value of our investment in Invigo, Inc., as they were unable to secure necessary additional financing.

During fiscal 2000 the carrying value of our investment in KINeSYS Pharmaceutical was fully reduced. In January 2001, VCAT agreed to exchange shares of KINeSYS for shares of Brand Equity, Inc., a company formed by the two principals of KINeSYS. They have acquired the assets and most of the liabilities of KINeSYS, and are expected to operate essentially the same business.

An unrealized holding loss of $163,000, net of deferred income taxes of $70,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value or carrying value of the available-for-sale securities from dates of acquisition to December 31, 2000. Additionally, VCAT holds securities, in the form of options, in the following companies:

   -  CraftClick.com, Inc.
   -  Entertainment Boulevard, Inc.
   -  companyfinance.com, Inc.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


These securities were given to us as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis on our books and were determined to have minimal value, due to the significant option price premium over market price at the time of grant, and the very limited operating history for these companies. VCAT will continue to monitor the operations of the above companies and the valuation of these securities, and will establish a fair value and record an unrealized gain (or loss), if deemed appropriate.

12.   CONVERTIBLE NOTES.

As of December 31, 2000, VCAT had a net investment of $156,000 in Asquare Communications, Inc., Watchnet, Inc., FastestLink, Inc., Rapidcare.com, Inc., and simplegov.com, Inc. in the form of convertible notes. The notes were received for cash investments VCAT made in the companies or as payment for services. The notes are convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrue interest at rates ranging from 8% to 10%, and have maturity dates ranging from April 2001 to March 2002. During the three months ended December 31, 2000, there was a $52,000 loss recorded to fully reduce the carrying value of a note due from Fastestlink, Inc., as the company is in the process of dissolving and transferring its assets to VCAT. Additionally, VCAT recorded a loss of $107,000 for notes due from simplegov.com, as they have been unable to secure necessary additional funding. During the three months ended September 30, 2000, there was a $307,000 bad-debt reserve recorded and a $150,000 loss recorded for the notes due from Rapidcare.com, Inc., as they were unable to raise necessary additional funds. Additionally, there was a $80,000 loss recorded for a note due from CTCK. However, during the three months ended December 31, 2000, CTCK secured sufficient additional funding to repay its note and accrued interest that matured during the period.

Each of the companies are at the early development stage and there can be no assurance that they will be able to obtain the financing or develop the operations necessary to be successful or repay the notes. If more or all of the companies cannot obtain the necessary financing to continue to develop their businesses, there could be additional adverse effects on VCAT's financial performance, as VCAT will continue to record losses in connection with the impairment of value of these assets.

13.   SEGMENT REPORTING.

During fiscal 2000, in connection with our overall plan to leverage our service capabilities and expand our client base, VCAT changed the way it managed its business and consolidated its operations into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under "Client Services". In September 2000, the Company merged three of its wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT. Recently, VCAT realigned its operations to focus on the gaming industry. The operations of VCAT's other business, DayPlan.com, is not significant at this time. Accordingly, VCAT did not consider segment reporting to be relevant and has discontinued such reporting.

14.   NET LOSS PER SHARE.

Below is the reconciliation of the components of the calculation of basic and diluted net loss per share for the time periods indicated:

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                                          FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                            ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                                    -------------------------------       -----------------------------

                                                        2000               1999               2000              1999
                                                    -----------        -----------        -----------        ----------
Net (loss) available to common shareholders ..      $(9,929,553)       $(1,417,436)      $(10,577,419)       $ (897,650)
                                                    ===========        ===========       ============        ==========
Weighted average shares outstanding --
  basic ......................................        7,415,741          4,773,451          7,400,094         4,763,619
Effect of stock options ......................               --                 --                 --                --
                                                    -----------        -----------       ------------        ----------
Weighted average shares outstanding --
  diluted ....................................        7,415,741          4,773,451          7,400,094         4,763,619
                                                    ===========        ===========       ============        ==========

At December 31, 2000, options to purchase 9,179,096 shares of VCAT's common stock, at prices ranging from $1.00 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through December 2010, were still outstanding at December 31, 2000.


15.   STOCK OPTIONS.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the six months ended December 31, 2000:


                                     OPTIONS         OPTION PRICE
                                   OUTSTANDING         PER SHARE
                                   -----------       ------------
Outstanding, beginning of year ..   8,230,659        $1.00-$12.50
  Granted .......................   2,270,000        $1.09-$ 4.00
  Exercised .....................          --                  --
  Cancelled .....................  (1,321,563)       $2.09-$11.50
                                   -----------
Outstanding, ending balance .....   9,179,096        $1.00-$12.50
                                   ===========


16.   RESTRUCTURING EXPENSES AND RELATED ASSET IMPAIRMENT.

Recently, VCAT restructured its business and realigned its operations to focus on the gaming industry. As a result, VCAT reduced its workforce by 34 employees. VCAT recorded expenses and related asset impairment charges of $6,775,000 during the three months ended December 31, 2000, in connection with its restructuring plan. The expenses included restructuring charges of:

- Approximately $635,000 for rent, sub-lease, leasehold improvement obligations, and related facility expenses for offices that were closed due to the reduction in workforce. Approximately $150,000 is for related facility expenses, and $102,000 is for leasehold improvements and related obligations. The remaining $383,000 relates to the estimated future lease expense for which the company will receive no benefit.

- Approximately $480,000 for severance obligations in connection with the reduction in the company's workforce.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


- Approximately $39,000 for various other expenses related to the restructuring plan.

Additionally, the Company incurred expenses and asset impairment charges related to the restructuring that included

- Approximately $5,320,000 for the impairment of goodwill and intangibles relating to acquired businesses that focused on non-gaming clients and industries. This consists of goodwill associated with Cyberworks, CTI, DayPlan and webinc.

- Approximately $301,000 for various other expenses and asset write-offs related to the restructuring plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

VCAT is a leading service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. We act as a critical resource partner and have our central mission in growing client top line and bottom line revenues at an increasing rate.

In connection with our overall plan to leverage our service capabilities and expand our client base, we changed the way we manage our business and consolidated our operations into service groups that were combined into one business segment. All services are consolidated into the client services business segment, and are reported under "Client Services". Additionally, during the third quarter of fiscal 2000 we decided to discontinue our Internet gaming consulting business and liquidate our wholly-owned subsidiary WMH. The operations of that business are reported as "Discontinued Operations".

Our revenues and earnings have fluctuated from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, the performance of the companies that we have ownership positions in, general economic conditions and other factors. In addition, revenues from our largest client, the Barona Tribe constitutes a significant portion of our total revenues and the revenues we earn from the Barona Tribe may fluctuate significantly from quarter to quarter. Revenues from the Barona Tribe are likely to be all of our revenues in the immediate future.

Internet and technology services are changing rapidly. During the three months ended December 31, 2000, VCAT experienced a significant reduction in demand for these services. The weakening condition or failure of many of the Internet-based "dot-com" companies caused many of our clients to rethink or delay their Internet or technology strategy. As a result, the number of projects decreased and the average amount of time required by VCAT to secure any given project increased. Also, as a result in part of the reduction in demand for technology and internet services, our revenues for the three months ended December 31, 2000 were substantially lower than the three prior quarters. In response to the reductions in demand and revenue for technology and Internet services, VCAT commenced a restructuring plan designed to reduce our workforce and operating expenses. We recently announced the termination of 34 employees, or approximately half of our workforce, in connection with the restructuring plan. Our management is continuing to restructure operations and additional voluntary and involuntary employee terminations may continue. As a result of the restructuring and employee terminations, it may prove increasingly difficult for us to attract and retain our most qualified employees. The failure to attract and retain qualified creative, technical and consulting personnel could materially and adversely affect our financial condition and results of operations. We continue to monitor and restructure our operations in light of the rapidly changing market conditions. As part of the restructuring, we consolidated our office locations into our San Diego headquarters.

CLIENT SERVICES

We provide to gaming and gaming related clients various services, including infrastructure, technology integration, casino floor layout, web development, public and governmental relations, marketing, strategic planning, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have in the past, and in the future may, make investments or take all or a portion of our fees in investments in our gaming related clients. However, we do not expect this to be a significant part of our strategy going forward. We continually review our services to provide the greatest value to our clients to help them achieve success.

We have provided these services to the Barona Tribe since 1991. We currently provide consulting services to the Barona Tribe in connection with their operation of the Barona Casino and their development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. Our services are provided under the terms of the Consulting Agreement that expires in March 2004. The consulting fees paid to us are based upon a net profit formula that includes the Barona Casino's income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, our consulting revenue may not correspondingly increase because expenses at the Barona Casino also may increase.

From February 1992 through March 1996 we provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, all of the approximately $13,000,000 to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, was contributed by us. Due in part to our investment in the Barona Casino, the value of the Barona Casino has increased, which is expected to enhance the fees that we may earn over the life of our relationship with the Barona Tribe. We treat these investments as long-term assets, which are recorded as "deferred contract costs" and are being amortized over the remaining life of the Consulting Agreement. However, if the recoverability of these assets is determined not to be probable, we will expense the unamortized portion.

By 1996 the Barona Casino became financially self-sufficient and our relationship with the Barona Tribe evolved from manager of the Barona Casino to consultant to the Barona Tribe, which is managing the Barona Casino. Since our transition from manager to consultant, there have been only two categories of investments by us in the Barona Casino. The first category relates to commitments made to the Barona Tribe, while we were acting as manager, pursuant to a management agreement, of approximately $550,000, all of which has been paid. The second category relates to a NIGC settlement with VCAT and the Barona Tribe. Commencing in November 1996, we agreed to contribute $2,000,000 to construct a new road and entrance to the Barona Casino. As of December 31, 2000, we had fully paid the $2,000,000 contribution.

At this time, we have no plans to contribute additional funds or assets to the Barona Casino or the Barona Tribe. However, we will continue to assist the Barona Casino, from time to time, in obtaining third party outside financing. See the discussion below under the caption "Liquidity and Capital Resources" relating to our advance of funds to the Barona Casino in connection with the current expansion project.

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

In October 2000, we announced a joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture are still being documented.

In August 1998, we acquired Cyberworks, a web-site development and Internet marketing company, to expand our Internet services. The operations of Cyberworks were consolidated into VCAT. VCAT sold the Cyberworks Internet domain names in August 2000 for $1,000,000 and agreed to cease using the business name. This service was discontinued for non-gaming related clients as part of our recent restructuring.

In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provided our spectrum of services to public and private companies. In connection with this expansion we acquired certain assets of Typhoon Capital Consulting, LLC, an investor relations and business consulting firm. In September 2000, we discontinued offering investor relations services to third parties.

In January 2000, as part of our diversification strategy, we acquired all of the outstanding shares of capital stock of webinc, a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc were consolidated into VCAT and have been discontinued.

In March 2000, we acquired CTI, a full-service technology management firm. The operations of CTI were consolidated into VCAT. This service was discontinued for non-gaming related clients as part of our recent restructuring.

VCAT restructured its operations to focus on the gaming industry. In connection with this decision VCAT eliminated non-gaming related positions, comprising approximately half of its employees, most of whom were part of the Internet and Technology divisions.

We have made, and will continue to make, significant investments in personnel and resources to allow our Client Services to grow within the gaming industry and to better position us to leverage our financial resources and expertise. We plan to grow our services business internally and possibly through acquisitions. Additionally, we are seeking to build our portfolio of gaming related clients, which may involve acquiring ownership positions in exchange for both cash and services, to the extent management deems appropriate to carry out our strategic plans. We are continually evaluating and negotiating potential acquisitions or investments in gaming and related industries, none of which may come to fruition or may not be material to our business as a whole. There can be no assurance as to the completion or success of any acquisition or investment.

VEGAS AT HOME

In July 1999, as an adjunct to our Internet gaming consulting business, we launched the "Vegas At Home" portal web-site (www.vegasathome.com) to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We have shut down the site.

DAYPLAN.COM

In July 2000, we acquired DayPlan, a software company offering a complete web-based scheduling platform. DayPlan contains features, such as a group calendar function, which allows users to coordinate activities with an affinity group or organization by allowing multiple users to post to the same calendar. Following the restructuring, we have limited internal resources to enhance or market DayPlan; therefore we intend to seek a strategic partner to develop or market DayPlan.

DISCONTINUED OPERATIONS

In March 1998, we established WMH, a Netherland Antilles corporation, to leverage our gaming business expertise. WMH offered comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, our Board of Directors adopted a plan to discontinue the Internet gaming consulting business and we liquidated WMH in December 2000. Internet gaming consulting did not produce a material portion of our revenues and was not profitable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999.

REVENUES. Consolidated revenues from continuing operations increased 17% to $2,008,000 for the three months ended December 31, 2000 from $1,720,000 for the three months ended December 31, 1999.

Revenues for services provided to the Barona Tribe increased 50% to $1,553,000 from $1,037,000 earned during the same period last year. The increase is a result of higher revenues at the Barona Casino, primarily due to the increase in the number of gaming machines, partially offset by increased expenses at the Barona Casino, attributable to the increased operations and the ongoing expansion project.

Revenues for services provided to clients other than the Barona Tribe decreased 33% to $455,000 from $683,000 earned during the same period last year. The decrease was primarily due to a decrease in services performed due to a reduction in demand for our Internet services.

COST OF REVENUES. Cost of revenues for continuing operations increased 39% to $2,103,000 for the three months ended December 31, 2000 from $1,512,000 during the same period last year. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from an increase in the number of employees in connection with the expanded services offered during the period, increased payroll costs for existing employees, and an adjustment to the expense accrual recorded for unused vacation; (b) marketing VCAT services, primarily related to the new gaming division expansion, and (c) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe. These increases were partially offset by a decrease in client relations expenses incurred during the period.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 17% to $2,253,000 for the three months ended December 31, 2000 from $1,931,000 during the same period last year. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from the increase in the number of employees, increased payroll costs for existing employees, and an adjustment to the expense accrual recorded for unused vacation; (b) advertising and marketing expenses; and (c) facility expenses, attributable to the new offices in Los Angeles and Orange County. These increases were partially offset by a decrease in corporate legal expenses.

RESTRUCTURING EXPENSES AND RELATED ASSET IMPAIRMENT. The company incurred $6,775,000 in restructuring expenses and related asset impairment charges during the three months ended December 31, 2000, consisting primarily of: (a) the impairment of goodwill and other intangibles relating to acquisitions that focused on non-gaming clients and industries; (b) rent, facility and sublease expenses, including the write-down of tenant improvements, for offices that were closed due to the restructuring; (c) severance costs in connection with the reduction in workforce; and (d) other asset write-downs related to the restructuring.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 40% to $398,000 for the three months ended December 31, 2000 from $284,000 for the three months ended December 31, 1999. This increase was a result of an increase in amortization of goodwill related to the acquisitions of webinc, CTI and DayPlan subsequent to December 31, 1999, which was partially offset by a decrease in amortization of stock based compensation. As of December 31, 2000, all of the goodwill was fully written-off as part of the restructuring.

OTHER INCOME AND EXPENSE. For the three months ended December 31, 2000, interest income was $172,000 compared to $125,000 for the three months ended December 31, 1999. The increase was due to higher average interest rates and larger balances in our investments and cash equivalents during the period.

Interest expense decreased to $208,000 for the three months ended December 31, 2000 from $238,000 for the three months ended December 31, 1999, as a result of the early retirement of certain notes payable to two shareholders, including a former director of the Company, which arose out of the 1996 repurchase of shares of our common stock held by them.

Other income and expense during the quarter resulted in a net loss of $481,000, which consisted of: (a) a $200,000 loss recorded to fully reduce the carrying value of our investment in eFresh Incorporated; (b) a $107,000 loss recorded to fully reduce the carrying value of our investment in simplegov.com, Inc.; (c) a $100,000 loss recorded to fully reduce the carrying value of our investment in Senscom, Inc.; (d) an $82,000 gain recorded due to the recovery of the Craftclick note and accrued interest that was previously recorded as a loss; (e) a $64,000 loss recorded to fully reduce the carrying value of our investment in The BigHub.com, Inc.; (f) a $52,000 loss recorded to fully reduce the carrying value of our investment in FastestLink, Inc.; and (g) a $40,000 loss recorded to fully reduce the carrying value of our investment in Bullet Point News, Inc.

INCOME TAX PROVISION. For the three months ended December 31, 2000, we recorded an income tax benefit for continuing operations of $109,000, a decrease from the $848,000 income tax benefit recorded for the three months ended December 31, 1999. The tax benefit is a result of net losses for tax purposes. The decrease in the benefit is primarily a result of the increase in expenses that are not deductible for tax purposes, including: (a) goodwill amortization and the impairment of intangible assets recorded in connection with the restructuring, and (b) the increase in the valuation allowance for the deferred tax asset associated with anticipated capital losses from our investment activities.

DISCONTINUED OPERATIONS. Operating results of the Internet gaming consulting business through March 31, 2000 have been included in net results from discontinued operations for the periods reported.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1999.

REVENUES. Consolidated revenues from continuing operations increased 49% to $8,563,000 for the six months ended December 31, 2000 from $5,758,000 for the six months ended December 31, 1999.

Revenues for services provided to the Barona Tribe increased 63% to $6,869,000 from $4,221,000 earned during the same period last year. The increase is a result of significantly higher revenues at the Barona Casino, primarily due to the increase in the number of gaming machines, partially offset by increased expenses at the Barona Casino, attributable to the increased operations and the ongoing expansion project.

Revenues for services provided to clients other than the Barona Tribe increased 10% to $1,694,000 from $1,537,000 earned during the same period last year. The increase was primarily due to (a) an increase in the scope of services offered and (b) an increase in services performed to additional and existing clients during the first quarter, partially offset by a reduction in demand for our Internet services during the second quarter.

COST OF REVENUES. Cost of revenues for continuing operations increased 48% to $4,125,000 for the six months ended December 31, 2000 from $2,768,000 during the same period last year. The increase was primarily attributable to increases in:
(a) compensation and benefits, resulting from an increase in the number of employees in connection with the expanded services we offer, increased payroll costs for existing employees, and one-time expense accruals recorded for unused vacation; (b) political contributions; (c) cost of sales, including equipment purchases and expenses billed to the client; and (d) client relations expenses, primarily attributable to the Barona Casino gaming floor expansion and the golf course development. These increases were partially offset by a decrease in legal fees incurred in connection with client service work.

GENERAL OPERATING AND ADMINISTRATIVE EXPENSES. General operating and administrative expenses for continuing operations increased 31% to $4,511,000 for the six months ended December 31, 2000 from $3,433,000 during the same period last year. The increase was primarily attributable to increases in: (a) bad-debt expense, which included reserves established for the Rapidcare.com, Inc., simplegov.com, Inc, and FastestLink, Inc. notes; (b) compensation and benefits, resulting from the increase in the number of employees, increased payroll costs for existing employees, and one-time expense accruals recorded for unused vacation; (c) advertising and marketing expenses; (d) facility expenses, attributable to the new offices in Los Angeles and Orange County; and (e) consulting fees incurred in connection with general corporate activities . These increases were partially offset by a decrease in corporate legal expenses.

RESTRUCTURING EXPENSES AND RELATED ASSET IMPAIRMENT. The company incurred $6,999,000 in restructuring expenses and related asset impairment charges during the six months ended December 31, 2000, in connection with the restructuring of our business operations to focus on the gaming industry and our decision to stop offering investor relations services. These expenses consist primarily of: (a) the impairment of goodwill and other intangibles relating to acquisitions that focused on non-gaming clients and industries; (b) rent, facility and sublease expenses, including the write-down of tenant improvements, for offices that were closed due to the restructuring; (c) severance costs in connection with the reductions in workforce; and (d) other asset write-downs related to the restructurings.

AMORTIZATION OF INTANGIBLE ASSETS AND STOCK BASED COMPENSATION. Amortization of intangible assets and stock based compensation for continuing operations increased 33% to $743,000 for the six months ended December 31, 2000 from $557,000 for the six months ended December 31, 1999. This increase was a result of an increase in amortization of goodwill related to acquisitions of webinc, CTI and DayPlan, subsequent to December 31, 1999, partially offset by a decrease in amortization of stock based compensation. As of December 31, 2000, all of the goodwill was fully written-off as part of the restructuring.

OTHER INCOME AND EXPENSE. For the six months ended December 31, 2000, interest income was $285,000 compared to $268,000 for the six months ended December 31, 1999. This increase was due to higher average interest rates and larger balances in our investments and cash equivalents during the period.

Interest expense decreased to $387,000 for the six months ended December 31, 2000 from $433,000 for the six months ended December 31, 1999, as a result of the early retirement of certain notes payable to two shareholders, including a former director of the Company, which arose out of the 1996 repurchase of shares of our common stock held by them.

Other income and expense during the period resulted in a net loss of $2,302,000, which included: (a) a $1,400,000 loss recorded to fully reduce the carrying value of our investment in Predict It, Inc.; (b) a $1,119,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com, Inc.; and
(c) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names. This was in an addition to the other expenses discussed above.

INCOME TAX PROVISION. For the six months ended December 31, 2000, we recorded an income tax provision for continuing operations of $359,000, an increase from the $427,000 income tax benefit recorded for the six months ended December 31, 1999. The tax provision is a result of net income for tax purposes, primarily a result of the significant increase in expenses that are not deductible for tax purposes, including: (a) goodwill amortization and the impairment of intangible assets recorded in connection with the restructuring, (b) the increase in the valuation allowance for the deferred tax asset associated with anticipated capital losses from our investment activities, and (c) political contributions.

DISCONTINUED OPERATIONS. Operating results of the Internet gaming consulting business through March 31, 2000 have been included in net results from discontinued operations for the periods reported.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at December 31, 2000 consisted of unrestricted cash and cash equivalents of $9,070,000. We believe that this will be sufficient to meet our operating and capital requirements for the foreseeable future.

Our cash position increased by $4,303,000 from the June 30, 2000 balance of $4,767,000. This increase was a result of cash flows provided by operating activities of $4,107,000 and cash flows provided by investing activities of $1,173,000, offset by cash flows used in financing activities of $977,000 during the period.

Cash flows provided by operating activities included: (a) losses on impairment of intangible assets of $5,367,000; (b) losses for impairment of investments of $3,308,000; (c) a net change in operating assets and liabilities of $2,799,000, primarily attributable to recording restructuring obligations of $1,136,000, timing differences for revenues earned and recognized and payments of $837,000, an increase in accrued expenses of $411,000 and an income tax provision of $359,000 that, due to stock option activity and the related tax benefits, has no associated payable; (d) a $2,000,000 repayment of amounts due from the Barona casino for the expansion project; (e) depreciation on property and equipment and amortization of intangible assets and goodwill of $1,101,000; (f) establishment of bad debt reserves of $477,000, primarily for notes received for services; and
(g) a $142,000 loss on asset disposals.

Cash flows used in operating activities included (a) $273,000 in securities received for services in lieu of cash and (b) a $129,000 favorable adjustment to deferred stock based compensation.

Cash flows provided by investing activities included (a) the release of restricted cash of $1,518,000 and (b) payment of $105,000 for a portion of the Klamath bonds redeemed by the issuer.

Cash flows used in investing activities included (a) investments in fixed assets of $349,000, and (b) investments in convertible notes of $133,000.

Cash flows used in financing activities were $977,000, for payment on long-term debt related to the stock purchase agreement discussed below.

Additionally, during fiscal year 2001, we established a receivable of $1,251,000 for prior year income tax payments that will be refunded to us in connection with stock option activity during calendar year 2000 that generated tax losses. These tax losses can be carried back two years, and carried forward for up to 20 years, to offset past and future income tax liabilities. These tax losses are expected to have a favorable impact on the future cash flows of VCAT, as collection of the receivable is anticipated to take place at the end of calendar year 2001. In addition, if the company returns to profitability, future tax liabilities will be reduced as remaining tax losses are carried forward.

With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino will share in funding the expansion costs incurred prior to obtaining all outside financing. We agreed to advance up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Casino of which $7,685,000 was outstanding as of December 31, 2000. These advances are accounted for as a receivable from the Barona Casino to VCAT. In January 2000, the Barona Tribe obtained $18,900,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development (discussed below). In May 2000, the Barona Tribe obtained approximately $30,000,000 in outside financing from Sodak Gaming, Inc. for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from Bank of America and Wells Fargo (the "Agents") in an aggregated principal amount of up to $30,000,000 (the "Bridge Loan") to finance the expansion and the related obligations, prior to them obtaining the permanent financing of approximately $175,000,000 (the "Permanent Financing"). The Barona Tribe used $2,000,000 of the Bridge Loan to repay

VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains the Permanent Financing, which is expected to occur in calendar year 2001, unless we are in a cash position that would allow the Barona Casino to retain the remaining advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains the Permanent Financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

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

In October 2000, the Barona Casino closed the Bridge Loan pending completion of the Permanent Financing lead by the Agents. In connection with the Bridge Loan, we entered into an Intercreditor and Subordination Agreement. This agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the Bridge Loan. It also permits up to $5,000,000 of our advances to be repaid prior to the maturity of the Bridge Loan. No payments may be made if there is a default under the terms of the Bridge Loan that has not been cured or waived.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Casino that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to VCAT and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004 VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Casino or the Barona Tribe we may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the December 31, 2000 balance in advances of future consulting fees of $1,216,000 is due primarily to timing differences between consulting revenues earned and recognized and the actual payments to VCAT.

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

Our remaining debt related to this stock repurchase was $8,333,000 as of December 31, 2000. In addition, if all contingent obligations are met, a maximum of $4,856,000 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. We believe that future revenues generated from operations and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt.

In January 2001, we agreed to acquire approximately 208,000 shares of common stock from a former employee in exchange for certain assets and approximately $407,000 in cash. The repurchase was negotiated in connection with the employee's resignation.

In February 2001, our Board of Directors authorized a plan to repurchase up to $1,000,000 of our common stock over the next twelve months. Purchases will be made in privately negotiated or open market transactions, as market and business conditions warrant, although we are not required to purchase any dollar amount or number of shares. The plan may be suspended or discontinued at any time.

Restricted cash and other investments of $137,000 include an irrevocable letter of credit for $133,000 to satisfy the terms of the corporate lease agreement that automatically renews on an annual basis until October 31, 2002, unless cancelled by the lessor.

VCAT has invested in securities and convertible notes of several companies and may continue to invest in the securities of other companies, in connection with our strategy. The aggregate amount invested will depend on our available cash and our ability to identify potential investment candidates. As of December 31, 2000, we have acquired an aggregated gross total of $1,916,000 in securities and convertible notes from other companies in exchange for cash.

As of January 31, 2001, our unrestricted cash and cash equivalents balance was approximately $8,033,000.

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

   - DEPENDENCY ON REVENUES FROM THE BARONA TRIBE

   We derive the majority of our revenue from services provided to the Barona Tribe, which percentage should increase as a result of the restructuring. While we are continuing to take steps to diversify our business activities and resulting revenues, including our current plan to seek additional gaming related business through the proposed Barona/VCAT Joint Venture, including other Indian Tribes, those activities are not yet producing revenues. Accordingly, any material reduction in fees payable to us by the Barona Tribe could have a material adverse affect on our business and financial condition. In connection with the Barona Casino's $225,000,000 expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses. As a result, the consulting revenues paid to us during the expansion project may decrease.

   - THE BARONA CONSULTING AGREEMENT

   Appropriate regulatory authorities have not yet approved the Barona Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified regarding consulting revenue, such action would have a material adverse effect on our business and financial condition.

   -  LIMITED RECOURSE AGAINST TRIBES AND TRIBAL ASSETS

   We have made, and may make, advances or loans (including guarantees of indebtedness) to tribes for the construction, development, equipment and operation of casinos for which we may act as a consultant or manager. These amounts are not conventional in loans subject to customary mortgages or security. If these casinos do not generate sufficient cash flow to repay such indebtedness, our loans may not be repaid. Our principal recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe's indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe's indebtedness to us may not be repaid, if at all, until any senior creditors have been repaid in full.

   As of December 31, 2000 we had unpaid advances of $7,685,000 to the Barona Casino in connection with the ongoing expansion project. We have committed to advance up to $10,000,000 to the Barona Casino, if needed, until all outside financing is obtained. These advances are scheduled to be repaid when all of the $225,000,000 financing is completed. In addition, as noted above, the consulting fees earned by VCAT are now subject to Subordination Agreements relating to the Tax-Exempt Bond Financing and the bridge loan. If a default occurs, it would have a material adverse effect on the business and financial condition of the Company.

   -  VOLATILITY OF AVAILABLE-FOR-SALE SECURITIES

   Our assets are partially comprised of securities of other publicly and non-publicly traded companies, and include positions in equity securities that have experienced significant volatility in their stock prices. It is possible that the number of, and our investment in, these assets will increase in the future. The market price and valuations of the securities that we hold in other companies may fluctuate due to reported results of those companies, market conditions and other conditions over which we have no control. We do not currently attempt to reduce or eliminate our market exposure on these securities. An adverse change in the price of securities we hold would result in a material decrease in the fair value of our available-for-sale securities, which could have a material adverse impact on our business and financial condition. Certain of these companies have encountered financial difficulties that have, and in the future could, result in a write-down of the carrying value of such assets. Any write-down could have a material adverse affect on our operating results and financial condition.

   -  SOME OF OUR SERVICES ACTIVITIES HAVE A LIMITED OPERATING HISTORY

   Certain of our services have been offered for less than a year. Because of our short operating history in these activities, we are unable to provide you with significant data upon which you can evaluate our prospects. We cannot be certain that our expanded business strategy or the business strategies of our existing or prospective clients will be successful. Because we have provided, and may in the future provide, services to and have interests in early stage companies and emerging businesses and have only recently expanded our business strategy in the gaming industry, we are exposed to not only the business risks of our clients but also to the risks of our own business activities.

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

   - YEAR 2000 READINESS DISCLOSURE

   We have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. We are also not aware of any material Year 2000 problems with customers, suppliers or vendors, including our most significant customer's business, the Barona Casino. Accordingly, as of December 31, 2000 we have not incurred any material costs relating to the Year 2000 issue, and we do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2000, the Company held its Annual Meeting of Shareholders. At such Meeting, the following matters were approved by the shareholders:

        (a) Stephen M. Dirks, Andrew B. Laub, Jana McKeag, Charles T. Owen, Charles Reibel, Glenn D. Smith, Cornelius E. ("Neil") Smyth, and L. Donald Speer II were each elected to serve as directors of the Company to hold office for a term of one year and until their respective successors are elected and qualified. The tabulation of the votes cast for election of Directors was as follows:


     Nominee                           Votes For        Votes Withheld
     ----------------                  ---------        --------------
     Stephen M. Dirks                  6,180,254            134,692
     Andrew B. Laub                    6,180,274            134,672
     Jana McKeag                       6,180,114            134,832
     Charles T. Owen                   6,179,774            135,172
     Charles Reibel                    6,176,374            138,572
     Glenn D. Smith                    6,177,051            137,895
     Cornelius E. ("Neil") Smyth       6,176,184            138,762
     L. Donald Speer, II               6,180,114            134,832


        (b) An amendment to the Company's 1996 Non-employee Directors Stock Option Plan to increase the number of shares of our common stock which may be issued and sold under the 1996 Non-employee Directors Stock Option Plan. The tabulation of the votes was as follows:

        Votes For         Votes Against         Abstain
        ---------         -------------         -------
        6,132,337            175,552             7,057


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

      EXHIBIT
         NO.                                    DESCRIPTION
      -------                                   -----------
        N/A




  (b) Reports on Form 8-K. During the Company's first quarter ended December 31, 2000, the Company filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VENTURE CATALYST INCORPORATED,
                               a Utah Corporation



Date: February 13, 2001        By: /S/ L. DONALD SPEER, II
                                  -------------------------------------------
                               L. Donald Speer, II
                               Chairman of the Board and Chief Executive
                               Officer
                               (Authorized Signatory, Principal Executive
                               Officer)

Date: February 13, 2001        By: /S/ KEVIN MCINTOSH
                                  -------------------------------------------
                               Kevin McIntosh
                               Senior Vice President, Chief Financial Officer,
                               and Treasurer
                               (Authorized Signatory, Principal Financial
                               Officer)