Form 10QSB
period 2001-03-31
VENTURE CATALYST INC
filed 2001-05-15
CIK 318291

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File Number: 0-11532

VENTURE CATALYST INCORPORATED

(Exact name of small business issuer as specified in its charter)

Utah	33-0618806

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16868 Via Del Campo Court, Suite 200, San Diego, California 92127
(Address of principal executive offices)

Issuer’s telephone number: (858) 385-1000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 27, 2001, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes  [   ]   No  [X]

VENTURE CATALYST INCORPORATED
FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2001

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited):

Consolidated Balance Sheets - March 31, 2001 and June 30, 2000	3

Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000	4

Nine months ended March 31, 2001 and 2000	5

Consolidated Statements of Cash Flows - Nine months ended March 31, 2001 and 2000	6

Notes to Interim Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS IN FORM 8K	26

SIGNATURES	27

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VENTURE CATALYST INCORPORATED
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and June 30, 2000

	March 31,	June 30,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,771,948	$4,766,743

Due from Barona Tribe — expansion project	7,685,296	9,685,296

Receivables, net	1,304,278	753,012

Prepaid expenses and other assets	319,335	504,712

Total current assets	15,080,857	15,709,763

NONCURRENT ASSETS:

Deferred contract costs, net	2,011,519	2,514,403

Deferred tax asset	985,127	947,558

Property, plant and equipment, net	640,458	1,092,669

Available-for-sale securities, net	554,333	3,176,189

Deposits and other assets	354,456	322,890

Restricted cash	133,000	1,655,460

Non-current receivables (net of allowance of $208,613)	138,706	167,983

Convertible notes, net	54,121	590,842

Held-to-maturity investments	—	395,812

Goodwill and other intangibles, net	—	5,279,401

Total non-current assets	4,871,720	16,143,207

Total assets	$19,952,577	$31,852,970

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Advances of future consulting fees — Barona Tribe	$3,654,371	$2,879,271

Accounts payable and accrued expenses	2,174,196	1,165,007

Current portion of long-term debt	1,833,333	977,150

Deferred revenues	—	301,708

Deferred tax liability	221,084	221,084

Total current liabilities	7,882,984	5,544,220

LONG-TERM DEBT, less current portion	6,500,000	8,333,333

Total liabilities	14,382,984	13,877,553

SHAREHOLDERS’ EQUITY:

Common stock, $.001 par value, 100,000,000 shares authorized and 7,414,156 shares issued	7,415	7,248

Additional paid in capital	12,374,961	13,387,560

Accumulated unrealized holding (losses), net of deferred taxes	(15,651)	(191,383)

Deferred compensation	(46,961)	(1,674,387)

Retained (deficit) earnings	(6,412,889)	6,446,379

Common stock held in treasury, at cost (207,558 shares)	(337,282)	—

Total shareholders’ equity	5,569,593	17,975,417

Total liabilities and shareholders’ equity	$19,952,577	$31,852,970

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Unaudited)

	2001	2000

REVENUES:

Client services	$77,477	$3,493,665

OPERATING EXPENSES:

Cost of revenues	1,742,144	1,134,799

General and administrative expenses	1,377,159	1,941,686

Restructuring expenses and related asset impairment	—	—

Amortization of intangible assets and stock based compensation	193,279	549,023

Operating expenses	3,312,582	3,625,508

Operating loss	(3,235,105)	(131,843)

OTHER INCOME (EXPENSE):

Interest income	126,836	118,528

Interest expense	(208,876)	(237,840)

Other (losses)	(641,176)	—

Other (expense)	(723,216)	(119,312)

(Loss) before income taxes	(3,958,321)	(251,155)

Income tax (benefit) provision	(1,676,472)	362,364

(Loss) from continuing operations	(2,281,849)	(613,519)

Discontinued operations, net of taxes	—	19,442

NET (LOSS)	$(2,281,849)	$(594,077)

OTHER COMPREHENSIVE (LOSS) INCOME:

Unrealized (loss) gain on securities, net of tax	(54,797)	869,542

COMPREHENSIVE (LOSS) INCOME	$(2,336,646)	$275,465

Basic loss per share:

(Loss) from continuing operations	$(.31)	$(.11)

(Loss) on discontinued operations, net of taxes	$—	$—

Net (loss) per share — basic	$(.31)	$(.11)

Diluted loss per share:

(Loss) from continuing operations	$(.31)	$(.11)

(Loss) on discontinued operations, net of taxes	$—	$—

Net (loss) per share — diluted	$(.31)	$(.11)

Weighted average common shares outstanding:

Basic	7,296,540	5,464,690

Diluted	7,296,540	5,464,690

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine months Ended March 31,
(Unaudited)

	2001	2000

REVENUES:

Client services	$8,640,260	$9,252,126

OPERATING EXPENSES:

Cost of revenues	5,866,837	3,921,141

General and administrative expenses	5,888,557	5,373,979

Restructuring expenses and related asset impairment	6,998,931	—

Amortization of intangible assets and stock based compensation	935,893	1,105,565

Operating expenses	19,690,218	10,400,685

Operating loss	(11,049,958)	(1,148,559)

OTHER INCOME (EXPENSE):

Interest income	412,212	386,794

Interest expense	(595,974)	(671,173)

Other (losses)	(2,943,182)	—

Other (expense)	(3,126,944)	(284,379)

(Loss) before income taxes	(14,176,902)	(1,432,938)

Income tax (benefit)	(1,317,634)	(64,250)

(Loss) from continuing operations	(12,859,268)	(1,368,688)

Discontinued operations, net of taxes	—	(123,038)

NET (LOSS)	$(12,859,268)	$(1,491,726)

OTHER COMPREHENSIVE (LOSS) INCOME:

Unrealized (loss) gain on securities, net of tax	(15,651)	1,115,577

COMPREHENSIVE (LOSS)	$(12,874,919)	$(376,149)

Basic loss per share:

(Loss) from continuing operations	$(1.75)	$(.27)

(Loss) on discontinued operations, net of taxes	$—	$(.03)

Net (loss) per share — basic	$(1.75)	$(.30)

Diluted loss per share:

(Loss) from continuing operations	$(1.75)	$(.27)

(Loss) on discontinued operations, net of taxes	$—	$(.03)

Net (loss) per share — diluted	$(1.75)	$(.30)

Weighted average common shares outstanding:

Basic	7,366,057	4,995,549

Diluted	7,366,057	4,995,549

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended March 31,
(Unaudited)

	2001	2000

Increase (decrease) in cash:

Net cash provided by (used in) operating activities:

Net (loss)	$(12,859,268)	$(1,491,726)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,380,912	1,084,880

Provision for bad debts	249,234	128,834

Deferred taxes	(169,060)	(278,232)

Equity and convertible notes received for services	(293,823)	(143,398)

Write-off of assets classified as other assets	10,101	80,000

Loss on disposal of assets, net	517,596	—

Loss on impairment of intangible assets	5,366,919	—

Amortization of stock based compensation	(103,374)	376,494

Due from Barona Tribe — expansion project	2,000,000	(3,110,000)

Loss on impairment of investments	3,585,910	—

Changes in operating assets and liabilities	1,226,670	(2,085,594)

Net cash provided by (used in) operating activities	911,817	(5,438,742)

Cash flows provided by (used in) investing activities:

Release of restricted cash	1,522,460	—

Investment in convertible notes, net of payments	(137,024)	—

Purchase of furniture and equipment	(402,705)	(211,422)

Payment on restricted investment	395,812	100,000

Payment of loans, net of issuances	29,277	17,670

Cash paid for acquisitions	—	(341,005)

Purchase of available-for-sale securities	—	(1,036,000)

Purchase of other intangible assets	—	(100,000)

Net cash (used in) provided by investing activities	1,407,820	(1,570,757)

Cash flows (used in) provided by financing activities:

Proceeds from exercise of stock options	—	3,588,825

Repurchase of common stock	(337,282)	—

Payment of notes payable	(977,150)	400,000

Net cash (used in) provided by financing activities	(1,314,432)	3,188,825

Net increase (decrease) in cash	1,005,205	(3,820,674)

Cash at beginning of period	4,766,743	9,285,928

Cash at end of period	$5,771,948	$5,465,254

Supplemental disclosures of cash flow information:

Interest expense paid	$373,220	$712,686

Income taxes paid	$—	$1,032,500

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1. The Company.

Venture Catalyst Incorporated (“VCAT”) is a leading service provider, offering gaming consulting, infrastructure, and technology integration to the California Native American gaming market.

During fiscal 2001, VCAT realigned its operations to focus solely on the gaming industry. In connection with this decision VCAT eliminated numerous positions, comprising approximately three-quarters of its employees, and closed its facilities in Los Angeles, Orange County and Phoenix. Additionally, VCAT is in the process of relocating its corporate headquarters, located in San Diego, to a smaller facility.

2. Discontinued Operations.

In March 1998, VCAT established a wholly-owned subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherland Antilles corporation (“WMH”). WMH was formed to provide comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, the Board of Directors of VCAT adopted a plan to discontinue the Internet gaming consulting business. Operations ceased as of March 31, 2000, and WMH was liquidated in December 2000.

3. Basis of Presentation of Interim Consolidated Financial Information.

The accompanying interim unaudited consolidated financial statements have been prepared by VCAT and its subsidiaries, DayPlan.com, Inc. (“DayPlan”) and WMH, in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with VCAT’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Current and future financial statements may not be directly comparable to VCAT’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

4. Barona Consulting Agreement.

VCAT has provided services to the Barona Band of Mission Indians and its affiliates (the “Barona Tribe”) since 1991. Consulting services are provided in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”). During February 1998, Modification #1 to the Amended and Restated Consulting Agreement (the “Modification”) extended the term by an additional 60 months. Unless otherwise stated, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to as the “Barona Consulting Agreement.” The Barona Consulting Agreement expires in March 2004.

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

In March 1996, the Barona Tribe submitted the Initial Consulting Agreement (a predecessor agreement to the Amended and Restated Consulting Agreement) to the National Indian Gaming Commission (the “NIGC”). In May 1996, the NIGC determined that the Initial Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the “BIA”). In July 1997, the BIA reviewed the Initial Consulting Agreement and determined that no further action by it with respect to such agreement was required. The NIGC conducted an investigation of the past relationship between the Barona Tribe and VCAT that resulted in a January 1997 settlement agreement.

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

VCAT believes that the Barona Consulting Agreement is not a management agreement, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting Agreement, (b) the NIGC’s findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the Barona Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on VCAT’s business and financial condition. If the NIGC concludes that the Barona Consulting Agreement is not a management agreement, the NIGC will forward such Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Barona Consulting Agreement, and failure to approve such agreement may have a material adverse effect on VCAT’s business and financial condition.

5. Tribal-State Compacts.

In September 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Indian tribes, including the Barona Tribe (the “Barona Compact”). In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior and the approval was published in the Federal Register. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. VCAT believes the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

6. Due from Barona Tribe — Expansion Project.

The Barona Tribe is in the development stage of an approximately $225,000,000 expansion project. VCAT is assisting the Barona Tribe in obtaining outside financing for the project. VCAT plans to share in funding the expansion costs incurred with the Barona Tribe prior to the time that the Barona Tribe obtains all such outside financing. VCAT advanced an aggregate of $9,685,000, of a commitment of up to $10,000,000, as an unsecured, non-interest-bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of March 31, 2001. These advances are accounted for as a receivable from the Barona Tribe to VCAT. In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, the Barona

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Tribe received a 120-day bridge loan from two banks in the amount of $30,000,000 to finance the expansion and the related obligations, prior to them obtaining the remaining outside financing of approximately $175,000,000 (the “Permanent Financing”). In February 2001, the bridge loan was extended to June 30, 2001, and increased by $30,000,000 to a total of $60,000,000. The bridge loan will be repaid out of the Permanent Financing. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains the Permanent Financing, which is expected to be during calendar 2001, unless VCAT is in a cash position that would allow the Barona Tribe to retain the remaining advanced funds for use in its operations during the expansion. If the advances are not repaid when the Barona Tribe obtains the Permanent Financing, they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

7. Acquisitions.

In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. (“Cyberworks”) in exchange for shares of common stock and $500,000 in cash. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc, Inc. (“webinc”) in exchange for 6,884 shares of common stock and $20,000 in cash. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CTInteractive, Inc. (“CTI”) in exchange for 230,474 shares of common stock and $300,000 in cash. In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT.

In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan, a software company offering a complete web-based scheduling platform, in exchange for 175,000 shares of common stock. DayPlan is a wholly-owned subsidiary of VCAT. In April 2001, VCAT decided to discontinue the operations of DayPlan and is currently trying to sell this operation.

During fiscal 2001, VCAT realigned its operations to focus all business activities solely on the gaming industry. This decision resulted in the elimination of approximately three-quarters of its employees, most of whom were in the Internet and Technology divisions, and a transition of all non-gaming clients to other service providers. During the period ending December 31, 2000, in connection with the restructuring, VCAT fully reduced the carrying value of the remaining goodwill associated with the above acquisitions.

8. Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date VCAT has not experienced any losses in such accounts. VCAT cash equivalents consist primarily of commercial paper, certificates of deposits, banker’s acceptances and U.S. treasury securities with maturities ranging from one to three months.

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

9. Business Concentration.

Historically, a significant portion of VCAT’s revenue, and currently, substantially all of its revenue, is earned from its primary client, the Barona Tribe. For the three months ended March 31, 2001 and 2000, the revenues from the Barona Tribe were $0, or 0% of the total revenues, and $2,453,000, or 70% of the total revenues, respectively. For the nine months ended March 31, 2001 and 2000, the revenues from the Barona Tribe were $6,869,000, or 80% of the total revenues, and $6,674,000, or 72% of the total revenues, respectively.

10. Held-to-Maturity Investments and Restricted Cash.

From June 1996 to May 1997, VCAT provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the “Klamath Tribes”). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, at the beginning of this fiscal year, VCAT had a net investment of $396,000 in revenue bonds with a principal face amount of $400,000. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. In October 2000, the Klamath Tribes refinanced their outstanding debt, which defeased the bonds and released the certificate of deposit. In December 2000, the Klamath Tribes redeemed bonds held by the Company with a face amount of $105,000. In March 2001, the Company sold the remaining bonds for $302,000.

Additionally, VCAT issued an irrevocable letter of credit for $133,000 to satisfy the terms of our corporate office lease agreement. Such letter of credit automatically renews on an annual basis through October 31, 2002 unless canceled by the lessor.

11. Available-for-Sale Securities.

At March 31, 2001, available-for-sale securities consist of equity securities carried at fair value and based on quoted market prices. Additionally, VCAT holds equity securities of companies for which no established trading market existed at March 31, 2001. These securities are stated at cost less any deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and expenses any portion of the securities determined necessary for fair statement.

Available-for-sale securities with quoted market prices on March 31, 2001 consist of investments in:

•	CraftClick.com, Inc.

•	clickNsettle.com, Inc.

•	Ultrexx Corporation

•	Predict It, Inc.

•	WorldNet Resource Group, Inc.

•	TheBigHub.com, Inc.

Collectively, these securities had a carrying value of $4,000 at March 31, 2001. During the three months ended March 31, 2001, VCAT recorded a $130,000 loss to fully reduce the carrying value of our investment

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

in Ultrexx and a $17,500 loss recorded to fully reduce the carrying value of our investment in WorldNet Resource Group, Inc., as both companies have been unable to secure necessary additional financing.

During the three months ended December 31, 2000, VCAT recorded a $64,000 loss to fully reduce the carrying value of our investment in TheBigHub.com, Inc. (“BHUB”). During the three months ended September 30, 2000, there was a $1,119,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com, Inc. and a $1,400,000 loss recorded to fully reduce the carrying value of our investment in Predict It, Inc. All of the above companies have been unable to secure necessary additional financing. Available-for-sale securities with no established market prices at March 31, 2001 consist of investments in:

•	Senscom, Inc.

•	Idealab

•	companyfinance.com, Inc.

•	Bullet Point News Inc.

•	Watchnet, Inc.

•	eFresh Incorporated

•	Seatadvisor, Inc.

•	Invigo, Inc.

•	Brand Equity, Inc.

These investments had a net carrying value of $550,000 at March 31, 2001. During the three months ended December 31, 2000, there was a $340,000 loss recorded to fully reduce the carrying value of our investment in eFresh Incorporated ($200,000), Senscom, Inc. ($100,000), and Bullet Point News, Inc. ($40,000), as they have been unable to secure necessary additional financing. During the three months ended September 30, 2000, there was a $76,000 loss recorded to fully reduce the carrying value of our investment in Invigo, Inc., as they were unable to secure necessary additional financing.

During fiscal 2000 the carrying value of our investment in KINeSYS Pharmaceutical, Inc. (“KINeSYS”) was fully reduced. In January 2001, VCAT agreed to exchange shares of KINeSYS and to convert an outstanding KINeSYS receivable, which was previously reserved for, for shares of Brand Equity, Inc., a company formed by the two principals of KINeSYS. They have acquired the assets and most of the liabilities of KINeSYS, and are operating essentially the same business.

An unrealized holding loss of $27,000, net of deferred income taxes of $12,000, has been reflected in the equity section of the consolidated balance sheet based on the change in market value or carrying value of the available-for-sale securities from dates of acquisition to March 31, 2001. Additionally, VCAT holds securities, in the form of options, in the following companies:

•	CraftClick.com, Inc.

•	Entertainment Boulevard, Inc.

•	companyfinance.com, Inc.

These securities were given to us as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis and were determined to have minimal value, due to the significant price premium over market price at the time of grant, and the limited operating history for these companies. VCAT will continue to monitor the operations of the companies and the valuation of these securities, and will establish a fair value and record an unrealized gain (loss), if deemed appropriate.

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

12. Convertible Notes.

As of March 31, 2001, VCAT had a net investment of $54,000 in Watchnet, Inc., FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., and simplegov.com, Inc. in the form of convertible notes. The notes were received for cash investments VCAT made in the companies or as payment for services. The notes are convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrue interest at rates ranging from 8% to 10%, and have maturity dates ranging from April 2001 to March 2002. During the three months ended March 31, 2001, there was a $104,000 loss recorded to fully reduce the carrying value of the note due from Asquare Communications, as they have been unable to secure necessary additional funding. During the three months ended December 31, 2000, there was a $52,000 loss recorded to fully reduce the carrying value of a note due from Fastestlink, Inc., as the company has been dissolved and has transferred its assets to VCAT. Additionally, VCAT recorded a loss of $107,000 for notes due from simplegov.com, as they have been unable to secure necessary additional funding. During the three months ended September 30, 2000, there was a $307,000 bad-debt reserve recorded and a $150,000 loss recorded for the notes due from Rapidcare.com, Inc., as they were unable to raise necessary additional funds. Additionally, there was a $80,000 loss recorded for a note due from CTCK. However, during the three months ended December 31, 2000, CTCK secured sufficient additional funding to repay its note that matured during the period.

Each of the companies are at the early development stage and there can be no assurance that they will be able to obtain the financing or develop the operations necessary to be successful or repay the notes. If more or all of the companies cannot obtain the necessary financing to continue to develop their businesses, there could be additional adverse effects on VCAT’s financial performance, as VCAT will continue to record losses in connection with the impairment of value of these assets.

13. Segment Reporting.

During fiscal 2000, in connection with our plan to leverage our service capabilities and expand our client base, VCAT changed the way it managed its business and consolidated its operations into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under “Client Services”. In September 2000, the Company merged three of its wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT. During fiscal 2001, VCAT realigned its operations to focus solely on the gaming industry. Accordingly, VCAT does not consider segment reporting to be relevant and has discontinued such reporting.

14. Net Loss Per Share.

Below is the reconciliation of the components of the calculation of basic and diluted net loss per share for the time periods indicated:

	For the Three Months		For the Nine months
	ended March 31,		ended March 31,

	2001	2000	2001	2000

Net (loss) available to common shareholders	($2,281,849)	($594,077)	($12,859,268)	($1,491,726)

Weighted average shares outstanding — basic	7,296,540	5,464,690	7,366,057	4,995,549

Effect of stock options	—	—	—	—

Weighted average shares outstanding — diluted	7,296,540	5,464,690	7,366,057	4,995,549

VENTURE CATALYST INCORPORATED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

At March 31, 2001, options to purchase 7,620,471 shares of VCAT’s common stock, at prices ranging from $1.00 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through February 2011, were still outstanding at March 31, 2001.

15. Stock Options.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the nine months ended March 31, 2001:

	Options	Options Price
	Outstanding	Per Share

Outstanding, beginning of year	8,220,659	$1.00–$12.50

Granted	2,572,000	$1.31–$2.41

Exercised	—	—

Cancelled	(3,172,188)	$1.09–$12.50

Outstanding, ending balance	7,620,471	$1.00–$12.50

16. Restructuring Expenses and Related Asset Impairment.

During fiscal 2001, VCAT restructured its business and realigned its operations to focus solely on the gaming industry. As a result, VCAT eliminated approximately three-quarters of its workforce. VCAT recorded expenses and related asset impairment charges of $6,999,000 during fiscal 2001, in connection with its restructuring plan, consisting of:

•	Approximately $635,000 for rent, sub-lease, leasehold improvement obligations, and related facility expenses for offices that were closed due to the reduction in workforce. Approximately $150,000 is for related facility expenses, and $102,000 is for leasehold improvements and related obligations. The remaining $383,000 relates to the estimated future lease expense for which the company will receive no benefit.

•	Approximately $628,000 for severance obligations in connection with the reduction in the company’s workforce.

•	Approximately $5,367,000 for the impairment of goodwill and intangibles relating to acquired businesses that focused on non-gaming clients and industries. This consists of goodwill associated with Cyberworks, CTI, DayPlan and webinc.

•	Approximately $369,000 for various other expenses and asset write-offs related to the restructuring plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

VCAT is a leading service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. We act as a critical resource partner and have our central mission in growing client top line and bottom line revenues at an increasing rate.

In connection with our plan to leverage our service capabilities and expand our client base, we changed the way we manage our business and consolidated our operations into service groups that were combined into one business segment. All services are consolidated into the client services business segment, and are reported under “Client Services”. Additionally, during the third quarter of fiscal 2000 we decided to discontinue our Internet gaming consulting business and liquidate our wholly-owned subsidiary WMH. The operations of that business are reported as “Discontinued Operations”.

Revenues from our largest client, the Barona Tribe constitute a significant portion of our total revenues and the revenues we earn from the Barona Tribe may fluctuate significantly from quarter to quarter. Revenues from the Barona Tribe are likely to be all of our revenues in the immediate future. In addition, our revenues and earnings have fluctuated from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, the performance of the companies that we have ownership positions in, general economic conditions and other factors.

During the three months ended December 31, 2000, VCAT experienced a significant reduction in demand for our Internet and technology services. The weakening condition or failure of many of the Internet-based “dot-com” companies caused many of our clients to rethink or delay their Internet or technology strategy. As a result, the number of projects decreased and the average amount of time required by VCAT to secure any given project increased. Also, as a result in part of the reduction in demand for these services, our revenues for the three months ended December 31, 2000 were substantially lower than the three prior quarters. In response to the reductions in demand and revenue for technology and Internet services VCAT adopted a restructuring plan designed to reduce our costs, in an effort to bring our expenses in line with lower revenues.

During the period ended March 31, 2001, we received no revenue from the Barona Tribe and expect our revenues from the Barona Tribe through December 31, 2001, to be below historical levels. As a result of potential decreases in revenues from the Barona Tribe, we expanded our cost reduction plan during the third quarter of fiscal 2001. The plan has included significant personnel reductions, consolidation of positions throughout the Company at all levels and significant reductions in overhead and capital expenditures, as well as the transition of all non-gaming clients. We will continue to monitor and restructure our operations in light of the rapidly changing market conditions and our revenue expectations from the Barona Tribe. As a result of the restructuring and employee terminations, it may prove increasingly difficult for us to attract and retain our most qualified employees. The failure to attract and retain qualified creative, technical and consulting personnel could materially and adversely affect our financial condition and results of operations. As part of the restructuring, we consolidated our office locations into our San Diego headquarters, which we are in the process of moving to a smaller facility.

Client Services

We provide to gaming clients various services, including infrastructure, technology integration, casino floor layout, public and governmental relations, marketing, strategic planning, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have in the past, and in the future may, make investments or take all or a portion of our fees in investments in our clients. However, we do not expect this to be a significant part of our strategy going forward. We continually review our services to provide the greatest value to our clients to help them achieve success.

We have provided these services to the Barona Tribe since 1991. We currently provide consulting services to the Barona Tribe in connection with their operation of the Barona Casino and their development of the Barona Valley Ranch, which includes a championship golf course and a proposed resort hotel. Our services are provided under the terms of the Consulting Agreement that expires in March 2004. The consulting fees paid to us are based upon a net profit formula that includes the Barona Casino’s income and expenses. Accordingly, although gross revenues of the Barona Casino may increase, our consulting revenue may not correspondingly increase because expenses at the Barona Casino also may increase.

From February 1992 through March 1996 we provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that same period, all of the approximately $13,000,000 to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, was contributed by us. Due in part to our investment in the Barona Casino, the value of the Barona Casino has increased, which is expected to enhance the fees that we may earn over the life of our relationship with the Barona Tribe. We treat these investments as long-term assets, which are recorded as “deferred contract costs” and are being amortized over the remaining life of the Consulting Agreement. However, if the recoverability of these assets is determined not to be probable, we will expense the unamortized portion.

By 1996 the Barona Casino became financially self-sufficient and our relationship with the Barona Tribe evolved from manager of the Barona Casino to consultant to the Barona Tribe, which is managing the Barona Casino. Since our transition from manager to consultant, there have been only two categories of investments by us. The first category relates to commitments made to the Barona Tribe, while we were acting as manager, pursuant to a management agreement, of approximately $550,000, all of which has been paid. The second category relates to a NIGC settlement with VCAT and the Barona Tribe. Commencing in November 1996, we agreed to contribute an additional $2,000,000 to the Barona Tribe, and as of December 31, 2000, we had fully paid the $2,000,000 contribution.

At this time, we have no plans to contribute additional funds or assets to the Barona Casino or the Barona Tribe that will be classified as “deferred contract costs”. However, we will continue to assist the Barona Tribe, from time to time, in obtaining third party outside financing. See the discussion below under the caption “Liquidity and Capital Resources” relating to our advance of funds to the Barona Tribe in connection with the current expansion project.

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

In October 2000, we announced a planned joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture are still being documented.

In August 1998, we acquired Cyberworks, a web-site development and Internet marketing company, to expand our Internet services. The operations of Cyberworks were consolidated into VCAT. VCAT sold the Cyberworks Internet domain names in August 2000 for $1,000,000 and agreed to cease using the business name. This service was discontinued as part of our recent restructuring.

In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provided our spectrum of services to public and private companies. In connection with this expansion we acquired certain assets of Typhoon Capital Consulting, LLC, an investor relations and business consulting firm. In September 2000, we stopped offering investor relations services to third parties.

In January 2000, as part of our diversification strategy, we acquired all of the outstanding shares of capital stock of webinc, a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc were consolidated into VCAT and these services have been discontinued.

In March 2000, we acquired CTI, a full-service technology management firm. The operations of CTI were consolidated into VCAT. This service was discontinued for non-gaming clients as part of our recent restructuring.

During fiscal 2001, VCAT restructured its operations to focus solely on the gaming industry. In connection with this decision VCAT eliminated numerous positions, comprising approximately three-quarters of its employees.

We have made, and will continue to make, significant investments in personnel and resources to allow our business to grow within the Native American gaming industry and to better position us to leverage our financial resources and expertise. We plan to grow our business internally and possibly through acquisitions. Additionally, we are seeking to build our portfolio of gaming clients, which may involve acquiring ownership positions in exchange for both cash and services, to the extent management deems appropriate to carry out our strategic plans. We are continually evaluating and negotiating potential acquisitions or investments in the gaming industry, none of which may come to fruition or may not be material to our business as a whole. There can be no assurance as to the completion or success of any acquisition or investment.

Vegas At Home

In July 1999, as an adjunct to our Internet gaming consulting business, we launched the “Vegas At Home” portal web-site (www.vegasathome.com) to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. We have shut down the site. Vegas At Home did not generate any revenues.

DayPlan.Com

In July 2000, we acquired DayPlan, a software company offering a complete web-based scheduling platform. In April 2001, we decided to discontinue offering the services provided by DayPlan, and the operation is currently for sale. DayPlan did not generate any revenues.

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

Results of Operations

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000.

Revenues. Consolidated revenues from continuing operations decreased 98% to $77,000 for the three months ended March 31, 2001 from $3,494000 for the three months ended March 31, 2000.

We received no fees this quarter for services provided to the Barona Tribe, which is a decrease of 100%, as compared to $2,453,000 earned during the same period last year. Revenues were lower as a result of significant capital, construction, marketing and pre-opening expenses incurred at its primary client’s facility, the Barona Casino. These expenses related to the recent completion of Barona Casino’s interim expansion, marked by the grand opening of the StarDome and the introduction of all 2,000 “Las Vegas style” slot machines.

Revenues for services provided to clients other than the Barona Tribe decreased 93% to $77,000 from $1,041,000 earned during the same period last year. The decrease was primarily due to a decrease in services performed to other clients due to our recent decision to only provide services to Native American gaming clients. The revenues earned during this period consist of final amounts earned on projects we had committed to prior to this decision, and our revenues from non-gaming clients are expected to be zero for the foreseeable future.

Cost of Revenues. Cost of revenues for continuing operations increased 54% to $1,742,000 for the three months ended March 31, 2001 from $1,135,000 during the same period last year. The increase was primarily attributable to increases in: (a) client relations expenses, primarily attributable to the Barona Casino gaming floor expansion and Barona Valley Ranch expansion; (b) costs of providing consulting services related to advertising, marketing and promotion of the Barona Casino; (c) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; and (d) travel and lodging expenses incurred in connection with our business development efforts throughout California. These increases were partially offset by a decrease in compensation and benefits.

General Operating and Administrative Expenses. General operating and administrative expenses for continuing operations decreased 29% to $1,377,000 for the three months ended March 31, 2001 from $1,942,000 during the same period last year. The decrease was primarily attributable to decreases in: (a) compensation and benefits, resulting from the decrease in the number of employees; (b) professional services, including outside consultants and legal fees for general corporate matters; (c) bad debt expenses; and (d) political contributions. These decreases were partially offset by an increase in facility expenses.

Amortization of Intangible Assets and Stock Based Compensation. Amortization of intangible assets and stock based compensation for continuing operations decreased 65% to $193,000 for the three months ended March 31, 2001 from $549,000 for the three months ended March 31, 2000. This decrease was a result of the write-off of the remaining goodwill related to acquisitions of Cyberworks, webinc, and CTI, which was previously being amortized to expense, and a decrease in amortization of stock based compensation.

Other Income and Expense. For the three months ended March 31, 2001, interest income was $127,000 compared to $119,000 for the three months ended March 31, 2000. The increase was due to larger balances in our investments and cash equivalents during the period.

Interest expense decreased to $209,000 for the three months ended March 31, 2001 from $238,000 for the three months ended March 31, 2000, as a result of the early retirement of certain notes payable to two shareholders, including a former director of the Company, which arose out of the 1996 repurchase of shares of our common stock held by them.

Other income and expense during the quarter resulted in a net loss of $641,000, primarily attributable to: (a) a $294,000 loss recorded to fully reduce the carrying value of our tenant improvements at our corporate headquarters, which we are in the process of relocating to a smaller facility; (b) a $130,000 loss recorded to fully reduce the carrying value of our investment in Ultrexx, Inc.; (c) a $104,000 loss recorded to fully reduce the carrying value of our investment in Asquare Communications, Inc.; and (d) a $77,000 estimated loss on asset disposals in connection with our restructuring and facility relocation.

Income Tax Provision. For the three months ended March 31, 2001, we recorded an income tax benefit for continuing operations of $1,676,000, compared to a $362,000 income tax expense recorded for the three months ended March 31, 2000. The tax benefit is a result of net losses for tax purposes during the period.

Discontinued Operations. Operating results of the Internet gaming consulting business through March 31, 2001 have been included in net results from discontinued operations for the periods reported.

Nine months Ended March 31, 2001 Compared with the Nine months Ended March 31, 2000.

Revenues. Consolidated revenues from continuing operations decreased 7% to $8,640,000 for the nine months ended March 31, 2001 from $9,252,000 for the nine months ended March 31, 2000.

Revenues for services provided to the Barona Tribe increased 3% to $6,869,000 from $6,674,000 earned during the same period last year. The slight increase is a result of significantly higher revenues at the Barona Casino, primarily due to the increase in the number and type of gaming machines, offset by increased expenses at the Barona Casino, attributable to the increased operations and the ongoing expansion project.

Revenues for services provided to clients other than the Barona Tribe decreased 31% to $1,771,000 from $2,578,000 earned during the same period last year. The decrease was primarily due to (a) a decrease in services performed to other clients due to our recent decision to only provide services to Native American gaming clients and (b) the reduction in demand for our Internet and Technology services during the second quarter. The decrease was partially offset by an increase in the scope of services offered and an increase in services performed to additional and existing clients during the first quarter.

Cost of Revenues. Cost of revenues for continuing operations increased 50% to $5,867,000 for the nine months ended March 31, 2001 from $3,921,000 during the same period last year. The increase was primarily attributable to increases in: (a) compensation and benefits, resulting from an increase in the average number of employees during the nine month period in connection with the expanded services we offered, increased payroll costs for existing employees, and one-time expense accruals recorded for unused vacation; (b) client relations expenses, primarily attributable to the Barona Casino gaming floor expansion, the golf course development and external financing costs related to the expansion that were paid by VCAT; (c) political contributions; (d) expenses related to our gaming business development efforts and (e) cost of sales, including equipment purchases and expenses billed to clients. These increases were partially offset by a decrease in (a) legal fees and (b) payroll taxes that, due to the option activity, were higher in the prior year.

General Operating and Administrative Expenses. General operating and administrative expenses for continuing operations increased 10% to $5,889,000 for the nine months ended March 31, 2001 from $5,374,000 during the same period last year. The increase was primarily attributable to increases in: (a) facility expenses, attributable to the offices in Los Angeles and Orange County; (b) bad-debt expense, which included reserves established for the numerous investments in convertible notes of start-up Internet and technology companies; (c) advertising and marketing expenses; and (d) compensation and benefits, resulting from the increase in the average number of employees for the nine month period, increased payroll costs for existing employees, and one-time expense accruals recorded for unused vacation. These increases were partially offset by a decrease in corporate legal expenses.

Restructuring Expenses and Related Asset Impairment. The company incurred $6,999,000 in restructuring expenses and related asset impairment charges during the nine months ended March 31, 2001, in connection with the restructuring of our business operations to focus solely on the gaming industry and our decision to stop offering some of our services. These expenses consist primarily of: (a) the impairment of goodwill and other intangibles relating to acquisitions that focused on non-gaming clients and industries; (b) rent, facility and sublease expenses, for offices that were closed due to the restructuring; (c) severance costs in connection with the reductions in workforce; and (d) other expenses and asset write-downs related to the restructuring.

Amortization of Intangible Assets and Stock Based Compensation. Amortization of intangible assets and stock based compensation for continuing operations decreased 15% to $936,000 for the nine months ended March 31, 2001 from $1,106,000 for the nine months ended March 31, 2000. This decrease was a result of a decrease in amortization of stock based compensation, which was partially offset by an increase in amortization of goodwill related to the acquisitions of CTI and DayPlan. As of December 31, 2000, all of the goodwill was fully written-off as part of the restructuring.

Other Income and Expense. For the nine months ended March 31, 2001, interest income was $412,000 compared to $387,000 for the nine months ended March 31, 2000. This increase was due to higher average interest rates and larger balances in our investments and cash equivalents during the period.

Interest expense decreased to $596,000 for the nine months ended March 31, 2001 from $671,000 for the nine months ended March 31, 2000, as a result of the early retirement of certain notes payable to two shareholders, including a former director of the Company, which arose out of the 1996 repurchase of shares of our common stock held by them.

Other income and expense during the period resulted in a net loss of $2,943,000, which included: (a) a $3,585,000 net loss recorded to fully reduce the carrying value of our investments in the securities of numerous Internet and technology companies, most of which were start-up companies; (b) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names; (c) a net loss on fixed asset disposals of $370,000.

Income Tax Provision. For the nine months ended March 31, 2001, we recorded an income tax benefit for continuing operations of $1,318,000, as compared to the $64,000 income tax benefit recorded for the nine months ended March 31, 2000. The tax benefit is a result of net losses for tax purposes during the period.

Discontinued Operations. Operating results of the Internet gaming consulting business through March 31, 2000 have been included in net results from discontinued operations for the periods reported.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2001 consisted of unrestricted cash and cash equivalents of $5,772,000. We believe that after the restructuring our unrestricted cash, along with operations and accounts receivable, will be sufficient to meet our anticipated operating and capital requirements for at least the next twelve months.

Our cash position increased by $1,005,000 from the June 30, 2000 balance of $4,767,000. This increase was a result of cash flows provided by operating activities of $912,000 and cash flows provided by investing activities of $1,408,000, offset by cash flows used in financing activities of $1,314,000 during the period.

Cash flows provided by operating activities included: (a) losses on impairment of intangible assets of $5,367,000; (b) losses for impairment of investments of $3,586,000; (c) a net change in operating assets and liabilities of $1,227,000, primarily attributable to the establishment of a receivable of $1,239,000 for prior year income tax payments that will be refunded to us, timing differences for revenues earned and recognized and payments of $1,222,000, restructuring obligations, net of payments, of $662,000, and an increase in accrued expenses of $348,000; (d) a $2,000,000 repayment of amounts due from the Barona Tribe for the expansion project; (e) depreciation on property and equipment and amortization of intangible assets and goodwill of $1,381,000; (f) a $518,000 loss on asset disposals; and (g) establishment of bad debt reserves of $249,000, primarily for notes received for services.

Cash flows used in operating activities included (a) $294,000 in securities received for services in lieu of cash and (b) a $103,000, net favorable adjustment to deferred compensation.

Cash flows provided by investing activities included (a) the release of restricted cash of $1,522,000 and (b) payment of $396,000 for the sale and redemption of the Klamath bonds.

Cash flows used in investing activities included (a) fixed asset purchases of $403,000 and (b) investments in convertible notes of $137,000.

Cash flows used in financing activities were $977,000, for payment on long-term debt related to the stock purchase agreement (discussed below) and $337,000 for the repurchase of common stock.

During the three month period ended March 31, 2001, we received no revenue from the Barona Tribe and expect our revenues from the Barona Tribe through December 31, 2001, to be below historical levels. As a result of these potential decreases, we have implemented a cost reduction plan to bring expenses in line with the anticipated lower revenues. The plan is designed to achieve a reduction in operating costs to improve our cash flow. The plan includes significant personnel reductions, consolidation of positions throughout the Company at all levels and significant reductions in overhead and capital expenditures.

We believe that, as a result of this plan, when fully implemented, our existing cash balance, combined with operations and collection of receivables, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, if operations significantly under perform historical levels or the Company does not receive timely payment of its receivables, we may need to seek additional capital sources or further reduce expenditures. Although there can be no assurance either alternative would be available at the time or on terms acceptable to the company, if available it could have a material adverse affect on the Company’s financial results or future operations, or may result in dilution to our shareholders.

During fiscal year 2001 the company established a receivable of $1,239,000 for prior year income tax payments that will be refunded to us in connection with the expected current year net operating losses for tax purposes. These tax losses can be carried back two years and we anticipate that these losses will fully absorb the prior two years’ tax payments. These tax losses are expected to have a favorable impact on the future cash flows of VCAT, as collection of the receivable is anticipated to take place at the end of calendar year 2001. Furthermore, additional tax losses were generated in connection with stock activity during calendar year 2000. These tax losses can be carried back two years and carried forward for up to 20 years, to offset past and future income tax liabilities. Therefore, if the company returns to profitability, future tax liabilities will be reduced as remaining tax losses are carried forward.

With respect to the current project to expand the Barona Casino, VCAT and the Barona Tribe will share in funding the expansion costs incurred prior to obtaining all outside financing. We agreed to advance up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Tribe of which $7,685,000 was outstanding as of March 31, 2001. These advances are accounted for as a receivable from the Barona Tribe to VCAT. In January 2000, the Barona Tribe obtained $18,900,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development (discussed below). In May 2000, the Barona Tribe obtained approximately $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from two banks in an aggregated principal amount of up to $30,000,000 (the “Bridge Loan”) to finance the expansion and the related obligations, prior to them obtaining the permanent financing of approximately $175,000,000 (the “Permanent Financing”). In February 2001 the bridge loan was extended to June 30, 2001, and increased by $30,000,000 to a total of $60,000,000. The Barona Tribe used $2,000,000 of the Bridge Loan to repay VCAT for advances made in connection with the expansion project. Payment of the remaining receivable of $7,685,000 is expected to occur when the Barona Tribe obtains the Permanent Financing, which is expected to be during calendar year 2001, unless we are in a cash position that would allow the Barona Tribe to retain the remaining advanced funds for use in the Barona Casino operations during the expansion. If the advances are not repaid when the Barona Tribe obtains the Permanent Financing they would be payable upon terms agreed to between VCAT and the Barona Tribe at that time.

In January 2000, the Barona Tribe completed a placement of tax-exempt limited general obligation bonds in the principal amount of $18,900,000 (the “Tax-Exempt Bond Financing”). The principal use of the bond proceeds is to build a public golf course and related facilities. This project is a part of the $225,000,000 Barona Casino expansion project. In connection with the Tax-Exempt Bond Financing, we entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the Consulting Agreement shall be paid to us so long as we have received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or we shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

In October 2000, the Barona Tribe closed the Bridge Loan, which was extended in February 2001, pending completion of the Permanent Financing. In connection with the Bridge Loan, we entered into an Intercreditor and Subordination Agreement. This agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the Bridge Loan. It also permits up to $5,000,000 of our advances to be repaid prior to the maturity of the Bridge Loan. No payments may be made if there is a default under the terms of the Bridge Loan that has not been cured or waived.

In 1992, there was a one-time advance of future fees under the Consulting Agreement with the Barona Tribe of approximately $2,500,000. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We contributed approximately $2,500,000 to the Tribe that was accounted for as revenue to the Barona Tribe and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to VCAT and were recorded on our books as an obligation called “advances of future consulting fees.” The Barona Tribe established a corresponding receivable. Sometime prior to when the consulting relationship ends VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the balance reverts back to the Barona Tribe we may have a debt to repay. There is no indication how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently. The remaining difference of the March 31, 2001 balance in advances of future consulting fees of $1,154,000 is due primarily to timing differences between consulting revenues earned and recognized and the actual payments to VCAT.

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if the Company has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

The Initial Contingent Obligations are contingent upon VCAT’s retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. VCAT does not foresee this contingency being met on June 30, 2001, therefore we do not anticipate issuing additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement are further subject to compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions.

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

Our remaining debt related to this stock repurchase was $8,333,000 as of March 31, 2001. In addition, if all contingent obligations are met, a maximum of $4,856,000 of aggregate additional consideration may still have to be repaid under the Stock Purchase Agreement. We anticipate that future revenues generated from operations, collection of accounts receivable, and unrestricted cash will be sufficient to service and repay the aggregate amount of this debt. However, if operations continue to underperform historical levels or the Company does not receive timely payment of its receivables, we may need to seek additional capital sources to repay some or all of this debt. Although there can be no assurance that this alternative would be available at the time or on terms acceptable to the Company, if available it could have a material adverse affect on the Company's financial condition, or may result in dilution to our shareholders.

In February 2001, we acquired approximately 208,000 shares of common stock from a former employee in exchange for certain assets and approximately $407,000 in cash. The repurchase was negotiated in connection with the employee’s separation agreement and termination of his employment contract.

In February 2001, our Board of Directors authorized a plan to repurchase up to $1,000,000 of our common stock over the next twelve months. Purchases will be made in privately negotiated or open market transactions, as market and business conditions warrant, although we are not required to purchase any dollar amount or number of shares. The plan may be suspended or discontinued at any time. As of March 31, 2001, no shares had been purchased in connection with this plan.

Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the corporate lease agreement that automatically renews on an annual basis until October 31, 2002, unless cancelled by the lessor.

VCAT has invested in securities and convertible notes of several companies and may continue to invest in the securities of other companies, in connection with our strategy. The aggregate amount invested will depend on our available cash and our ability to identify potential investment candidates. As of March 31, 2001, we have acquired an aggregated gross total of $1,916,000 in securities and convertible notes from other companies in exchange for cash.

As of April 30, 2001, our unrestricted cash and cash equivalents balance was approximately $5,274,000.

Forward-Looking Statements and Certain Factors That May Affect Future Results

This Form 10-QSB, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Consolidated Financial Statements, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting our current expectations. Although we believe that our expectations are based on reasonable assumptions, there can be no assurance that our financial goals or expectations will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of VCAT, or industry results, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of VCAT. We assume no obligation to update or revise any such forward-looking statements or the factors listed below to reflect events or circumstances that may arise after this Report is filed, and that may have an effect on our overall performance.

•	Dependency on Revenues from the Barona Tribe

We derive the majority of our revenue from services provided to the Barona Tribe, which percentage should increase as a result of the restructuring. While we are continuing to take steps to diversify our business activities and resulting revenues, including our current plan to seek additional gaming related business through the proposed Barona/VCAT Joint Venture, those activities are not yet producing revenues. Accordingly, any material reduction in fees payable to us by the Barona Tribe could have a material adverse affect on our business and financial condition. In connection with the Barona Tribe’s $225,000,000 expansion project, the Barona Casino has incurred, and expects to continue to incur, significantly higher expenses. As a result of the increase in expenses at the Barona Casino, there were no fees paid to us during the three months ended March 31, 2001, and we expect fees from the Consulting Agreement to be below historical levels for the balance of calendar year 2001. The consulting revenues paid to us during the expansion project may continue to be negatively affected, which could have a material adverse effect on our business and financial condition.

•	Volatility of Our Stock Price; Possible De-Listing

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, performance of our clients in which we own equity securities, quarterly variations in our operating results, announcements of new services or business activities by the Company or its competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market-trading price. We have received a letter from the NASDAQ Market that our common stock has failed to maintain the required minimum bid price of $1.00 and a minimum market value of public float of $5 million dollars over a period of 30 consecutive trading days. NASDAQ has provided us with 90 calendar days, or until August 6, 2001, to comply with these requirements or be de-listed from trading. If the value of our public float and trading price remains below minimum listing requirements for the NASDAQ National Market, we may be subject to de-listing which could result in trading in our common stock to further decrease or cease, less liquidity for our shareholders and a further decrease in our stock price.

•	The Barona Consulting Agreement

Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement is not approved or is significantly modified regarding consulting revenue, such action would have a material adverse effect on our business and financial condition.

•	Limited Recourse Against Tribes and Tribal Assets

We have made, and may make, advances or loans (including guarantees of indebtedness) to tribes for the construction, development, equipment and operation of casinos for which we may act as a consultant or manager. These amounts are not conventional in loans subject to customary mortgages or security. If these casinos do not generate sufficient cash flow to repay such indebtedness, our loans may not be repaid. Our principal recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe’s indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe’s indebtedness to us may not be repaid, if at all, until any senior creditors have been repaid in full.

As of March 31, 2001 we had unpaid advances of $7,685,000 to the Barona Tribe in connection with the ongoing expansion project. We have committed to advance up to $10,000,000 to the Barona Tribe, if needed, until all outside financing is obtained. These advances are scheduled to be repaid when all of the $225,000,000 financing is completed. In addition, as noted above, the consulting fees earned by VCAT are subject to Subordination Agreements relating to the Tax-Exempt Bond Financing and the Bridge Loan. If a default occurs, it would have a material adverse effect on the business and financial condition of the VCAT.

•	Volatility of Available-For-Sale Securities

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

•	Some of our Services Activities Have a Limited Operating History

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

•	Year 2000 Readiness Disclosure

We have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. We are also not aware of any material Year 2000 problems with customers, suppliers or vendors, including our most significant customer’s business, the Barona Tribe. Accordingly, as of March 31, 2001 we have not incurred any material costs relating to the Year 2000 issue, and we do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit
No.	Description

10.1	Extension to Promissory Note dated March 31, 2001 between Venture Catalyst Incorporated and L. Donald Speer, II and Kelly Elizabeth Speer.

(b) Reports on Form 8-K. During the Company’s first quarter ended March 31, 2001, the Company filed no Current Reports on Form 8-K with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: May 14, 2001	By:	/S/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: May 14, 2001	By:	/S/ KEVIN MCINTOSH

Kevin McIntosh Senior Vice President, Chief Financial Officer, and Treasurer (Authorized Signatory, Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

10.1	Extension to Promissory Note dated March 31, 2001 between Venture Catalyst Incorporated and L. Donald Speer, II and Kelly Elizabeth Speer.