Form 10KSB40
period 2001-06-30
VENTURE CATALYST INC
filed 2001-10-10
CIK 318291

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended: June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Transition Period From                to               .

                        Commission File Number: 0-11532

                               ----------------

                         VENTURE CATALYST INCORPORATED
                 (Name of Small Business Issuer in its Charter)

                    UTAH                                        33-0618806
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
       Incorporation or Organization)

     591 Camino De La Reina, Suite 418,
            San Diego, California                                  92108
  (Address of Principal Executive Offices)                       (Zip Code)

                   Issuer's Telephone Number: (858) 385-1000

                               ----------------

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:
                    Common Stock, $.001 Par Value Per Share
                                (Title of Class)

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year: $8,840,260

   As of September 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $1,055,722.

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At September 17, 2001, there were 7,206,598 shares outstanding of the issuer's common stock, $.001 par value per share, the only class of common equity.

   Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         VENTURE CATALYST INCORPORATED

                          ANNUAL REPORT ON FORM 10-KSB
                    For the Fiscal Year Ended June 30, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

 Item 1:  Description of Business........................................     1
 Item 2:  Description of Property........................................    12
 Item 3:  Legal Proceedings..............................................    12
 Item 4:  Submission of Matters to a Vote of Security Holders............    12

                                    PART II

 Item 5:  Market for Common Equity and Related Stockholder Matters.......    13
 Item 6:  Management's Discussion and Analysis or Plan of Operation......    13
 Item 7:  Financial Statements...........................................    23
 Item 8:  Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    47

                                    PART III

 Item 9:  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act..............    47
 Item 10: Executive Compensation.........................................    50
 Item 11: Security Ownership of Certain Beneficial Owners and
          Management.....................................................    54
 Item 12: Certain Relationships and Related Transactions.................    55
 Item 13: Exhibits and Reports on Form 8-K...............................    58
          Signatures.....................................................    64

   This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 6--Management's Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

Item 1. Description of Business

Overview

   Venture Catalyst Incorporated, or VCAT, is a provider of gaming consulting, infrastructure and technology integration services in the California Native American gaming market. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), a federally recognized, sovereign Native American tribe. We act as a critical resource partner and have as our central mission growing client top line and bottom line revenues at an increasing rate. We offer comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth.

Background

   VCAT is a Utah corporation formerly known as Inland Entertainment Corporation and Inland Casino Corporation, and is a successor to a Delaware corporation organized in June 1994, also known as Inland Casino Corporation ("ICC II"), which was formed to consolidate various gaming related entities then owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company ("Twin Creek"), which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek's assets were distributed to its shareholders. Upon completion of the merger, Twin Creek's name was changed to Inland Casino Corporation.

   In March 1998, VCAT established a wholly-owned foreign subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherlands Antilles corporation ("WMH"), to provide comprehensive marketing, advertising, technical and distribution services for Internet-related businesses, especially Internet casinos. In July 1999, as an adjunct to our Internet gaming consulting business, we launched the "Vegas At Home" portal website (www.vegasathome.com) to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. During the third quarter of the year ended June 30, 2000 ("fiscal 2000"), we decided to discontinue our Internet gaming consulting business and liquidate WMH. We also shut down the "Vegas At Home" website.

   In August 1998, we purchased Cyberworks, Inc. ("Cyberworks"), a website development and online marketing company with existing clients in a wide range of industries. The operations of Cyberworks were subsequently consolidated into VCAT. In August 2000, we sold the Cyberworks Internet domain names and agreed to cease using the business name.

   In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provided our spectrum of services to public and private companies. In connection with this expansion, we acquired certain assets of Typhoon Capital Consulting, LLC, an investor relations and business consulting firm. In December 1999, we changed our name from "Inland Entertainment Corporation" to "Venture Catalyst Incorporated" to reflect our expanded service offerings.

   In January 2000, as part of our diversification strategy, we acquired all of the outstanding shares of capital stock of webinc, a recently-organized corporation whose business plan focused on consulting, incubation and venture capital-related services to start-up and early stage companies focusing on Internet infrastructure and technology. The operations of webinc were consolidated into VCAT.

   In March 2000, we acquired CT Interactive Incorporated, or CTI, a full-service technology management firm. The operations of CTI were consolidated into VCAT.

   Beginning in the second quarter of the fiscal year ended June 30, 2001 ("fiscal 2001"), we experienced a significant reduction in demand for our technology and Internet services. The weakening condition or failure of many of the Internet-based "dot-com" companies caused many of our clients to rethink or delay their Internet or technology strategy. As a result, the number of projects decreased and the average amount of time required by VCAT to secure any given project increased. Also, as a result in part of the reduction in demand for these services, our revenues for the three months ended December 31, 2000 were substantially lower than the three prior quarters.

   In response to the reductions in demand and revenue for technology and Internet services, we restructured our business and realigned our operations to focus solely on the gaming industry. As a result, we eliminated approximately three quarters of our workforce and stopped offering some of our services, including our consulting, investor relations, website development, online marketing, incubation and venture-capital-related services, to non-gaming clients or for projects which were not related to gaming.

   In addition, during fiscal 2001, revenues for services provided to the Barona Tribe decreased 33% from fees earned in fiscal 2000, and substantially all of the revenue from services rendered pursuant to the consulting agreement with the Barona Tribe were earned in the first six months of fiscal 2001. As a result of these developments, we expanded our cost reduction plan. The amount of fees, if any, we are entitled to receive under the consulting agreement can vary from month-to-month based on a number of factors, most of which are beyond our control. Accordingly, we cannot predict what the fees will be in the future. Nevertheless, based upon current projections provided to us by the Barona Tribe in August 2001, we believe that consulting fees paid to us under the consulting agreement will be zero through the end of its current term in March 2004, primarily as a result of increased costs to be incurred at the Barona Casino in connection with their expansion project. However, we are still obligated to provide services under the consulting agreement. We are continuing to monitor and restructure our operations consistent with our obligations to provide services. As part of the restructuring, we consolidated our office locations into our San Diego headquarters, which we moved to a significantly smaller facility in June 2001.

   For a discussion of the financial ramifications regarding these developments, please see Part II, Item 6. Management's Discussion and Analysis or Plan of Operation in this Report, including the discussion under the heading "Factors That May Affect Future Results."

Recent Developments

 Suspension of Stock Repurchase Plan

   In February 2001, our Board of Directors authorized a plan to repurchase up to $1,000,000 of our common stock over a twelve-month period. On August 8, 2001, we announced that the repurchase plan was suspended and as of that date no shares had been purchased in connection with the plan.

 Delisting of our Common Stock

   On August 15, 2001, our common stock was delisted from the Nasdaq Stock Market for failure to comply with Nasdaq's $1.00 minimum bid price and $5 million public float requirements. Our common stock is now traded on the over-the-counter market.

 Going Concern Opinion

   Our independent public accountants have issued their report dated August 24, 2001, that includes an explanatory paragraph stating that in light of the fact that (a) we have suffered recurring losses from operations, (b) we have a net capital deficiency and (c) revenues from our most significant client have been curtailed for the foreseeable future, expresses substantial doubt about our ability to continue as a going concern.

 Formation of Special Committee

   On May 29, 2001, our Board of Directors appointed a Special Committee comprised of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. The Special Committee was empowered to employ legal and other advisors to assist them and retained legal counsel to advise them. The Special Committee reviewed our business operations and prospects, our financial condition and results of operations, our relationships with our employees and the Barona Tribe, and other matters. The Special Committee considered various alternatives for maximizing shareholder value, including but not limited to the sale of VCAT to a third party, the sale of the Native American gaming consulting business to members of management, expanding VCAT's consulting services to additional Native American and other gaming clients, liquidating and dissolving VCAT, and renegotiating the terms of our agreement with the Barona Tribe.

   On September 12, 2001, the Special Committee reported its conclusions to the Board of Directors. Subsequent to the delivery of its report to the Board of Directors, the Special Committee was of the view that its work was completed and decided to dissolve. The Special Committee made the following conclusions:

  . in the Special Committee's view, none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future;

  . VCAT's liabilities exceed the book value of its assets and VCAT's auditors have concluded that there is substantial doubt about VCAT's ability to continue as a going concern;

  . VCAT's business currently consists only of providing consulting services to the Barona Tribe, and VCAT has been unable to obtain additional Native American or other gaming clients;

  . in the Special Committee's view, there is doubt concerning VCAT's ability to obtain additional clients in the future and any additional gaming consulting contracts are likely to be of shorter duration and more limited value than VCAT's consulting agreement with the Barona Tribe;

  . the Special Committee could not establish a value, if any, for our consulting agreement with the Barona Tribe;

  . in the Special Committee's view, with the implementation of certain planned modifications to the operations of the Barona Casino and related properties, additional consulting fees may be received by VCAT under the Consulting Agreement during the remainder of its term, although it is not possible to determine the probability, timing or amount, if any, of such fees;

  . certain of the costs incurred by VCAT in furtherance of VCAT's relationship with the Barona Tribe and in furtherance of Native American causes in general are not required by the strict terms of our consulting agreement with the Barona Tribe;

  . the failure of VCAT to continue to provide the services currently provided by it to the Barona Tribe, could damage VCAT's relationship with the Barona Tribe and could diminish VCAT's ability to obtain additional Native American gaming clients;

  . notwithstanding VCAT's recent and ongoing cost containment efforts, VCAT's operating expenses, including wages, could be further reduced without affecting the services currently provided to the Barona Tribe;

  . L. Donald Speer, our Chairman, President and Chief Executive Officer, is critical to the continuation of VCAT's relationship with the Barona Tribe; and

  . no payment of principal or interest is likely to be required with respect to VCAT's long-term debt for the foreseeable future under the terms thereof.

   The Special Committee made a number of recommendations to the Board of Directors, including:

  . that we establish concrete milestones by which to judge the effectiveness of our efforts to obtain additional Native American or other gaming clients, and if the milestones are not timely met, that the costs of our marketing efforts be reduced or eliminated;

  . that management present to the Board of Directors recommendations concerning methods of reducing VCAT's overhead to the greatest extent practicable;

  .  that we give consideration to the following cost reduction proposals:
     (a) terminating any employee who is not essential to the delivery of services required to be delivered by us to the Barona Tribe under the strict terms of the consulting agreement or to the administrative functions required by VCAT's status as a public company; (b) reducing the wages paid and benefits provided to the remaining employees as far as reasonably practicable in light of their responsibilities and the employment market; (c) implementation of a stock-based compensation plan to retain essential employees; (d) limiting the development of the client relationship management software, a new product currently under development, to such applications that we believe would be most likely add significantly to the revenues of the Barona Casino; and (e) the costs incurred by VCAT on behalf of the Barona Tribe (including, but not limited to, expenditures for legislative advocacy and charitable contributions) should be limited to those required by the strict terms of the consulting agreement and, to the extent determined to be so required, should be reduced to the greatest extent practicable;

  . that we immediately attempt to collect from the Barona Tribe the $7,685,000 in advances which are currently listed among our current assets;

  . that we immediately attempt to have forgiven by the Barona Tribe, or otherwise resolve the $3,682,000 in advances of future consulting fees which are currently listed among our current liabilities;

  . that management present to the Board of Directors recommendations concerning the renegotiation of our relationship with the Barona Tribe and the holders of our long-term debt;

  . that management present to the Board of Directors a business plan relating to the client relationship management software currently being developed by us; and

  . that management report to the Board of Directors the status of our planned joint venture with the Barona Tribe.

   One of the strategic alternatives considered by the Special Committee was a proposal by L. Donald Speer, our President, Chief Executive Officer and Chairman of the Board to acquire all of the assets relating to VCAT's Native American gaming consulting business in exchange for assuming the liabilities associated with the business as well as VCAT's long-term debt. Under this proposal, VCAT would continue as a public company with cash as its only asset. As such it could then explore a number of alternatives including acquisition by a third party with an operating business, investment by VCAT in a third party company or companies or liquidation. The Special Committee did not recommend that the Board of Directors approve Mr. Speer's proposal as then constituted because certain issues concerning the proposal remained to be resolved to the Special Committee's satisfaction. Nevertheless, the Special Committee's report provided the opportunity for Mr. Speer to submit an amended proposal in the future.

   Mr. Speer has not made an amended proposal as of the date of this report. While it is possible that Mr. Speer will make an amended proposal, there can be no assurance that such a proposal, or any other proposal, will be made. Nor can there be any assurance that the terms of any proposal that may be made will be acceptable to VCAT.

   The Board of Directors has taken the Special Committee's recommendations under consideration and management and the Board are currently working together to evaluate VCAT's operations and strategy in light of the Special Committee's recommendations and develop a comprehensive plan to move forward. Consistent with that approach, acting on one of the recommendations of the Special Committee, we requested that the Barona Tribe repay to us $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior the Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to us.

Business Strategy

   Pending resolution by the Board of Directors relating to the recommendations of the Special Committee as discussed above, we are continuing with our strategy of (a) continuing our long-standing relationship with the Barona Tribe and (b) expanding and marketing our services to other Native American Tribes, initially in California. We continually review our services that we believe will provide the greatest value to clients to help them achieve success, which may include adding or eliminating particular services.

   We have made, and may continue to make, investments in personnel and resources to further our efforts to grow our business within the Native American gaming industry and to better position us to leverage our resources and expertise. We plan to grow our business internally through seeking additional gaming clients and possibly through acquisitions. In October 2000, we announced a planned joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture have not yet been finalized. There can be no assurance that this proposed venture will be completed or result in additional clients or revenues. Further, there can be no assurance as to the completion or success of any of our strategies.

   We expect that in the coming weeks, after the Board of Directors and management have considered the recommendations of the Special Committee, the Board of Directors will further refine our business strategy and take steps to implement such refined strategy.

Client Services

   We have provided our services to several Native American tribes, including the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Casino and development of the Barona Valley Ranch. The Barona Casino includes 2,000 slot machines, 29 table games, and 2 restaurants. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for over 3,000 cars. The Barona Casino is open 24 hours a day, 365 days a year. The Barona Casino is currently undergoing a $240 million expansion project known as the Barona Valley Ranch which, when complete, will expand its gaming and resort facilities to include a new casino with approximately 105,000 square feet of gaming space, a 400 room resort hotel, a five story parking structure and an events center. This is in addition to an 18-hole championship golf course which opened in January 2001.

   The Barona Tribe is currently our only client. Despite our marketing efforts, we have been unable to obtain additional Native American or other gaming clients, and there can be no assurance that we will be able to do so in the future. Any additional gaming contracts that we may obtain are likely to be of a shorter duration and more limited value than the consulting agreement with the Barona Tribe. Accordingly, repayment of advances made by us to the Barona Tribe in connection with the expansion project will likely represent the only source for funds for the immediate future.

Agreement with the Barona Tribe

   We have provided services to the Barona Tribe since 1991. We are currently providing services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998. The consulting agreement expires March 31, 2004, unless renewed or extended.

   Under the consulting agreement, the amount, if any, that we are paid by the Barona Tribe for our services is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino, (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and the expansion project, (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino for the month, and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

   Our monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Casino exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe's determination to draw a minimum income stream from the net income of the Barona Casino.

   Under the consulting agreement, before any consulting fees are required to be paid to VCAT, the Barona Tribe has the right to draw from the net operating income of the Barona Casino a minimum income stream (the "Tribal Draw"), the amount of which is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995. Under this methodology, the Barona Tribe draws a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Casino. For purposes of these calculations, the net operating income for the Barona Casino consists of the gross monthly revenues of the Barona Casino less all cash and non-cash expenses, including those related to the expansion project, interest and depreciation (other than our consulting fees) and capitalized interest, recorded in accordance with generally accepted accounting principles. To the extent the sum of the gross consulting fee and the Tribal Draw exceeds the net operating income from the Barona Casino for a given month, our net consulting fee is reduced. The amount by which our fee is reduced becomes a deferred fee which we may, under certain circumstances, be entitled to recover in subsequent months, as described below. In other words, our net consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula set forth in the consulting agreement or (b) the net income of the Barona Casino after the Tribal Draw has been made. Moreover, since our monthly consulting fee cannot be reduced to less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the minimum Tribal Draw, our net consulting fee for that month is zero and a shortfall is created that must be reversed in subsequent months before a fee can be paid to VCAT. Any shortfall is cumulative, and is carried forward indefinitely until reversed in subsequent months. We are not entitled to receive any consulting fees when there is a shortfall.

   Any downward adjustments to our consulting fee that are made to accommodate the Tribal Draw can be recovered by us in subsequent months to the extent the net operating income for the Barona Casino exceeds the sum of the Tribal Draw and our consulting fees. These upward adjustments have to be made up within a "contract year", which is a 12 month period from April to March. If the upward adjustments are not made up within the "contract year", they are lost permanently. Additionally, the Barona Tribe has the right to increase its draw or impose additional taxes or assessments on the revenues of the Barona Casino at any time which could result in a reduction or an elimination of consulting fees which might otherwise be payable to us. To date, the Barona Tribe has not exercised such right.

   Our right to receive consulting fees under the consulting agreement is subordinated to some of the Barona Tribe's outstanding indebtedness. In connection with two of the Barona Tribe's financings, we entered into agreements pursuant to which no consulting fee earned under the consulting agreement shall be paid to us if there is a default by the Barona Tribe under the applicable financing documents. One of these agreements also limits the Barona Tribe's ability to make payments to us under the debt coverage ratios set forth in the loan agreement. As of July 31, 2001, payments for all amounts owed to us were permitted under these agreements. For a more detailed discussion of these subordination arrangements, please see Part II, Item 6. Management's Discussion and Analysis or Plan of Operation in this Report, including the discussion under the heading "Liquidity and Capital Resources."

   Although it is impossible to predict what our consulting fees will be in the future, based on the Barona Tribe's projections provided to us in August 2001, the consulting fees paid to us by the Barona Tribe during the expansion project are expected to be zero for the balance of the consulting agreement, primarily as a result of increased costs incurred at the Barona Casino in connection with its expansion project. However, we will still be obligated to provide services under the consulting agreement through March 2004. This has had and will continue to have a material adverse effect on our financial condition.

   Our services under the consulting agreement are to consult with the Barona Tribe, the Barona Tribal Council, the management of the Barona Casino and the Barona Tribal Gaming Commission. Our services have included consulting in the area of general casino operations, security and surveillance, marketing and advertising, food & beverage operation, architecture, interior design and construction, governmental affairs, regulatory matters and public relations. The Barona Tribe may request additional services from us.

   The Barona Tribe may terminate the consulting agreement without cause at any time by giving us nine months prior notice. Either party may terminate the consulting agreement if the other party commits a material breach of the agreement or commits or knowingly allows to be committed any act of theft or embezzlement; however, theft or embezzlement by an officer or employee of VCAT without our knowledge shall not terminate the consulting agreement if we repay all funds stolen or embezzled as soon as we become aware of it. Disputes arising under the consulting agreement are first submitted to the Barona Tribal Council or the Barona Tribal Gaming Commission; if not resolved, disputes will be arbitrated in San Diego.

Competition

   The gaming consulting industry is highly competitive. We compete in varying degrees with numerous other entities for clients, including accounting firms, management consulting firms, gaming companies and casino operators. The financial, technological, personnel resources and service offerings of these firms vary significantly and certain competitors may have greater resources and ability to supply clients with certain strategic, technical and creative skills. We believe that reputation and client satisfaction are the principal competitive factors in our service markets.

   Additionally, we expect competition to continue to increase in Native American gaming in California due to the recent expansion of authorized gaming activities and a resulting increase in casinos. In the past, experienced gaming companies have not been active in Native American gaming operations in California. However, certain operators have recently negotiated agreements with or commenced services to Native American tribes located in California and we anticipate that as California gaming operations continue to grow, there will be significantly more competition from other casino consulting or management companies for new business and for customers to casinos. In addition, more Native American tribes may choose to develop and operate their casinos without engaging either a management or consulting company.

Marketing and Sales Strategies

   We market our services through continuing personal contact with existing and prospective clients and industry leaders, media advertising, sponsorships, attendance at industry conferences and presentations of our qualifications and credentials. We believe a high level of customer satisfaction is critical to attracting and retaining clients.

Regulatory Matters

   The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations.

 Federal Regulation of Native American Gaming

   The Indian Gaming Regulatory Act ("IGRA") categorizes gaming as Class I, Class II and Class III activities. Class I activities are defined as social games solely for prizes of minimal value or traditional forms of Native American gaming engaged as a part of, tribal ceremonies or celebrations. Class II gaming includes (a) bingo, if played in the same location, pull-tabs, lotto, punch boards, tip jars, and other games similar to bingo, and (b) card games that are authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, if played in conformity with the laws and regulations of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (a) any banked card games, including baccarat, chemin de fer or blackjack, or (b) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all other forms of gaming.

   The Chairman of the National Indian Gaming Commission (the "NIGC") can impose civil fines of up to $25,000 per violation against the tribal operator or a management contractor for any violation of IGRA. The NIGC also may impose Federal criminal sanctions for illegal gaming on Native American land and for theft from Native American gaming facilities. The Chairman of the NIGC also has the power to order temporary closure of a Native American gaming operation for substantial violation of the provisions of IGRA, or of tribal regulations, ordinances or resolutions approved under IGRA. After a temporary closure order, the Native American tribe or management contractor involved has a right to a hearing before the NIGC to decide whether a permanent closure of the gaming operation order will be issued.

   IGRA provides that a Native American tribe may permit Class II gaming on its lands if (a) the gaming is located within a state that permits such gaming for any purpose by any person, and (b) the governing body of the Native American tribe adopts an ordinance or resolution which is approved by the Chairman of the NIGC. Gaming profits received by the Native American tribe may only be used to (a) fund tribal government operations or programs; (b) provide for the general welfare of the Native American tribe and its members; (c) promote tribal economic development; (d) donate to charitable organizations; or (e) fund operations of local government agencies.

   Any Native American tribe engaged in Class II gaming may petition the NIGC for a certificate of self-regulation if is has (a) continuously conducted such activity for a period of at lease three years, including at least one year after 1988; and (b) otherwise complied with the applicable provisions of IGRA. The NIGC will issue a certificate if it determines that the Native American tribe has, among other things, (a) conducted gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and
(b) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecuting violations of its gaming ordinance and regulations. A Native American tribe may only engage in Class III gaming if it enters into a tribal-state compact, or agrees to abide by a set of regulatory rules obtained from the U.S. Secretary of the Interior.

   A Native American tribe may enter into a management contract for the operation and management of gaming activities if the Chairman of the NIGC has approved the contract. Laws regarding approval of Class II and Class III management contracts place limitations on the amount of any management fee which is based on a percentage of the operation's net revenues from gaming. The Chairman of the NIGC (or the Chairman's designee), after notice and hearing, has the authority to require contract modifications or may void any contract in the event of certain violations. In addition, under IGRA regulations, management agreements that have not been approved by the U.S. Secretary of the Interior or the Chairman of the NIGC may be deemed void.

   Under IGRA, tribal governments have primary regulatory authority over gaming on Native American land unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including VCAT, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Native Americans. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, record keeping and auditing of the tribe's gaming expenses; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

   The NIGC does not approve consulting contracts; however, the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded to the Bureau of Indian Affairs (the "BIA") for approval.

   Under IGRA, a management contract can be approved only after a federal determination that there will be (a) adequate accounting procedures and financial reports furnished to the tribe; (b) tribal access to the daily operations of the gaming enterprise; (c) minimum payments to the Tribe prior to paying development and construction costs; (d) a cap on the repayment of development and construction costs; and (e) a maximum contract term of five years and a maximum management fee of 30% of profits; provided, that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues or profits if a very substantial capital investment is required or the income projections justify a larger fee or a longer term.

   Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person's gaming experience. Such a person also must agree to respond to questions from the NIGC.

   The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Native American gaming management companies, gaming equipment suppliers and certain lenders to Native American gaming operations. The NIGC will not approve a management contract and may void an existing management contract if an officer, director, key employee or an interested party of the management company (a) is an elected member of the Native American tribal government; (b) has been or is convicted of a felony gaming offense; (c) has knowingly and willfully provided false information to the NIGC or the tribe; (d) has refused to respond to questions from the NIGC; or (e) whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or increase the chance of unsuitable activities in gaming. In addition, the NIGC will not approve a management contract if the management company has attempted to unduly influence any decision or process of tribal government relating to gaming, or has materially breached the terms of the management contract, or the tribe's gaming ordinance.

   Our Articles of Incorporation provide that if an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which we are a party, the interested party shall be required to divest all of our common stock owned by such party within a 90 day period. If unable to sell the common stock, we must purchase it at a price below the fair market value of such common stock. As a public company, we have limited ability to regulate who our shareholders may be. In the event that we cannot purchase such shares, and the NIGC denies approval of, or seeks to void any of the agreements, such action by the NIGC would have a material adverse effect on us.

   In March 1996, the Barona Tribe submitted the VCAT consulting agreement to the NIGC. In April 1996, we amended the consulting agreement to correct errors in the fee calculations. Because we concluded that the amended consulting agreement did not contain any material changes to the original consulting agreement, we did not submit the amendment to the NIGC at that time. In May 1996, the NIGC determined that the original consulting agreement was not a management agreement and, therefore, not subject to NIGC approval. In July 1997, the BIA determined that no action was required with respect to the original consulting agreement.

   In January 1997, we entered into a settlement agreement with the NIGC regarding our historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC, among other things, held that our relationship with the Barona Tribe benefited the Barona Tribe and made no finding of violations of any laws by us. We agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, we agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five annual installments, commencing in January 1997 (the "NIGC Settlement Obligation"). All amounts due under this agreement have been paid as of June 30, 2001.

   In January 1997, after the settlement with the NIGC was reached, we submitted to the NIGC the amended consulting agreement. In April 1997, we received a letter from the NIGC questioning whether the consulting agreement, as amended, was a management contract and stating that additional review would be necessary. In February 1998, we entered into a modification of the consulting agreement that, among other things, extended the term from March 1999 to March 2004 and clarified certain accounting practices relating to the calculation of the consulting fee. In March 1999, the NIGC started a preliminary review of our relationship with the Barona Tribe, including the amended consulting agreement. In September 1999, we submitted the modification of the consulting agreement to the NIGC. The review remains pending.

   We believe that the consulting agreement, as amended and modified, is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA, (b) the NIGC's findings in the January Settlement Agreement, and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the consulting agreement, as amended, is not a management contract. The failure of the NIGC to determine that the consulting agreement, as amended, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the consulting agreement, as amended, is not a management agreement, it will forward the consulting agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the consulting agreement, as amended and modified. The failure to approve the consulting agreement, as amended and modified, could have a material adverse effect on our business and financial condition.

 Native American Nation Sovereignty/Barona Tribal Regulation

   Native American tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, in the consulting agreement there is a limited waiver of sovereign immunity with respect only to suits by us to enforce the agreement. We would expect similar limited waiver provisions to be contained in any other material agreements that we entered into with a Native American tribe.

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

   On September 10, 1999, the State of California and several tribes, including the Barona Tribe, entered into new tribal-state gaming compacts (the "Barona Compact"). Under its terms, the Barona Compact was not effective until ratified by statute, and approved by the California voters in the March 2000 primary election. On March 7, 2000, the people of the State of California amended the State constitution and enacted the Indian Self-Reliance Amendment. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000.

   The Barona Compact authorizes 1,057 Class III machines. In May 2000, the Barona Tribe obtained a license for an additional 943 machines. The Barona Compact terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation may be sought for 12 months following the effective date of the Barona Compact. In addition, the Tribe shall have the right to terminate the compact in the event the right of Native American tribes to operate gaming devices in California is no longer exclusive.

   Under the Barona Compact, the gaming activities which may be offered by the Tribe include (a) the operation of up to 2000 Class III gaming machines, (b) banked and percentage card games, and (c) any devices or games that are authorized by the California State Lottery, provided that the Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

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

   The Barona Tribe must make contributions to a Special Distribution Fund based on the number of gaming devices operated by the Tribe as of September 1, 1999. The Special Distribution Funds are subject to appropriation by the state legislature including for (a) programs designed to address gambling addiction;
(b) the support of government agencies impacted by tribal gaming; (c) regulatory costs incurred by the State Gaming Agency and the state Department of Justice in connection with the compact; and (d) the Revenue Sharing Trust Fund (under which tribes without a compact receive an estimated $1.1 million per year). In addition, the Barona Tribe must pay an additional assessment with respect to the 943 additional machines.

   Pursuant to the Barona Compact, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. While the Barona Tribe does not have to be licensed because it is a sovereign governmental entity, the State Gambling Control Act applies to all others associated with Class III gaming at the Barona Casino. The Barona Tribe established a Tribal Gaming Commission five years ago and adopted a Tribal Gaming Ordinance to authorize gaming on the Barona Reservation, which was approved by the NIGC. Tribal Gaming Licenses are subject to biennial renewal.

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

 Federal Gaming Laws Other Than IGRA and the Barona Compact

   In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Native American land are subject to a number of other Federal statutes, including the Assimilative Crimes Act, which imposes Federal criminal penalties for the violation of state laws on Native American reservations, and the Johnson Act, which imposes Federal criminal penalties for the operation of mechanical gambling devices on Native American reservations. If gaming activities on Native American land are not in compliance with IGRA, the Assimilative Crimes Act or the Johnson Act, (prohibiting mechanical gambling devices on Native American lands) may apply, imposing criminal and civil penalties on such activities. In addition, the Treasury Department has adopted regulations under the Bank Secrecy Act that apply specifically to Native American gaming operations. These regulations impose Federal criminal penalties for the violation of Federal regulations requiring the reporting of information on unusual or large cash transactions. The Barona Casino has implemented procedures and programs to comply with these regulations.

Research and Development

   We spent approximately $71,000 on research and development in fiscal 2001 and $0 in fiscal 2000. Our research and development group, consisting of one software engineer and our Director of Information Solutions, focuses on developing the client relationship management software for the gaming and hospitality industry. A portion of our research and development work is performed by a third-party software development company.

   The market for the client relationship management software is uncertain, and is subject to rapid and significant changes and frequent new technology and product introductions. There can be no assurance that we will be able to successfully develop the client relationship management software into a marketable product.

Employees

   As of September 17, 2001, we had 15 full-time employees, none of whom are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 2. Description of Property

   Our executive offices are located at 591 Camino De La Reina, Suite 418, San Diego, California 92108, and consist of approximately 1,500 square feet under a lease that will expire in June 2004. We lease approximately 20,000 square feet of office space in San Diego, California, which has been sublet to a third party. We also sublease approximately 4,232 square feet of office space in Los Angeles, California, which we are currently attempting to sublease. We believe that the current facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, we believe that we will be able to secure additional space at reasonable rates.

Item 3. Legal Proceedings

   We are not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders of VCAT during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

   Our common stock, par value $.001 per share (the "Common Stock"), traded on the Nasdaq National Market under the symbol VCAT through the fiscal year ended June 30, 2001. The table below reflects the high and low closing prices of the Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                     High   Low
                                                                    ------ -----
     Fiscal Year 2001
     First Quarter................................................. $ 4.69 $3.16
     Second Quarter................................................   3.56  1.09
     Third Quarter.................................................   1.63  0.59
     Fourth Quarter................................................   0.72  0.31

     Fiscal Year 2000
     First Quarter................................................. $ 3.38 $2.31
     Second Quarter................................................   5.00  2.50
     Third Quarter.................................................  18.13  5.38
     Fourth Quarter................................................   8.00  3.44

   On August 15, 2001 our Common Stock was delisted from the Nasdaq National Market for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our Common Stock currently trades on the Over-The-Counter ("OTC") Bulletin Board maintained by the National Association of Securities Dealers, Inc. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely effected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

Holders

   The number of shareholders of record as of September 17, 2001 was 3,137.

Dividend Policy

   To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

   VCAT is a service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), a federally recognized, sovereign Native American tribe. We act as a critical resource partner and have as our central mission growing client top line and bottom line revenues at an increasing rate. We offer comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have, in the past, made investments, or taken all or a portion of our fees, in securities of our clients. However, we do not expect this to be a significant part of our strategy going forward.

   Revenues from the Barona Tribe have always constituted a significant portion of our total revenues. Our revenues from the Barona Tribe have always fluctuated significantly from quarter to quarter. For our services under the consulting agreement, we receive fees only if certain net profit levels are achieved by the Barona Casino. The fees under the consulting agreement are calculated using a complex formula taking into account gross revenues, cash and non-cash expenses and capitalized interest, and tribal distributions, taxes or other assessments imposed by the Barona Tribe. Accordingly, an increase in revenues at the Barona Casino may not have a corresponding effect on our fees calculated under the consulting agreement. Because of increased costs incurred at the Barona Casino, the consulting fees paid to us by the Barona Tribe during fiscal 2001 were significantly below historical levels and, based upon the Barona Tribe's latest revenue and expense projections, are expected to be zero through the end of its current term in March 2004.

   During fiscal 2000, we expanded our services to include broader consulting services to emerging and Internet businesses. We provided our spectrum of services to public and private companies. In connection with this expansion we acquired certain assets and businesses providing investor relations, business consulting, technology management, incubation and venture capital related services. During fiscal 2001, in response to the reductions in demand and revenue for technology and Internet services, we adopted a restructuring plan designed to decrease our service offerings and reduce our costs. We expanded our cost reduction plan because of potential decreases in revenues from the Barona Tribe, and we are continuing with this plan currently. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the cessation of services to all non-gaming clients. We will continue to monitor and restructure our operations in light of the rapidly changing market conditions and our revenue expectations from the Barona Tribe.

   In October 2000, we announced a planned joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture have not yet been finalized. There can be no assurance that this proposed venture will be completed or result in additional clients or revenues. Further, there can be no assurance as to the completion or success of any of our strategies.

   From February 1992 through March 1996, we provided casino management services at the Barona Casino pursuant to a management agreement with the Barona Tribe. During that period, all of the approximately $13,000,000 needed to purchase or construct the fixed assets at the Barona Casino, such as buildings, equipment and capital improvements, were contributed by us. Since our transition from manager to consultant, we contributed approximately $550,000 that was committed to while we were acting as manager pursuant to a management agreement, and an additional $2,000,000, pursuant to a settlement agreement with the NIGC, all of which has been paid.

   Due in part to our investments in the Barona Casino, the value of the Barona Casino increased, which was expected to enhance the fees that we may earn over the life of our relationship with the Barona Tribe. We recorded these investments as "deferred contract costs" which were being amortized over the remaining life of the consulting agreement. However, on an ongoing basis, we review the valuation and recoverability of these unamortized deferred contract costs to determine the probability of recoverability. At the end of fiscal 2001, we fully reduced the carrying value of the deferred contract costs, which were $1,899,767, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the consulting agreement. This amount was recorded as "Impairment of Deferred Contract Costs."

Results of Operations

 Revenues

   Consolidated revenues for fiscal 2001 from continuing operations decreased to $8,840,000 from $14,843,000 for fiscal 2000. Substantially all of our revenues for fiscal 2001 were generated in the first six months of the fiscal year.

   Revenues for services provided to the Barona Tribe in fiscal 2001 decreased 33% to $7,069,000 from $10,512,000 earned during fiscal 2000. Of these revenues, only $200,000 were earned in the last six months of fiscal 2001. Revenues were lower as a result of significant capital, construction, interest, marketing and operating expenses incurred at our client's facility, the Barona Casino. These expenses primarily related to the recent completion of Barona Casino's interim expansion, marked by the grand opening of the StarDome and the introduction of all 2,000 "Las Vegas style" slot machines, and the increase of debt by the Barona Tribe for use in the expansion project. Approximately 80% of the revenues earned during fiscal 2001 are attributable to fees earned under the consulting agreement with Barona Tribe, compared to 71% in fiscal 2000.

   Revenues for services provided to clients other than the Barona Tribe in fiscal 2001 decreased 59% to $1,771,000 from $4,331,000 earned during fiscal 2000. The decrease was primarily due to a decrease in services performed to other clients due to our restructuring program and the decision to only provide services to Native American gaming clients, as a result of a decrease in demand for our services as a result of the weakening condition or failure of many of the Internet-based "dot-com" companies. The revenues earned during the third quarter of fiscal 2001 were $77,477, which consisted of final amounts earned on projects that we had committed to prior to our restructuring, and there were no revenues earned for services to other clients during the fourth quarter of fiscal 2001. Our revenues from non-gaming clients are expected to be zero in the future.

 Cost of Revenues

   Cost of revenues for continuing operations increased 36% to $7,036,000 for fiscal 2001, from $5,178,000 during fiscal 2000. The increase was primarily attributable to increases in (a) client relation expenses, primarily attributable to the Barona Casino gaming floor expansion, the golf course development and external financing costs related to the expansion that were paid by us; (b) compensation and benefits, resulting from an increase in the average number of employees during the year in connection with the expanded services we offered, increased payroll costs for existing employees, and one-time expense accruals recorded for unused vacation; (c) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (d) political contributions, (e) charitable contributions; and
(f) expenses related to our gaming business development efforts. These increases were partially offset by a decrease in (a) payroll taxes that, due to the option activity, were higher in the prior year and (b) legal fees.

   Primarily as a result of our restructuring, these costs fell during the fourth quarter of fiscal 2001 to $1,169,000, from $1,742,000 in the third quarter of fiscal 2001 and may decline further. However, we are still obligated to provide services to the Barona Tribe under the consulting agreement, which requires significant costs.

 General Operating and Administrative Expenses

   General operating and administrative expenses for continuing operations decreased 10% to $6,781,000 for fiscal 2001 from $7,570,000 for fiscal 2000. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, primarily as a result of the restructuring plan implemented during fiscal 2001; (b) legal fees; (c) consulting fees and professional services incurred in connection with general corporate activities; and (d) expenses incurred in connection with shareholder communications and investor relations. These decreases were partially offset by increases in (a) facility expenses, attributable to the offices in Los Angeles and Orange County, (b) employee relations and (c) advertising and marketing expenses.

   As a result of our restructuring, these costs fell during the fourth quarter of fiscal 2001 to $892,000, from $1,377,000 in the third quarter of fiscal 2001 and may decline further.

 Restructuring Expenses and Related Asset Impairment

   We incurred $7,235,000 in restructuring expenses and related asset impairment charges during fiscal 2001, in connection with the restructuring of our business operations to focus solely on the gaming industry and our decision to stop offering many of our services. These expenses consist primarily of (a) the impairment of goodwill and other intangibles relating to acquisitions that focused on non-gaming clients and industries; (b) rent, sub-lease and lease termination charges, leasehold improvement obligations, and related facility expenses for offices that were closed due to the restructuring; (c) severance costs in connection with the reductions in workforce; and (d) other expenses and asset write-downs related to the restructuring. There were no comparable charges in fiscal 2000.

 Impairment of Deferred Contract Costs

   In fiscal 2001, we fully reduced the carrying value of the deferred contract costs, which were $1,899,767, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the contract. There were no comparable charges in fiscal 2000.

 Amortization of Intangible Assets and Stock-Based Compensation

   Amortization of intangible assets and stock-based compensation for continuing operations decreased 49% to $1,065,000 for fiscal 2001 from $2,090,000 for fiscal 2000, primarily as a result of a decrease in stock-based compensation related to options granted to consultants and advisory panel members, and discounted options granted to four employees in connection with their employment, which ended in the first half of fiscal 2001.

 Other Income and Expense

   For fiscal 2001, interest income was $468,000 compared to $473,000 for fiscal 2000. Interest expense decreased to $804,000 for fiscal 2001 from $866,000 for fiscal 2000, as a result of the early retirement of certain notes payable to two shareholders, including a former director of VCAT, which arose out of the 1996 repurchase of shares of our common stock held by them.

   Other income and expense during fiscal 2001 resulted in a net loss of $3,625,000, which included (a) a $4,173,000 net loss recorded to fully reduce the carrying value of our investments in the securities of numerous Internet and technology companies, most of which were start-up companies; (b) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names; (c) a net loss on fixed asset disposals of $463,000; and (d) a gain of $11,000 from the disposition of bonds held as investments.

 Income Tax Benefit/Provision

   For fiscal 2001, we recorded an income tax benefit for continuing operations of $627,000, a change of $726,000 from the $99,000 income tax provision recorded for fiscal 2000. The tax benefit in fiscal 2001 was primarily due to the tax loss, compared to taxable income during fiscal 2000. Our effective tax rate may vary significantly from period to period based on our profitability and the deductibility of certain costs and expenses.

Discontinued Operations

   Operating results of the Internet Gaming Consulting segment through June 30, 2000, have been included in net results from discontinued operations for the periods reported. There were no operations during fiscal 2001 for this segment. During fiscal 2000, the Internet Gaming Consulting business realized revenues of $315,000, and a loss, net of tax benefit, of $94,000.

Liquidity and Capital Resources

   Our principal source of liquidity at June 30, 2001 consisted of unrestricted cash and cash equivalents of $4,100,000.

   During fiscal 2001, our cash position decreased by $667,000 to $4,100,000 from the June 30, 2000 balance of $4,767,000. This decrease was a result of net cash used in operating activities of $906,000 and cash used in financing activities of $1,314,000 partially offset by net cash provided by investing activities of $1,553,000 during the period.

   Cash used in operating activities was $906,000, and resulted primarily from the net loss of $18,510,000, offset by a net change in operating assets and liabilities of $3,349,000 and non-cash expenses and adjustments of $14,255,000, which included (a) losses on impairment of intangible assets of $5,367,000; (b) losses for impairment of investments of $4,173,000; (c) a $1,900,000 loss on impairment of deferred contract costs; (d) depreciation on property and equipment and amortization of intangible assets and goodwill of $1,566,000;
(e) $627,000 provision for deferred taxes; (f) a $611,000 loss on asset disposals; and (g) amortization of stock-based compensation of $473,412.

   Cash used in financing activities included (a) a payment on long-term debt related to the stock purchase agreement of $977,000 (as discussed below) and
(b) a payment of $337,000 for the repurchase of common stock.

   Cash used in investing activities included (a) fixed asset purchases of $310,000 and (b) investments in convertible notes of $145,000.

   Cash provided by investing activities included (a) the release of restricted cash of $1,522,000 and (b) payments of $396,000 for the sale and redemption of the Klamath bonds.

   With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino agreed to share in funding the expansion costs incurred prior to obtaining all outside financing. We advanced an aggregate of $9,685,000, of a commitment of up to $10,000,000, as an unsecured, non-interest-bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of June 30, 2001. These advances are accounted for as a receivable from the Barona Tribe to us.

   In January 2000, the Barona Tribe completed a placement of tax-exempt limited general obligation bonds in the principal amount of $18,890,000 (the "Tax-Exempt Bond Financing"). The principal use of the bond proceeds was to build a public golf course and related facilities. In connection with the Tax-Exempt Bond Financing, we entered into a Consulting Fee Subordination Agreement pursuant to which no consulting fee earned under the consulting agreement shall be paid to us so long as we have received notice from the trustee for the benefit of the bondholders of an event of default for which there is a payment default under the indenture and such default shall be continuing or we shall have been notified that any levied Government Service Tax remains unpaid in whole or in part.

   In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from two banks in the amount of $30,000,000 to finance the expansion and the related obligations, prior to them obtaining permanent outside financing. In February 2001, the bridge loan was extended to June 30, 2001, and increased by $30,000,000 to a total of $60,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay us for previous advances. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000 (the "Permanent Financing"). The bridge loan and equipment vendor financing were repaid out of the Permanent Financing. The Permanent Financing allows the Barona Tribe to pay us in full for the previously advanced funds. Acting on one of the recommendations of the Special Committee, we requested that the Barona Tribe repay to us $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to us.

   In connection with the bridge loan, we entered into an Intercreditor and Subordination Agreement, and in connection with the Permanent Financing, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement. The agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the Permanent Financing loan agreement. No payments may be made if there is a default under the terms of the Permanent Financing loan agreement that has not been cured or waived.

   We currently have an obligation called "advances of future consulting fees" due to the Barona Tribe of $3,682,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were paid to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004, VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the obligation is not forgiven, we may have a debt to repay. There is no indication how this issue will ultimately be resolved. As noted above, the Special Committee has recommended to the Board that it attempt to resolve this issue. All other transactions between the two parties are being treated independently. The remaining June 30, 2001 balance in advances of future consulting fees of $1,182,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time.

   In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included
(a) an aggregate cash payment of $200,000 to such shareholders upon closing,
(b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 1997, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and
(d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

   The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, therefore we did record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met. All payments pursuant to the Stock Purchase Agreement and the outstanding notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions.

   In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of VCAT's restricted stock and warrants to acquire an additional 144,775 shares of our common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

   The remaining principal amount of debt related to this stock repurchase was $8,333,000 as of June 30, 2001. In addition, if all contingent obligations are met, an additional $4,856,000 in principal amount of debt will be incurred under the Stock Purchase Agreement. We are not obligated to make payments to the note holders when otherwise due if we are not able to meet financial tests set forth in the Stock Purchase Agreement and the notes. Because of our current financial position, we are not required to make payments under the notes in September 2001 and, based upon projections provided to us by the Barona Tribe in August 2001 and our current sources of revenues, we do not expect that such payments will be required for the foreseeable future. Failure to make a payment under these circumstances does not constitute a default under the notes, although the accrued interest is added to the principal and the debt continues to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future. If our financial condition improves to the extent that we meet the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, we do not have sufficient cash on hand to pay the scheduled payments and sustain our ongoing operations, we would need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to us, or, if available it could have a material adverse affect on our financial condition, or may result in dilution to our shareholders.

   In February 2001, we acquired 208,000 shares of common stock from a former employee in exchange for certain assets and $337,000 in cash. The repurchase was negotiated in connection with the employee's separation agreement and termination of his employment contract.

   Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the corporate lease agreement that automatically renews on an annual basis until October 31, 2002, unless cancelled by the lessor.

   As of June 30, 2001, we had recorded a $4,173,000 net loss to fully reduce the carrying value of our investments in the securities of numerous companies, of which $1,390,000 was obtained in exchange for cash.

   As of October 9, 2001, our unrestricted cash and cash equivalents balance was approximately $9,204,000, which includes the repayment to us of $7,685,000, representing the remaining amount of advances that we made to the Barona Tribe prior to the Tribe obtaining all of its outside financing to fund its expansion project. In addition, we expect to receive a tax refund in the amount of $1,172,000 in mid-October of 2001. We believe that our unrestricted cash, and the anticipated income tax receivable will be sufficient to meet our known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months.

Factors That May Affect Future Results

   The risks described below are not the only ones that we face. Any of the following risks could seriously harm our business, financial condition or results of operations. The following risk factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

 Dependency on revenues from the Barona Tribe; Material decrease in fees

   We have derived substantially all of our revenue from services provided to the Barona Tribe. Our revenues from the Barona Tribe have fluctuated from quarter to quarter. As a result of the restructuring, this percentage increased and the Barona Tribe became our only client. While we are continuing to take steps to diversify our business activities and any resulting revenues, those activities are not producing revenues, and may not be successful. There can be no assurance that our efforts will be successful or will result in additional clients or revenues. Accordingly, any material reduction in fees payable to us by the Barona Tribe has had and will continue to have a material adverse affect on our business and financial condition.

 We have reported losses and may not be able to return to profitability

   We have recently reported significant losses attributable to our restructuring of our business and material decreases in fees payable to us by our only client, the Barona Tribe. As a result, as of June 30, 2001 we have a retained deficit of $12,063,893 and our liabilities exceed our assets. Fees from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the consulting agreement as a result of the expansion project at the Barona Casino. Accordingly, we are unlikely to return to profitability for the foreseeable future, if at all. We have a history of substantial losses and negative cash flows. We expect these losses and negative cash flows to continue in the future. If we are unable to generate sufficient revenue from our operations or raise sufficient additional capital, we may not be able to continue to operate our business, and you may lose your investment.

 Our auditors have expressed doubts about our ability to continue as a going concern

   We have received an audit report from our independent auditors containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, curtailed revenue expectations from the Barona Tribe and our net capital deficiency.

 Limited recourse against tribes and tribal assets

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

 Approval of our consulting agreement with the Barona Tribe by appropriate regulatory authorities is still pending

   Appropriate regulatory authorities have not yet approved the consulting agreement. If the consulting agreement is not approved or is significantly modified from the standpoint of consulting revenue, such action could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

 There has been an increase in competition for us and for our only client

   The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. As California gaming operations grow, there will be increasing competition from other gaming consulting or management companies for new clients. This could result in fewer potential clients or less profitable potential arrangements which could have a material adverse effect on our attempts to obtain additional clients or generate additional revenue sources. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from 4 to 9 in the past 12 months and there may be additional casinos that attempt to open in this area, all of which may be competing for customers. This increased competition could reduce the profit levels achieved at the Barona Casino and further reduce the likelihood of fees to us under the consulting agreement.

 Difficulty attracting and retaining key employees; Limited resources to grow business

   We have taken several steps, such as reducing overhead and staffing to control expenses, and may take additional steps to further reduce expenses. However, this may reduce our ability to attract and retain employees or to pursue or exploit additional business opportunities. If we are unable to attract and retain qualified employees or pursue or exploit future business opportunities, it could have a material adverse effect on our business and financial condition, and we may not be able to continue to operate our business.

 Dependence upon key personnel

   Our success largely depends upon the continued contributions of L. Donald Speer, II, the Chairman of the Board and Chief Executive Officer of VCAT. The loss of Mr. Speer's services, for any reason, may have a material adverse effect on our prospects. We have not entered into any employment agreements with Mr. Speer and there is nothing preventing him from departing at any time from employment with us. There can be no assurance that we will be able to find a suitable replacement. To the extent that Mr. Speer's services become unavailable or if Mr. Speer were to resign, such loss could result in the termination of the consulting agreement and the loss of other service opportunities with other Native American Tribes. There can be no assurance that we would be able to retain the Barona Tribe as a client.

 A deterioration in national and regional economic conditions could adversely impact our results

   Our consulting fees and the repayment to us of advances are dependent upon the revenues generated by the Barona Casino. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino's operations. During periods of economic contraction, the Barona Casino's revenues may decrease while some of its costs remain fixed, resulting in decreased net income for the Barona Casino. In addition, gaming and other leisure activities offered by the Barona Casino are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Barona Tribe's gaming and hotel facilities, as consumers spend less in anticipation of a potential economic downturn.

   If the revenues of the Barona Casino decrease, the likelihood that our consulting fee under the consulting agreement will be zero increases. Accordingly, our business, assets, financial condition and results of operations could be adversely affected by weakening national and regional economic conditions.

   In addition, the terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. on September 11, 2001 could have a negative effect on the Barona Tribe's customers' participation in leisure activities and discretionary spending for an undetermined period of time. While these adverse effects could be material to VCAT, we are unable to estimate their extent at this time.

 Our stock has been delisted from Nasdaq

   On August 15, 2001 our common stock was delisted from the Nasdaq National Market for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our common stock currently trades on the Over-The-Counter ("OTC") Bulletin Board. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely effected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

   The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, quarterly variations in our operating results, the market where our common stock trades, announcements of new services or business activities by us or our competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market-trading price.

 Inflation

   To date, inflation has not had a material impact on our financial condition or our results of operations. However, that may change in the future and the impact could be material to our results of operations or financial condition.

Item 7. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants........................  24

Financial Statements:

  Consolidated Balance Sheet--June 30, 2001...............................  25

  Consolidated Statements of Operations and Comprehensive Loss--Years
   Ended June 30, 2001 and 2000...........................................  26

  Consolidated Statements of Shareholders' Equity (Deficit)--Years Ended
   June 30, 2001 and 2000.................................................  27

  Consolidated Statements of Cash Flows--Years Ended June 30, 2001 and
   2000...................................................................  28

  Notes to Consolidated Financial Statements..............................  29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Venture Catalyst Incorporated
San Diego, California

   We have audited the accompanying consolidated balance sheet of Venture Catalyst Incorporated as of June 30, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venture Catalyst Incorporated as of June 30, 2001, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. In addition, the revenues from the Company's most significant client have been curtailed for the foreseeable future. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
August 24, 2001 [Except for Notes 2, 9 and 23 as to which the date is October 9, 2001]

                         VENTURE CATALYST INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents....................................... $  4,099,927
  Due from Barona Tribe--expansion project........................    7,685,296
  Income tax receivable...........................................    1,171,767
  Accounts receivable, net........................................       65,771
  Prepaid expenses and other current assets.......................       46,630
                                                                   ------------
    Total current assets..........................................   13,069,391
NON-CURRENT ASSETS:
  Property, plant and equipment, net..............................      381,159
  Deposits and other assets.......................................      218,219
  Restricted cash.................................................      133,000
  Non-current receivables (net of allowance of $247,944)..........       39,042
  Convertible notes, net..........................................       55,118
                                                                   ------------
    Total non-current assets......................................      826,538
                                                                   ------------
    Total assets.................................................. $ 13,895,929
                                                                   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Advances of future consulting fees--Barona Tribe................ $  3,682,240
  Accounts payable and accrued expenses...........................    2,018,852
  Current portion of long-term debt...............................    1,833,333
                                                                   ------------
    Total current liabilities.....................................    7,534,425
LONG-TERM DEBT, less current portion..............................    6,500,000
                                                                   ------------
    Total liabilities.............................................   14,034,425
SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000 shares authorized and
   7,414,156 shares issued........................................        7,415
  Additional paid in capital......................................   12,283,568
  Deferred compensation...........................................      (28,304)
  Retained deficit................................................  (12,063,893)
  Common stock held in treasury, at cost (207,558 shares).........     (337,282)
                                                                   ------------
    Total shareholders' deficit...................................     (138,496)
                                                                   ------------
    Total liabilities and shareholders' deficit................... $ 13,895,929
                                                                   ============

         The accompanying notes are an integral part of this statement.

                         VENTURE CATALYST INCORPORATED

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                              Years Ended June 30,

                                                         2001         2000
                                                     ------------  -----------
REVENUES:
  Client services................................... $  8,840,260  $14,843,245
OPERATING EXPENSES:
  Cost of revenues..................................    7,035,708    5,178,461
  General and administrative expenses...............    6,780,685    7,570,295
  Restructuring expenses and related asset
   impairment.......................................    7,234,609          --
  Impairment of deferred contract costs.............    1,899,767          --
  Amortization of intangible assets and stock-based
   compensation.....................................    1,064,951    2,089,913
                                                     ------------  -----------
  Operating expenses................................   24,015,720   14,838,669
                                                     ------------  -----------
  Operating (loss) income...........................  (15,175,460)       4,576
OTHER INCOME (EXPENSE):
  Interest income...................................      467,569      472,757
  Interest expense..................................     (804,428)    (866,334)
  Gain on sale of Internet domain names.............    1,000,000          --
  Loss on impairment of investments and other.......   (4,625,162)    (123,216)
                                                     ------------  -----------
  Other expense.....................................   (3,962,021)    (516,793)
                                                     ------------  -----------
Loss before income taxes............................  (19,137,481)    (512,217)
Income tax (benefit) provision......................     (627,210)      99,000
                                                     ------------  -----------
Loss from continuing operations.....................  (18,510,271)    (611,217)
Discontinued operations, net of tax benefit of
 $63,000............................................          --       (94,051)
                                                     ------------  -----------
Loss before extraordinary item......................  (18,510,271)    (705,268)
Extraordinary item, debt extinguishment.............          --      (324,021)
                                                     ------------  -----------
NET LOSS............................................ $(18,510,271) $(1,029,289)
                                                     ============  ===========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gain (loss) on securities..............      191,383     (191,383)
                                                     ------------  -----------
COMPREHENSIVE LOSS.................................. $(18,318,888) $(1,220,672)
                                                     ============  ===========
Basic and diluted loss per share:
  Loss from continuing operations................... $      (2.53) $      (.11)
  Loss on discontinued operations, net of taxes.....          --          (.02)
                                                     ------------  -----------
  Loss before extraordinary item....................        (2.53)        (.13)
  Extraordinary loss, net of tax....................          --          (.06)
                                                     ------------  -----------
  Net loss per share................................ $      (2.53) $      (.19)
                                                     ------------  -----------
Weighted average common shares outstanding..........    7,326,301    5,435,157
                                                     ============  ===========

         The accompanying notes are an integral part of this statement.

                         VENTURE CATALYST INCORPORATED

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                       Years Ended June 30, 2001 and 2000

                                                                                                              Total
                                Common Stock           Additional                             Retained    Shareholders'
                         ----------------------------    Paid in    Unrealized   Deferred     Earnings        Equity
                          Shares    Amount  Treasury     Capital      Losses   Compensation  (Deficit)      (Deficit)
                         ---------  ------  ---------  -----------  ---------- ------------ ------------  -------------
Balance at June 30,
 1999................... 4,753,786  $4,754  $     --   $ 1,297,808   $    --    $      --   $  7,475,668   $ 8,778,230
 Issuance of shares for
  acquisitions..........   687,818     689        --     4,075,492        --           --            --      4,076,181
 Exercise of stock
  options............... 1,226,781   1,226        --     3,978,310        --           --            --      3,979,536
 Granting of non-
  employee stock
  options...............       --      --         --     2,643,243        --    (1,674,387)          --        968,856
 Unrealized loss on
  securities, net of
  taxes of $143,203.....       --      --         --           --    (191,383)         --            --      (191,383)
 Conversion of debt to
  equity................   579,105     579        --     3,392,707        --           --            --      3,393,286
 Additional
  consideration for 1996
  stock redemption......       --      --         --    (2,000,000)       --           --            --    (2,000,000)
 Net loss...............       --      --         --           --         --           --     (1,029,289)   (1,029,289)
                         ---------  ------  ---------  -----------   --------   ----------  ------------   -----------
Balance at June 30,
 2000................... 7,247,490   7,248        --    13,387,560   (191,383)  (1,674,387)    6,446,379    17,975,417
                         =========  ======  =========  ===========   ========   ==========  ============   ===========
 Issuance of shares for
  acquisition...........   175,000     175        --       699,825        --           --            --        700,000
 Cancelled Shares.......    (8,334)     (8)       --       (71,664)       --           --            --        (71,672)
 Non-employee stock
  option grants.........       --      --         --        46,892        --       (46,892)          --            --
 Amortization of
  deferred
  compensation..........       --      --         --           --         --       473,412           --        473,412
 Cancellation of stock
  options related to
  employee
  terminations..........       --      --         --      (760,870)                760,870           --            --
 Remeasurement of stock
  options under
  "modification
  accounting"...........       --      --         --    (1,018,175)       --       458,693           --      (559,482)
 Change in unrealized
  loss on securities....       --      --         --           --     191,383          --            --        191,383
 Repurchase of common
  stock.................       --      --    (337,282)         --         --           --            --       (337,282)
 Net loss...............       --      --         --           --         --           --    (18,510,272)  (18,510,272)
                         ---------  ------  ---------  -----------   --------   ----------  ------------   -----------
Balance at June 30,
 2001................... 7,414,156  $7,415  $(337,282) $12,283,568   $    --    $  (28,304) $(12,063,893)  $  (138,496)
                         =========  ======  =========  ===========   ========   ==========  ============   ===========

         The accompanying notes are an integral part of this statement.

                         VENTURE CATALYST INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended June 30,

                                                         2001         2000
                                                     ------------  -----------
Decrease in cash:
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss........................................... $(18,510,272) $(1,029,289)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................    1,565,545    1,585,989
  Provision for bad debts...........................      380,829      270,357
  Write-off of asset classified as other asset......       10,101       80,000
  Loss on conversion of debt........................          --       324,021
  Loss on disposal of assets........................      610,844        2,994
  Provision for deferred taxes......................      627,210     (331,682)
  Amortization of stock-based compensation..........      473,412      888,337
  Remeasurement of stock options....................     (559,482)         --
  Loss on impairment of intangible assets...........    5,366,919          --
  Loss on impairment of deferred contract costs.....    1,899,767          --
  Loss on impairment of investments.................    4,173,294      120,000
  Equity and convertible notes received for
   services.........................................     (292,992)    (463,435)
 Changes in assets and liabilities:
  Due from Barona Tribe--expansion project..........    2,000,000   (6,495,150)
  Accounts receivable...............................      612,854     (426,858)
  Income tax receivable.............................   (1,171,767)         --
  Prepaid expenses and other current assets.........      458,080     (257,562)
  Deposits and other assets.........................       94,675       17,681
  Accounts payable and accrued expenses.............      853,843      (51,258)
  Deferred revenues.................................     (301,708)     176,636
  Income taxes payable..............................          --      (386,745)
  Advances of future consulting fees................      802,970      275,814
                                                     ------------  -----------
   Net cash used in operating activities............     (905,878)  (5,700,150)
                                                     ------------  -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Cash paid for acquisitions........................          --      (341,005)
  Purchase of other intangible assets...............          --      (100,000)
  Purchase of short-term investments and
   convertible notes................................     (144,801)    (350,000)
  Purchase of available-for-sale securities.........          (50)  (1,386,000)
  Payment on restricted investment in bonds.........      395,812      100,000
  Release of restricted cash........................    1,522,460          --
  Purchase of furniture and equipment...............     (309,535)    (375,380)
  Payments received on loans........................      345,275       53,814
  Issuance of loans.................................     (255,667)         --
                                                     ------------  -----------
   Net cash provided by (used in) investing
    activities......................................    1,553,494   (2,398,571)
                                                     ------------  -----------
CASH FLOWS (USED IN) PROVIDED BY FINANCING
 ACTIVITIES:
  Payment of notes payable..........................     (977,150)    (400,000)
  Repurchase of common stock........................     (337,282)         --
  Proceeds from exercise of stock options...........          --     3,979,536
                                                     ------------  -----------
   Net cash (used in) provided by financing
    activities......................................   (1,314,432)   3,579,536
                                                     ------------  -----------
   Net decrease in cash.............................     (666,816)  (4,519,185)
Cash at beginning of period.........................    4,766,743    9,285,928
                                                     ------------  -----------
Cash at end of period............................... $  4,099,927  $ 4,766,743
                                                     ============  ===========
Supplemental disclosures of cash flow information:
  Interest expense paid............................. $    373,883  $ 1,164,677
                                                     ============  ===========
  Income taxes paid................................. $        --   $ 1,030,000
                                                     ============  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Redemption of common stock by issuance of notes
 payable............................................ $        --   $ 2,000,000
                                                     ------------  -----------
Conversion of note payable to equity................ $        --   $ 3,393,286
                                                     ------------  -----------
Acquisition:
  Fair value of tangible assets acquired............ $      4,426  $   204,435
  Goodwill..........................................      695,574    2,309,096
  Liabilities assumed...............................          --      (136,448)
  Stock issued (175,000 and 237,358 shares,
   respectively)....................................     (700,000)  (2,036,078)
                                                     ------------  -----------
  Cash paid......................................... $        --   $   341,005
                                                     ============  ===========

         The accompanying notes are an integral part of this statement.

                         VENTURE CATALYST INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

Note 1--The Company

   Venture Catalyst Incorporated ("VCAT") is a service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. VCAT currently has one client, the Barona Tribe. VCAT acts as a critical resource partner and has as its central mission growing client top line and bottom line revenues at an increasing rate. VCAT offers comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. VCAT corporate offices are located in San Diego.

Note 2--Going Concern Matters

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of VCAT as a going concern. VCAT has incurred net losses of $18,510,000 and $1,029,000 during the fiscal years ended June 30, 2001 and 2000, respectively. At June 30, 2001, VCAT's total liabilities exceed its assets by $138,000, and revenues from the Consulting Agreement with the Barona Tribe are expected to be zero for the balance of the Consulting Agreement, therefore it will continue to operate with significant losses. These factors, among others, raise questions about VCAT's ability to continue as a going concern.

   During fiscal 2001, in response to the reductions in demand and revenue for technology and Internet services, VCAT adopted a restructuring plan designed to decrease its service offerings and reduce its costs. VCAT expanded the cost reduction plan because of potential decreases in revenues from the Barona Tribe, currently VCAT's only client, and it is continuing its cost reduction plan currently. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the transition of all non-gaming clients. As part of the restructuring, VCAT consolidated office locations into its San Diego headquarters, which moved to a significantly smaller facility in June 2001.

   On May 29, 2001, VCAT's Board of Directors appointed a Special Committee comprised of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. The Special Committee was empowered to employ legal and other advisors to assist them in performing their duties and retained legal counsel to advise them. The Special Committee reviewed VCAT's business operations and prospects, VCAT's financial condition and results of operations, VCAT's relationships with VCAT's employees and the Barona Tribe, and other matters. The Special Committee considered various alternatives for maximizing shareholder value, including but not limited to the sale of VCAT to a third party, the sale of the Native American gaming consulting business to members of management, expanding VCAT's consulting services to additional Native American and other gaming clients, liquidating and dissolving VCAT, and renegotiating the terms of VCAT's agreement with the Barona Tribe.

   On September 12, 2001, the Special Committee reported its conclusions to the Board of Directors. Subsequent to delivering its report to the Board of Directors, the Special Committee was of the view that its work was completed and decided to dissolve. The Special Committee reached a number of conclusions, especially that none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future.

   The Special Committee made a number of recommendations to the Board of Directors, including: that VCAT establish concrete milestones by which to judge the effectiveness of VCAT's efforts to obtain additional Native American or other gaming clients, and if the milestones are not timely met, that the costs of VCAT's marketing efforts be reduced or eliminated; that management present to the Board of Directors

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

recommendations concerning methods of reducing VCAT's overhead to the greatest extent practicable, including certain suggested cost-reduction measures; that VCAT immediately attempt to collect from the Barona Tribe the $7,685,000 in advances which are currently listed among VCAT's current assets; that VCAT immediately attempt to have forgiven by the Barona Tribe, or otherwise resolve the $3,682,000 in advances of future consulting fees which are currently listed among VCAT's current liabilities; that management present to the Board of Directors recommendations concerning the renegotiation of VCAT's relationship with the Barona Tribe and the holders of VCAT's long-term debt; that management present to the Board of Directors a business plan relating to the client relationship management software currently being developed by VCAT; and that management report to the Board of Directors the status of VCAT's joint marketing efforts with the Barona Tribe as milestones are met.

   The Board of Directors has taken the Special Committee's recommendations under consideration and management and the Board are currently working together to evaluate VCAT's operations and strategy in light of the Special Committee's recommendations and develop a comprehensive plan to move forward. Consistent with that approach, acting on one of the recommendations of the Special Committee, VCAT requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of advances that VCAT had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

   Pending resolution by the Board of Directors relating to the recommendations of the Special Committee as discussed above, VCAT plans to continue its long-standing relationship with the Barona Tribe, and to expand and market services to Native American Tribes, initially in California. In October 2000, VCAT announced a planned joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The terms of the venture have not yet been finalized. There can be no assurance that this proposed venture will be completed or result in additional clients or revenues. Further, there can be no assurance as to the completion or success of any of VCAT's strategies.

   At June 30, 2001, VCAT had unrestricted cash and cash equivalents of $4,100,000, and working capital of $5,535,000, which is calculated by taking the current assets less current liabilities. VCAT believes that after the restructuring, based on its current working capital, it will be able to meet its known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months.

Note 3--Discontinued Operations

   In March 1998, VCAT established Worldwide Media Holdings, N.V., a Curacao, Netherlands Antilles corporation ("WMH"), to leverage its gaming business expertise. WMH offered comprehensive marketing, advertising, technical and distribution services for Internet related gaming businesses. In February 2000, VCAT's Board of Directors adopted a plan to discontinue the Internet gaming consulting business and VCAT liquidated WMH in December 2000. Internet gaming consulting did not produce a material portion of VCAT's revenue and was not profitable.

   During fiscal 2001, the Internet Gaming Consulting business was not operating. During fiscal 2000 the Internet Gaming Consulting business realized net revenues of $315,000 and losses, net of taxes, of $94,000.

Note 4--Summary of Significant Accounting Policies

A. Basis of Accounting

   VCAT reports revenues and expenses using the accrual method of accounting.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


B. Principles of Consolidation

   The consolidated financial statements include the accounts of VCAT and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

C. Revenue Recognition

   Revenue earned from the Barona Tribe is recorded as earned under the terms of the Consulting Agreement. Revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. Revenue generated from time and material contracts is recognized as services are provided. Revenue from hosting, maintenance and monthly retainer agreements is recognized ratably over the terms of the agreements. Provisions for project adjustments and losses are recorded in the period such items are identified.

D. Credit Concentrations, Cash and Cash Equivalents

   For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

   VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date, VCAT has not experienced any losses in such accounts. VCAT's cash equivalents consist primarily of commercial paper, certificates of deposits, banker's acceptances and U.S. treasury securities with maturities ranging from one month to three months. Interest rates earned during fiscal 2001 on such investments ranged from 3.6% to 6.5%.

E. Property, Plant and Equipment

   Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are expensed over the lesser of the estimated useful lives of the assets or the lease term. Accelerated methods of depreciation are used for tax purposes.

F. Advances of Future Consulting Fees--Barona Casino

   Advances of future consulting fees represent payments made to VCAT in excess of consulting fees earned. These advances are unsecured and non-interest bearing.

G. Deferred Income Taxes

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

H. Loss Per Share

   Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

during the period. Diluted loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Below is the calculation of basic and diluted loss per share for the past two fiscal years:

                                                            June 30,
                                                    -------------------------
                                                        2001         2000
                                                    ------------  -----------
Net loss available to common shareholders.......... $(18,510,271) $(1,029,289)
                                                    ============  ===========
Weighted average shares outstanding--Basic and
 diluted...........................................    7,326,301    5,435,157

Net loss per common share: Basic and diluted....... $      (2.53) $      (.19)
                                                    ============  ===========

   Options to purchase 7,152,721 shares of VCAT's common stock with exercise prices ranging from $0.59 to $12.50 per share were outstanding at June 30, 2001, which expire on various future dates through May 2011. During fiscal 2001 options were not included in the computation of diluted EPS because they were anti-dilutive.

I. Comprehensive Income/Loss

   During fiscal 2000, VCAT adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of shareholders' equity (deficit). VCAT reported unrealized gains and losses on investments as a component of comprehensive loss.

J. Accounting for Stock Options

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. VCAT continues to account for stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). VCAT has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (See Note 20).

   Deferred compensation appearing in the consolidated financials statements relates to stock options that were granted to non-employees. The options were valued using either the Black-Scholes option-pricing model or the fair value of services received and the value is charged to expense over the service period. Unearned amounts are shown as deferred compensation in shareholders' equity (deficit). In fiscal 2001, $760,870 of previously recorded deferred compensation was cancelled due to terminations.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


K. Use of Estimates

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

L. Fair Value of Financial Instruments

   Management believes that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents and restricted cash approximate their estimated fair values. Management believes the fair values of notes payable and notes receivable approximate their carrying values based on the current rates for instruments with similar characteristics.

M. Advertising, Marketing and Promotion Costs

   Advertising, marketing and promotion costs are expensed as incurred.

N. Certain Reclassifications

   Certain reclassifications of fiscal 2000 balances have been made to conform to the fiscal 2001 financial presentation and did not have a material effect on the information presented.

Note 5--Barona Consulting Agreement

   VCAT has provided services to the Barona Tribe since 1991. Consulting services are provided in accordance with the terms and conditions of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement"). During February 1998, Modification #1 to the Amended and Restated Consulting Agreement (the "Modification") extended the term by an additional 60 months. Unless otherwise stated, the Amended and Restated Consulting Agreement, as amended by the Modification, shall be referred to as the "Consulting Agreement." The Consulting Agreement expires in March 2004.

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

   In January 1997, VCAT submitted the Amended and Restated Consulting Agreement to the NIGC. In April 1997, VCAT received a letter from the NIGC declining to conclude the Amended and Restated Consulting Agreement was not a management agreement. The letter stated that additional review would be necessary to make such a determination. In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the Consulting Agreement. In September 1999, VCAT submitted the Modification to the NIGC. This review is currently pending.

   VCAT believes that the Consulting Agreement is not a management agreement, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the Initial Consulting

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

Agreement, (b) the NIGC's findings in the January 1997 settlement agreement and
(c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on VCAT's business and financial condition. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Consulting Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Consulting Agreement, and failure to approve such agreement may have a material adverse effect on VCAT's business and financial condition.

Note 6--Deferred Contract Costs

   Pursuant to oral agreements with the Barona Tribe, VCAT agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe did not allow its land to be encumbered and did not assume liability for any of these obligations, VCAT capitalized those costs incurred as deferred contract costs since (a) VCAT had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and (b) VCAT's management believed that these costs were fully recoverable over the life of the Consulting Agreement through receipt of fee income from the Barona Tribe. Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the Consulting Agreement. Under the terms of the Consulting Agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. At this time, VCAT has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs.

   On an ongoing basis, VCAT reviews the valuation and recoverability of these unamortized deferred contract costs. At the end of fiscal 2001, VCAT fully reduced the carrying value of the deferred contract costs, which were $1,899,767, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the contract. This amount was recorded as "Impairment of Deferred Contract Costs."

   The following is a reconciliation of the Deferred contract costs at June 30, 2001:

     Deferred contract costs under "Consulting Agreement".......... $15,601,411
     Less: accumulated amortization................................ (13,701,644)
     Less: impairment of deferred contract costs...................  (1,899,767)
                                                                    -----------
                                                                    $       --
                                                                    ===========

Note 7--Business Concentration

   Historically, a significant portion of VCAT's revenue, and currently, substantially all of its revenue, is earned from its primary, and currently only client, the Barona Tribe. In fiscal 2001 and 2000, the revenues from the Barona Tribe were $7,069,000, or 80% of the total revenues, and $10,512,000, or 71% of the total revenues, respectively. VCAT received nominal fee income from the Barona Tribe during the last two quarters of fiscal 2001 and expects fees from the Consulting Agreement to be zero for the balance of the Consulting Agreement.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


Note 8--Tribal-State Compact

   In September 1999, the Governor of the State of California entered into new Tribal-State Compacts with over 50 Native American tribes, including the Barona Tribe (the "Barona Compact"). In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior and the approval was published in the Federal Register. The Barona Compact replaces the prior Tribal-State Compact with the Barona Tribe. VCAT believes the Barona Compact ended a significant amount of uncertainty and concern about the future of gaming activities at the Barona Casino.

Note 9--Due From Barona Casino--Expansion Project

   The Barona Tribe is in the development stage of an approximately $240,000,000 expansion project. VCAT assisted the Barona Tribe in obtaining outside financing for the project. Prior to obtaining such outside financing, VCAT shared in funding the expansion costs incurred with the Barona Tribe. VCAT advanced an aggregate of $9,685,000, of a commitment of up to $10,000,000, as an unsecured, non-interest-bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of June 30, 2001. These advances are accounted for as a receivable from the Barona Tribe to VCAT.

   In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, the Barona Tribe received a 120-day bridge loan from two banks in the amount of $30,000,000 to finance the expansion and the related obligations, prior to obtaining permanent outside financing. In February 2001, the bridge loan was extended to June 30, 2001, and increased by $30,000,000 to a total of $60,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for previous advances. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000 (the "Permanent Financing"). The bridge loan was repaid out of the Permanent Financing. The Permanent Financing allows the Barona Tribe to pay VCAT in full for the previously advanced funds. Acting on one of the recommendations of the Special Committee, VCAT requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of advances that VCAT had made to the Barona Tribe prior to the Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

Note 10--Acquisitions

   In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. ("Cyberworks") in exchange for shares of common stock and $500,000 in cash. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc., Inc. ("webinc") in exchange for 6,884 shares of common stock and $20,000 in cash. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CT Interactive Incorporated ("CTI") in exchange for 230,474 shares of common stock and $300,000 in cash.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT.

   In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan.com, Inc. ("DayPlan"), a software company offering a complete web-based scheduling platform, in exchange for 175,000 shares of common stock. DayPlan is a wholly-owned subsidiary of VCAT. In April 2001, VCAT decided to stop offering the services provided by DayPlan, and the software is currently for sale. DayPlan did not generate any revenues during fiscal 2001.

   During fiscal 2001, VCAT realigned its operations to focus all business activities solely on the gaming industry. This decision resulted in the elimination of approximately three-quarters of its employees, most of whom were in the Internet and Technology divisions, and a transition of all non-gaming clients to other service providers. During the three months ended December 31, 2000, in connection with the restructuring, VCAT fully reduced the carrying value of the remaining goodwill associated with the above acquisitions, totaling $5,367,000.

Note 11--Held-to-Maturity Investments and Restricted Cash

   From June 1996 to May 1997, VCAT provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the "Klamath Tribes"). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, at the beginning of this fiscal year, VCAT had a net investment of $396,000 in revenue bonds with a principal face amount of $400,000. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. In October 2000, the Klamath Tribes refinanced their outstanding debt, which defeased the bonds and released the certificate of deposit. In December 2000, the Klamath Tribes redeemed bonds held by VCAT with a face amount of $105,000. In March 2001, VCAT sold the remaining bonds for $302,000.

   Additionally, VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT's prior corporate office. This space has been subleased although the letter of credit remains in place. Such letter of credit automatically renews on an annual basis through October 31, 2002 unless canceled by the lessor.

Note 12--Available-for-Sale Securities

   VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement.

   Available-for-sale securities at June 30, 2001 consisted of investments in:

  .  Senscom, Inc.

  .  Idealab, Inc.

  .  companyfinance.com, Inc.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


  .  Watchnet, Inc.

  .  eFresh Incorporated

  .  SeatAdvisor, Inc.

  .  Brand Equity, Inc.

  .  MobilePro Corporation (formerly "CraftClick.com, Inc.")

  .  clickNsettle.com, Inc.

  .  Ultrexx Corporation

  .  WorldNet Resource Group, Inc.

  .  TheBigHub.com, Inc.

   Collectively, these investments had no carrying value at June 30, 2001.

   During fiscal 2001, VCAT realized losses for impairment charges related to its available-for-sale securities. To fully reduce the carrying value of the investments, VCAT recorded the following losses: (a) $1,400,000 for the investment in Predict It, Inc; (b) $1,119,000 for the investment in CraftClick.com, Inc. (now MobilePro Corporation); (c) $250,000 for the investment in Watchnet, Inc.; (d) $200,000 for the investment in eFresh Incorporated; (e) $130,000 for the investment in Ultrexx Corporation; (f) $100,050 for the investment in SeatAdvisor, Inc.; (g) $100,000 for the investment in Senscom, Inc.; (h) $100,000 for the investment in companyfinance.com, Inc.; (i) $100,000 for the investment in Idealabs, Inc.;
(j)$76,000 for the investment in Invigo, Inc.; (k) $64,000 for the investment in TheBigHub.com, Inc.; (l) $40,000 for the investment in Bullet Point News, Inc.; (m) $31,695 for the investment clickNsettle.com, Inc.; and (n) $17,500 for the investment in WorldNet Resource Group, Inc.

   During fiscal 2000, the carrying value of VCAT's investment in KINeSYS Pharmaceutical, Inc. ("KINeSYS") was fully reduced. In January 2001, VCAT agreed to exchange shares of KINeSYS and to convert an outstanding KINeSYS receivable, which was previously reserved for, for shares of Brand Equity, Inc., a company formed by the two principals of KINeSYS. Brand Equity has acquired the assets and most of the liabilities of KINeSYS, and is operating essentially the same business.

   Additionally, VCAT holds securities, in the form of options, in the following companies:

  .  MobilePro Corporation (formerly CraftClick.com, Inc.)

  .  Entertainment Boulevard, Inc.

  .  companyfinance.com, Inc.

   These securities were given to VCAT as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis and were determined to have minimal value, due to the significant price premium over market price at the time of grant, and the limited operating history for these companies. VCAT will continue to monitor the operations of the companies and the valuation of these securities, and will establish a fair value and record an unrealized gain, if deemed appropriate.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


Note 13--Convertible Notes Receivable

   As of June 30, 2001, VCAT had a net investment of $55,000 in Watchnet, Inc., in the form of a convertible note. The note accrues interest at a rate of 8% and has a maturity date of March 2002. The note is convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the note.

   VCAT held convertible notes with a face value of $789,000 in FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., simplegov.com, Inc., SeatAdvisor, Inc., and CraftClick, Inc. ("CTCK"). The notes were received for cash investments VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to October 2001. During fiscal 2001, VCAT realized aggregate losses of $734,000, related to the convertible notes, as the companies were unable to secure necessary additional funding to repay the notes. Additionally, of the losses recorded, $80,000 has been recovered, as CTCK secured sufficient additional funding to repay its note that matured during the period.

   VCAT will continue to monitor the operations of the companies and the valuation of these securities, and will establish a fair value and record a realized gain or loss, if deemed appropriate.

Note 14--Restructuring Expenses and Related Asset Impairment

   During fiscal 2001, VCAT restructured its business and realigned its operations to focus solely on the gaming industry. As a result, VCAT eliminated approximately three-quarters of its workforce. As of June 30, 2001, VCAT had 19 full-time employees, as compared to 67 at June 30, 2000. VCAT recorded expenses and related asset impairment charges of $7,235,000 during fiscal 2001, in connection with its restructuring plan, consisting of:

  . Approximately $829,000 for rent, sub-lease and lease termination charges, leasehold improvement obligations, and related facility expenses for offices that were closed due to the reduction in workforce. Approximately $150,000 is for related facility expenses, and $102,000 is for leasehold improvements and related obligations. The remaining $577,000 relates to existing and estimated lease termination expenses, for which VCAT will receive no benefit.

  . Approximately $670,000 for severance obligations in connection with the reduction in VCAT's workforce.

  . Approximately $5,367,000 for the impairment charges related to the write down of goodwill and intangibles relating to acquired businesses that focused on non-gaming clients and industries. This consists of goodwill associated with Cyberworks, CTI, DayPlan and webinc.

  . Approximately $369,000 for various other expenses and asset write-offs related to the restructuring plan.

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


Note 15--Property, Plant and Equipment

   Property, plant and equipment consisted of the following at June 30, 2001:

     Computer Equipment and Software.................................  $604,285
     Equipment.......................................................   102,571
     Furniture.......................................................    23,329
     Automotive equipment............................................   104,813
                                                                       --------
                                                                        834,998
     Accumulated Depreciation........................................  (453,839)
                                                                       --------
                                                                       $381,159
                                                                       ========

Note 16--Stock Repurchase/Long-Term Debt

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

   The Initial Contingent Obligations are contingent upon VCAT's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, VCAT did not record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of VCAT's common stock, as each contingency or condition is met. All

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

payments pursuant to the Stock Purchase Agreement are further subject to VCAT's ability to meet certain financial tests and compliance with certain state law provisions and VCAT's Articles of Incorporation concerning repurchase transactions.

   In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of VCAT's restricted stock and warrants to acquire an additional 144,775 shares of VCAT's common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

   The remaining principal amount of debt related to this stock repurchase was $8,333,000 as of June 30, 2001. In addition, if all contingent obligations are met, an additional $4,856,000 in principal amount of debt will be incurred under the Stock Purchase Agreement. VCAT is not obligated to make payments to the note holders when otherwise due if VCAT is not able to meet financial tests set forth in the Stock Purchase Agreement and the notes. Because of VCAT's current financial position, VCAT is not required to make payments under the notes in September 2001 and, based upon projections provided to VCAT by the Barona Tribe in August 2001 and VCAT's current sources of revenues, VCAT does not expect that such payments will be required for the foreseeable future. Failure to make a payment under these circumstances does not constitute a default under the notes, although the accrued interest is added to the principal and the debt continues to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future. If VCAT's financial condition improves to the extent that VCAT meets the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, VCAT does not have sufficient cash on hand to pay the scheduled payments and sustain its ongoing operations, VCAT will need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to VCAT, or, if available it could have a material adverse affect on VCAT's financial condition, or may result in dilution to VCAT's shareholders.

   VCAT will continue to carry the notes due within one year as current, even though VCAT is not permitted to make payments at this time.

   Debt payments related to the Stock Repurchase Obligation referenced above are scheduled as follows, if VCAT is permitted to make payments:

                                         Year Ending June 30,
                         ----------------------------------------------------
                            2002       2003       2004       2005      2006   Thereafter   Total
                         ---------- ---------- ---------- ---------- -------- ---------- ----------
Ungar/Woods Note #1..... $1,166,667 $1,166,666                                           $2,333,333
Ungar/Woods Note #2.....    666,666    666,667 $  666,667                                 2,000,000
Ungar/Woods Note #3.....               666,667    666,666 $  666,667                      2,000,000
Ungar/Woods Note #4.....                                     666,666 $666,667  $666,667   2,000,000
                         ---------- ---------- ---------- ---------- --------  --------  ----------
  Total................. $1,833,333 $2,500,000 $1,333,333 $1,333,333 $666,667  $666,667  $8,333,333
                         ========== ========== ========== ========== ========  ========  ==========

B. NIGC Settlement Obligation

   In January 1997, VCAT entered into a settlement agreement with the NIGC regarding VCAT's relationship with the Barona Tribe (the "January Settlement Agreement"). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and VCAT had benefited the Barona Tribe, and that VCAT had not violated any law. VCAT agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, VCAT

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

agreed to contribute $2,000,000 to the Barona Tribe, payable in five equal annual installments, commencing in January 1997. VCAT accounted for the $2,000,000 in payments as deferred contract costs, which were being amortized over the remaining term of the Consulting Agreement (See Note 5). At June 30, 2001, VCAT had fully paid the $2,000,000 contribution.

Note 17--Segment Reporting

   During fiscal 2000, in connection with VCAT's plan to leverage VCAT's service capabilities and expand VCAT's client base, VCAT changed the way it managed its business and consolidated its operations into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under "Client Services". In September 2000, VCAT merged three of its wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT. During fiscal 2001, VCAT realigned its operations to focus solely on the gaming industry. Accordingly, VCAT does not consider segment reporting to be relevant and has discontinued such reporting.

Note 18--Income Taxes

   Deferred taxes are comprised of the following at June 30, 2001:

     Net operating loss............................................ $3,991,613
     Capital loss carryforward.....................................  1,839,248
     Deferred contract costs.......................................    713,340
     Deferred compensation related to non-employee stock options...    446,475
     Allowance for doubtful accounts...............................    411,448
     Charitable contribution carryforward..........................    169,457
     Vacation accrual..............................................     76,594
     California franchise taxes....................................      5,918
                                                                    ----------
     Gross deferred tax asset......................................  7,654,093
                                                                    ----------

     Deferred state taxes..........................................   (437,619)
     Fixed asset depreciation......................................    (66,079)
                                                                    ----------
     Gross deferred tax liability..................................   (503,698)
                                                                    ----------
     Valuation reserve............................................. (7,150,395)
                                                                    ----------
     Deferred tax asset, net....................................... $      --
                                                                    ==========

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


   The composition of VCAT's income tax (benefit) provision is as follows:

                                                              June 30,
                                                        ---------------------
                                                           2001        2000
                                                        -----------  --------
   Current tax:
     Federal........................................... $(1,213,682) $328,284
     State.............................................       3,200   119,919
                                                        -----------  --------
     Current tax.......................................  (1,210,482)  448,203
                                                        -----------  --------
   Deferred tax:
     Federal...........................................  (5,403,651) (302,032)
     State.............................................  (1,163,472) (110,171)
                                                        -----------  --------
     Deferred tax......................................  (6,567,123) (412,203)
                                                        -----------  --------
   Valuation provision.................................   7,150,395       --
                                                        -----------  --------
   Income tax (benefit) provision including
    discontinued operations............................    (627,210)   36,000
                                                        -----------  --------
   Provision allocated to discontinued operations......         --     63,000
                                                        -----------  --------
   Income tax (benefit) provision from continuing
    operations......................................... $  (627,210) $ 99,000
                                                        ===========  ========

   A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                                 Year Ended
                                                                  June 30,
                                                                 -------------
                                                                 2001    2000
                                                                 -----   -----
   U.S. Federal statutory rate.................................. (34.0)%  34.0%
   Permanent differences........................................  (6.5)% (58.3)%
   State income taxes...........................................  (6.0)%   6.0%
   Valuation allowance..........................................  40.0%     --
   Other........................................................   3.0%   (1.0)%
                                                                 -----   -----
                                                                  (3.5)% (19.3)%
                                                                 =====   =====

   VCAT has federal and state net operating loss carryforwards of approximately $9,981,000 and $6,765,000, respectively, which expire in varying dates through 2021.

Note 19--Commitments and Contingencies

A. Lease Obligations

   VCAT has entered into or assumed operating leases for facilities and equipment that expire at various dates through fiscal 2004. The minimum future payments due under operating lease contracts at June 30, 2001 for the years ending June 30 are as follows:

   2002............................................................... $454,422
   2003...............................................................  244,214
   2004...............................................................   58,292
                                                                       --------
   Net minimum lease payments......................................... $756,928
                                                                       ========

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


   Rental expense for fiscal 2001 and 2000 was $458,000 and $356,000, respectively. Sub-lease revenue for fiscal 2001 was $20,000, and per the terms of the sub-lease agreement, will be $248,000 and $84,000 in fiscal 2002 and 2003, respectively, which equals the amounts due under the lease agreement.

B. Litigation

   From time to time, VCAT is subject to litigation in the normal course of business. VCAT is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of VCAT.

C. Consulting Agreement Obligations

   Under the terms of the Consulting Agreement, VCAT is obligated to provide services to the Barona Tribe. In connection with the performance of these services, VCAT incurs significant expense, and will continue to incur these expenses for the life of the Consulting Agreement. VCAT has recently reported significant losses attributable in part to material decreases in fees payable to VCAT by the Barona Tribe. As a result, VCAT has a retained deficit of $12,063,893. Because of increased costs incurred at the Barona Casino, the consulting fees paid to VCAT by the Barona Tribe are expected to be zero for the balance of the Consulting Agreement.

D. NIGC Review

   In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the Consulting Agreement. The review is currently pending, and depending on the outcome, this review could result in significant additional obligations to the Barona Tribe and/or expenses for VCAT.

Note 20--Stock Options

   In 1994, VCAT adopted a Stock Option Plan (the "1994 Plan") under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. In May 1995, new grants under the 1994 Plan were terminated, but outstanding options under the 1994 Plan remain outstanding. Currently, options to purchase 41,756 shares of VCAT's common stock are outstanding and exercisable under the 1994 Plan.

   In 1995, VCAT adopted the 1995 Stock Option Plan (the "1995 Plan"), under which options to purchase up to 4,000,000 shares of VCAT's common stock could be granted. In December 1997, the number of shares of common stock available for issuance was increased to 6,000,000. In December 1998, the number of shares of common stock available for issuance was increased to 9,000,000. In April 2000, the number of shares of common stock available for issuance was increased to 12,000,000. Options to purchase common stock that terminate without exercise are available for re-issuance. Options may be issued to VCAT's employees, consultants and directors either as (a) incentive stock options or (b) non-statutory stock options.

   Stock options are granted by the Compensation Committee of VCAT's Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four to five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of VCAT's common stock only if the exercise price is at least 110%

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant.

   In 1996, VCAT adopted the 1996 Non-employee Directors Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of VCAT's common stock may be granted. In December 2000, the number of shares of common stock available for issuance was increased to 300,000. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of VCAT's Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of VCAT's common stock on the date of grant.

   The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the "Plans") for the periods indicated:

                                              For the Year Ended:
                             -------------------------------------------------------
                                   June 30, 2001               June 30, 2000
                             --------------------------- ---------------------------
                               Options     Option Price    Options     Option Price
                             Outstanding    Per Share    Outstanding    Per Share
                             -----------  -------------- -----------  --------------
   Outstanding at beginning
    of year................   8,220,659   $1.00 - $12.50  5,516,140   $1.00 - $ 4.13
     Granted...............   2,577,000   $0.59 - $ 4.00  4,578,500   $2.56 - $12.50
     Exercised.............         --          --       (1,226,781)  $2.50 - $ 4.13
     Cancelled.............  (3,644,938)  $1.09 - $12.50   (647,200)  $2.75 - $ 4.13
                             ----------                  ----------
   Outstanding at end of
    year...................   7,152,721   $0.59 - $12.50  8,220,659   $1.00 - $12.50
                             ----------                  ----------
   Options exercisable at
    year end...............   3,749,137   $0.59 - $12.50  3,065,161   $1.00 - $12.50
   Weighted avg. fair value
    of options granted.....                   $2.10                       $5.15

   The following table summarizes information concerning options outstanding at June 30, 2001:

                                                         Weighted-
                                                          Average
                                                         Remaining
                                                        Contractual
          Range of                            Number       Life       Number
      Exercise Prices                       Outstanding   (Years)   Exercisable
      ---------------                       ----------- ----------- -----------
        $0.59 - $ 2.09.....................    686,756     9.09         71,756
        $2.16 - $ 4.00.....................  5,242,715     6.60      3,021,631
        $4.06 - $ 5.44.....................    998,250     8.22        483,250
        $7.50 - $12.50.....................    225,000     8.60        172,500
                                             ---------               ---------
                                             7,152,721               3,749,137
                                             =========               =========

   VCAT granted options to non-employees to purchase 95,000 and 840,000 shares of VCAT's common stock (of which 295,000 and 10,000 have been cancelled) to non-employees during fiscal 2001 and fiscal 2000, respectively. During fiscal 2001 and 2000, VCAT recognized expenses related to these options of $473,000 and $888,000, respectively. Also, certain options were issued to non-employees in which there was no commitment for the option recipients to perform the services. These options were accrued using the "modification

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000

accounting" method which requires re-measurement of each award upon vesting: as a result of reduction in VCAT's share value during fiscal 2001, re-measurements of previously issued options caused a reversal of prior compensation expenses totaling $559,000. In addition, unamortized deferred compensation of $28,000 has been recorded as deferred compensation within the shareholders' deficit section of the consolidated balance sheet and will be charged to expense over the remaining vesting period of the contracts.

   Additionally, during fiscal 2000, VCAT granted options to four employees with a 15% discount to market price at the time of grant, in connection with terms of their employment agreements. VCAT recognized expense related to these options of $42,000 and $211,000 in fiscal 2001 and fiscal 2000, respectively. In fiscal 2001, all four employees were terminated, and all of their outstanding options were cancelled.

   Employee stock options are accounted for under APB No. 25 and related interpretations. The exercise price of each option equals the market price of VCAT's common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, VCAT's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Year Ended June 30,
                                                      -------------------------
                                                          2001         2000
                                                      ------------  -----------
      Net loss:
        As reported.................................. $(18,510,271) $(1,029,289)
        Pro forma.................................... $(19,902,277) $(5,517,607)
      Net loss per share:
        As reported.................................. $      (2.53) $     (0.19)
        Pro forma.................................... $      (2.72) $     (1.02)

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and 2000, respectively: dividend yield, 0% for both years; expected volatility of 1.34 and 1.30, respectively; average risk-free interest rates of 5.0% and 6.5%, respectively; and expected lives of approximately 6 and 3 years; respectively.

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

                         VENTURE CATALYST INCORPORATED

                             June 30, 2001 and 2000


Note 21--Common Stock Transactions

   In February 2001, VCAT acquired 207,558 shares of common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee's separation agreement and termination of his employment contract. The shares have been recorded as treasury stock within the shareholders' deficit section of the consolidated balance sheet.

   In February 2001, VCAT's Board of Directors authorized a plan to repurchase up to $1,000,000 of VCAT's common stock over a twelve-month period. In August 2001, VCAT decided to suspend its stock repurchase program and to use its funds for operations. No shares were repurchased under the plan.

   In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Under terms agreed to, a total of 579,105 shares of VCAT's restricted stock and warrants to acquire an additional 144,775 shares of VCAT's common stock at $5.89 per share were issued to retire the debt.

Note 22--401(k) Savings Plan

   VCAT has a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary. VCAT has a policy to match 25% of employee contributions up to 6% and during fiscal 2001, contributions made in connection with the 401k plan were $14,806.

Note 23--Subsequent Event

   Because of VCAT's current financial position, VCAT was not required to make payments in September 2001 under the notes issued in connection with the Stock Purchase Agreement (See Note 16), and, accordingly, did not make such payments. This does not constitute a default under the notes. The accrued interest will be added to the principal and the debt will continue to accrue interest. Accordingly, the payments scheduled to be made during the fiscal year ending June 30, 2002 will be required to be paid in one or more subsequent years, subject to the permissibility of VCAT to make payments in the future.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers

   The following table sets forth certain information regarding the executive officers of VCAT, including their respective ages and their business experience during the last five years, as of September 17, 2001. Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

                                               Principal Occupation and Other
           Name and Position            Age             Information
           -----------------            ---    ------------------------------
 L. Donald Speer, II...................  52 L. Donald Speer, II has served as
 Chairman, Chief Executive Officer,         Chief Executive Officer and
  President and Chief Operating             Chairman of the Board of VCAT and
  Officer                                   its predecessors since founding the
                                            company. He has served as Chief
                                            Operating Officer since September
                                            5, 2000, and President since
                                            September 29, 2000; he had
                                            previously held these positions
                                            from June 1997 until February 18,
                                            2000. From July 1986 through
                                            January 1992, Mr. Speer was
                                            Chairman of the Board, Chief
                                            Executive Officer and a director of
                                            Southwest Gaming, Inc., which
                                            provided operating services for the
                                            Desert Oasis Indian Casino, a poker
                                            casino on the Cabazon Indian
                                            Reservation near Indio, California.

 Andrew B. Laub .......................  49 Mr. Laub has served VCAT and its
 Executive Vice President, Finance          predecessors in a variety of
                                            positions since September 1994. Mr.
                                            Laub has served as Executive Vice
                                            President, Finance for VCAT since
                                            December 2000. From December 1999
                                            to December 2000, Mr. Laub served
                                            as our Executive Vice President,
                                            Corporate Development. From July
                                            1995 to December 1999, Mr. Laub was
                                            Executive Vice President, Finance
                                            and Development for VCAT. During
                                            these years, he also served VCAT as
                                            Chief Financial Officer from
                                            October 1997 until December 1999,
                                            and Treasurer from September 1994
                                            until December 1999. From September
                                            1994 to July 1995, Mr. Laub also
                                            held the position of Vice
                                            President. From January 1994
                                            through August 1994, he was self-
                                            employed as a financial consultant.
                                            From July 1987 through January
                                            1994, Mr. Laub was Treasurer for
                                            Southwest Gas Corporation, a
                                            publicly traded natural gas
                                            distribution utility.

 Jana McKeag ..........................  50 Jana McKeag has served as Vice
 Vice President, Governmental Relations     President, Governmental Relations
                                            for VCAT since 1996 and as a
                                            consultant to VCAT from February
                                            1996 to March 1996. Prior to
                                            joining VCAT, Ms. McKeag served
                                            from April 1991 through December
                                            1995 as a Commissioner on the
                                            National Indian Gaming Commission.
                                            From January through April 1991,
                                            Ms. McKeag served as Director of
                                            Native American Programs for the
                                            U.S. Department of Agriculture and
                                            from April 1985 to December 1990,
                                            she held several senior management
                                            and policy level posts at the U.S.
                                            Department of the Interior
                                            including Assistant to the
                                            Assistant Secretary of Indian
                                            Affairs.

                                               Principal Occupation and Other
           Name and Position            Age             Information
           -----------------            ---    ------------------------------
 Kevin McIntosh .......................  32 Kevin McIntosh has served VCAT in a
 Senior Vice President, Chief Financial     variety of positions since January
  Officer and Treasurer                     1998. Mr. McIntosh has served as
                                            Senior Vice President, Chief
                                            Financial Officer, and Treasurer
                                            since December 1999. Mr. McIntosh
                                            was Chief Accounting Officer,
                                            Controller and Secretary from
                                            December 1998 to December 1999 and
                                            Senior Accountant from January 1998
                                            to December 1998. From April 1997
                                            to December 1997, Mr. McIntosh was
                                            self-employed as a securities
                                            trader and investment analyst. From
                                            April 1992 to April 1997,
                                            Mr. McIntosh was a senior
                                            accountant and financial analyst
                                            for Construction Technology
                                            Laboratories, Inc., a consulting
                                            and scientific firm for
                                            construction, transportation,
                                            minerals, and related industries.
                                            Mr. McIntosh holds an M.B.A. in
                                            Finance from the Kellstadt Graduate
                                            School of Business at DePaul
                                            University and a B.B.A. in
                                            Accounting from the University of
                                            Wisconsin-Madison.

 Robert Regent.........................  61 Robert Regent has served as Vice
 Vice President, Casino Marketing           President, Casino Operations of
                                            VCAT since February 1996. From
                                            October 1995 to February 1996, Mr.
                                            Regent served as Director of Casino
                                            Operations for VCAT. From May to
                                            October 1995, Mr. Regent served as
                                            Manager of the Barona Casino for
                                            the Barona Group of Capitan Grande
                                            Band of Mission Indians. Mr. Regent
                                            has held numerous positions with
                                            various casinos including Director
                                            of Gaming for the Gold Coast/Shore
                                            Casino in Biloxi, Mississippi from
                                            February 1993 to May 1995;
                                            Assistant Casino Manager/Shift
                                            Manager for the Splash Casino in
                                            Tunica, Mississippi from September
                                            1992 to February 1993; and Pit Boss
                                            and Shift Manager for the Horseshoe
                                            Hotel & Casino in Las Vegas, Nevada
                                            from June 1988 to September 1992.

Directors

   The following table sets forth certain information regarding the directors of VCAT, including their respective ages and their business experience during the last five years, as of September 17, 2001. Each of our directors has served continuously as a director of VCAT since the date indicated in his or her biography below, and each is currently serving a one year term expiring at VCAT's annual meeting in 2001.

                                     Director       Principal Occupation
              Name               Age  Since         and Other Information
              ----               --- --------       ---------------------
 Stephen M. Dirks...............  44   2000   Stephen M. Dirks served as Vice
                                              President of Corporate
                                              Development for VCAT from March
                                              2000 to February 2001. Mr. Dirks
                                              is currently Senior Vice
                                              President of Grantite Financial
                                              Group, a securities firm. He
                                              also serves as President of
                                              Accumulation Systems, Inc., a
                                              financial services company.
                                              Mr. Dirks founded webinc., Inc.,
                                              a services company focusing on
                                              start up technology companies,
                                              and was the CEO of the company
                                              from April 1999 until it was
                                              acquired by VCAT in February
                                              2000. From March 1996 to
                                              February 1999, Mr. Dirks was the
                                              CEO of a gourmet pizza franchise
                                              called The Wedge, Inc. From
                                              March 1995 to November 1996, Mr.
                                              Dirks was President of Spyglass
                                              Capital, Inc., an investment
                                              advisory company. From 1992 to
                                              April 1995, Mr. Dirks was CEO of
                                              the Pro Athletes Golf League,
                                              Inc., a publicly traded golf
                                              tournament organizer and golf
                                              clothing manufacturer. Mr. Dirks
                                              served as Senior Vice President
                                              of the investment banking firms
                                              Everen Securities and Gilford
                                              Securities from 1984 to 1910192.

 Andrew B. Laub.................  49   1995   Mr. Laub is also an executive
                                              officer, and his biography is
                                              referenced above.

 Jana McKeag....................  50   1996   Ms. McKeag is also an executive
                                              officer, and her biography is
                                              referenced above.

 Cornelius E. ("Neil") Smyth....  75   1995   Mr. Smyth has served as a
                                              director of VCAT and its
                                              predecessors since September
                                              1994. Mr. Smyth is currently
                                              retired. From February 1990
                                              through August 1990, Mr. Smyth
                                              was a consultant in the gaming
                                              industry. From March 1989
                                              through February 1990, he was
                                              President of Mexican operations
                                              of Caesars World International
                                              Inc. and from September 1983
                                              through March 1989, Mr. Smyth
                                              was Executive Vice President of
                                              Latin American operations for
                                              Caesars World International Inc.
                                              From 1981 through 1983, he was
                                              President of the Sands Hotel in
                                              Las Vegas. From 1970 through
                                              1981, he was Chief Financial
                                              Officer and Senior Vice
                                              President of Caesars Palace in
                                              Las Vegas.

 L. Donald Speer, II............  52   1995   Mr. Speer is also an executive
                                              officer, and his biography is
                                              referenced above.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires VCAT's directors and executive officers, and persons who beneficially own more than 10% of a registered class of VCAT's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of VCAT. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish VCAT with copies of all Section 16(a) forms they file.

   To VCAT's knowledge, based solely on a review of the copies of such reports furnished to VCAT and written representations that no other reports were required during the fiscal year, VCAT's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Compensation of Executive Officers

   This table shows, for the last three fiscal years, compensation information for VCAT's Chief Executive Officer and the next four most highly compensated executive officers. We refer to all of these officers as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                Long Term
                                          Annual Compensation                 Compensation
                                ------------------------------------------- Awards-Securities
         Name and                                           Other Annual       Underlying         All Other
    Principal Position     Year Salary($)(1) Bonus($)    Compensation($)(2)  Options/SARS(#)  Compensation($)(3)
    ------------------     ---- ------------ --------    ------------------ ----------------- ------------------
L. Donald Speer, II....... 2001   $500,000   $175,000(4)      $69,805            500,000           $32,903
 Chairman of the Board     2000   $500,000   $100,000             --             600,000           $32,753
 and Chief Executive       1999   $463,014   $102,477             --                 --            $28,877
 Officer, President and
 Chief Operating Officer

Andrew B. Laub............ 2001   $225,000        --          $35,477            200,000           $ 1,220
 Executive Vice President, 2000   $225,000   $ 62,143             --                 --            $   374
 Corporate Development     1999   $206,507        --              --                 --            $   958

Glenn D. Smith(5)......... 2001   $220,000        --          $34,741            130,000           $ 1,264
 Former Executive Vice     2000   $ 56,694        --              --             220,000           $    35
 President, General        1999        --         --              --                 --                --
 Counsel and Secretary

Robert Regent............. 2001   $175,000        --          $20,396                --            $ 3,557
 Vice President,           2000   $170,000        --          $22,983                --            $ 1,228
 Casino Operations         1999   $165,000        --          $19,006                --            $   958

Kevin McIntosh............ 2001   $171,923        --              --             190,000           $   669
 Senior Vice President,    2000   $121,058        --          $12,374            240,000           $   133
 Chief Financial Officer,  1999   $ 66,923        --              --              35,000           $   458
 Treasurer and Secretary

--------
(1) Portions of the salaries for Messrs. Speer, Laub, Smith, Regent and McIntosh were deferred under VCAT's 401(k) Plan.

(2) The amounts disclosed in this column include:

  (a) L. Donald Speer, II--In fiscal 2001, the amount reflects payments of which $48,076 is related to excess earned unused vacation; the remaining payments do no meet the disclosure threshold established by the SEC. Perquisites provided to Mr. Speer in each of fiscal 2000 and 1999 did not meet the disclosure threshold established by the SEC.

  (Footnotes continued on the next page.)

   (Footnotes continued from the previous page.)

  (b) Andrew B. Laub--In fiscal 2001, the amount reflects payments of which $9,519 is related to excess earned unused vacation and $23,690 is related to automobile benefits; the remaining payments do not meet the disclosure threshold established by the SEC. Perquisites provided to Mr. Laub in each of fiscal 2000 and 1999 did not meet the disclosure threshold established by the SEC.

  (c) Glenn D. Smith--In fiscal 2001, the amount reflects payments of which $16,894 is related to earned unused vacation and $16,702 is related to automobile benefits; the remaining benefits do meet the disclosure threshold established by the SEC. Perquisites provided to Mr. Smith in fiscal 2000 did not meet the disclosure threshold established by the SEC.

  (d) Robert Regent--In fiscal 2001, the amount reflects perquisites of which $12,556 is related to automobile benefits and $6,964 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC. In fiscal 2000, the amount reflects perquisites of which $12,977 is related to automobile benefits and $9,006 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC. In fiscal 1999, the amount reflects perquisites of which $12,503 is related to automobile benefits and $5,127 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC.

  (e) Kevin McIntosh--Perquisites provided to Mr. McIntosh in fiscal 2001 and 1999 did not meet the disclosure threshold established by the SEC. In fiscal 2000, the amount reflects payments of which $11,531 is related to automobile benefits; the remaining benefits do not meet the disclosure threshold established by the SEC.

(3) The fiscal 2001 amounts disclosed in this column reflect payments by VCAT in fiscal 2001 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $30,487 and (b) term life insurance on behalf of Messrs. Speer, Laub, Smith, Regent and McIntosh in the amounts of $1,242, $720, $421, $2,376 and $282, respectively and (c) contributions to defined contribution plans on behalf of Messrs. Speer, Laub, Smith, Regent, and McIntosh in the amounts of $1,174, $500, $843, $1,181, and $387, respectively. The fiscal 2000 amounts disclosed in this column reflect payments by VCAT in fiscal 2000 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $32,228 and (b) term life insurance on behalf of Messrs. Speer, Laub, Smith, Regent and McIntosh in the amounts of $584, $374, $35, $1,228 and $133, respectively. The fiscal 1999 amounts disclosed in this column reflect payments by VCAT in fiscal 1999 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $27,920 and (b) term life insurance on behalf of Messrs. Speer, Laub, Regent and McIntosh in the amounts of $958, $958, $958 and $458, respectively.

(4) Represents (a) a $100,000 bonus that was paid on September 8, 2000 in recognition of Mr. Speer's contributions to VCAT during fiscal 2000, and
    (b) a $75,000 bonus that was paid on November 17, 2000 in recognition of VCAT's results for the first quarter of fiscal 2001.

(5) Mr. Smith resigned as an officer, director and employee of VCAT on August 3, 2001.

Stock Options

   Stock Option Grants. This table shows certain information with respect to stock options granted to the Named Executive Officers in fiscal 2001.

                     Option/SAR Grants in Last Fiscal Year

                                               Percent of Total
                         Number of Securities Options Granted to  Exercise or
                          Underlying Options  Employees in Fiscal Base Price  Expiration
     Name                     Granted(3)            Year(%)        ($/Share)     Date
     ----                -------------------- ------------------- ----------- ----------
L. Donald Speer, II.....       200,000                8.1%           $2.22(1)  12/12/10
                               200,000                8.1%            3.00(2)  12/12/10
                               100,000                4.0%            4.00(2)  12/12/10
Andrew B. Laub..........       100,000                4.0%            2.22(1)  12/12/10
                                50,000                2.0%            3.00(2)  12/12/10
                                50,000                2.0%            4.00(2)  12/12/10
Glenn D. Smith..........        40,000                1.6%            2.22(1)  12/12/10
                                30,000                1.2%            2.09(1)  11/21/10
                                40,000                1.6%            3.00(2)  12/12/10
                                20,000                0.8%            4.00(2)  12/12/10
Kevin McIntosh..........        50,000                2.0%            3.38(1)   8/30/10
                                50,000                2.0%            2.22(1)  12/12/10
                                50,000                2.0%            3.00(2)  12/12/10
                                40,000                1.6%            4.00(2)  12/12/10

--------
(1) Options were granted at the market price on the date of grant.

(2) Options were granted above the market price on the date of grant.

(3) Includes incentive and non-statutory stock options that vest in four equal annual installments commencing December 12, 2001.

   Option Exercises/Fiscal Year End Value. The following table includes the number of shares of Common Stock acquired by the Named Executive Officers upon the exercise of stock options and the aggregate dollar value realized upon such exercise during fiscal 2001. Also reported are the number of shares of Common Stock covered by both exercisable and unexercisable stock options and the value of such options that are "in-the-money" as of June 30, 2001 for the Named Executive Officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                      Number of Securities      Value of Unexercised
                                                     Underlying Unexercised   In-the-Money Options/SARs
                                                         Options/SARs at                 at
                             Shares                         FY-End(#)               FY-End($)(1)
                            Acquired       Value    ------------------------- -------------------------
     Name                on Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
     ----                -------------- ----------- ----------- ------------- ----------- -------------
L. Donald Speer, II.....       --            --       960,000     1,040,000        --           --
Andrew B. Laub..........       --            --       420,000       280,000        --           --
Glenn D. Smith..........       --            --        55,000       295,000        --           --
Robert Regent...........       --            --       140,000        30,000        --           --
Kevin McIntosh..........       --            --       201,000       289,000        --           --

--------
(1) Excludes the value of all unexercised options that have an exercise price greater than or equal to $0.35, the closing price of the Common Stock on June 30, 2001 (the last stock trading day of fiscal 2001).

Compensation of Directors

   Directors who also are employees of VCAT are not paid any fees or remuneration, as such, for their service on the Board or on any Board committee.

   Cash Compensation. During fiscal 2001, each nonemployee director of VCAT received for their services as directors $2,500 per meeting attended in person or by telephone plus travel expenses incurred in connection with attendance at each Board of Directors' meeting and $250 per informational presentation attended in person or by telephone plus travel expenses. Nonemployee directors who are members of the Audit Committee and the Compensation Committee received for their services as members of such committees $2,500 per committee meeting attended in person or by telephone during the fiscal year. In addition, Charles Reibel and Charles T. Owen, both of whom are no longer directors of VCAT, were each paid an additional $7,500 during fiscal 2001 for serving as members of the Special Committee. We also paid Cornelius Smyth a total of $10,000 during fiscal 2001 for serving as a member and as chairman of the Special Committee.

   Nonemployee Directors' Plan. Each nonemployee director also is eligible to receive stock options under VCAT's 1996 Nonemployee Directors Stock Option Plan, as amended (the "1996 Plan"), a non-discretionary, formula stock option plan pursuant to which 300,000 shares of Common Stock have been authorized for issuance. Each nonemployee director who first becomes a member of the Board of Directors will be granted an option to purchase 10,000 shares of Common Stock automatically on the date of his or her election or appointment to the Board of Directors. Each nonemployee director also is granted an option to purchase 5,000 shares of Common Stock automatically on the date of each of VCAT's Annual Meetings of Shareholders at which such nonemployee director is reelected to the Board of Directors. The exercise price for all options granted under the 1996 Plan is based on the fair market value of the Common Stock on the date of grant. Each option granted under the 1996 Plan becomes exercisable 6 months following the date of grant.

   At the close of VCAT's last annual meeting of shareholders on December 8, 2000, Charles Reibel, Charles T. Owen and Cornelius Smyth were each granted, pursuant to the 1996 Plan, an option to purchase 5,000 shares of Common Stock at an exercise price of $1.75 per share, the fair market value of the Common Stock on the date of grant.

   The 1995 Plan. Each nonemployee director also is eligible to receive awards under VCAT's 1995 Stock Option Plan, as amended (the "1995 Plan"), a discretionary stock option plan administered by the Compensation Committee, except in the case of grants to nonemployee directors in which case the 1995 Plan is administered by the Board of Directors.

   In fiscal 2001, Charles Reibel, Charles T. Owen and Neil Smyth were each granted, pursuant to the 1995 Plan, an option to purchase 10,000 shares of Common Stock at an exercise price of $2.22 per share, the fair market value of the Common Stock at the time of the grant. In addition, Charles Reibel and Neil Smyth were each granted two additional options at an exercise price that was higher than the fair market value of the Common Stock at the time of grant: an option to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share and a second option to purchase 5,000 shares of Common Stock at an exercise price of $4.00 per share.

Change of Control Arrangements

   Certain of VCAT's stock option plans, and certain of the individual stock option agreements entered into thereunder, contain change in control provisions which, under certain circumstances, trigger the acceleration of vesting of options granted thereunder.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   This table contains certain information as of September 17, 2001, regarding all persons who, to the knowledge of VCAT, were the beneficial owners of more than 5% of the outstanding shares of our common stock, each of the directors of VCAT, each of the executive officers named in the Summary Compensation Table set forth herein under the caption "Compensation of Executive Officers" (we refer to all these officers as the "Named Executive Officers") and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the U.S. Securities and Exchange Commission (the "SEC"), or based upon the actual knowledge of VCAT.

                                    Amount and Nature
                                      of Beneficial    Right to     Percent of
Name                                    Ownership     Acquire(3)    Class(1)(2)
----                                ----------------- ----------    -----------
Principal Stockholders:
Richard T. ("Chip") Harrison (4)..        750,000           --         10.4%
  4478 Monaco Street
  San Diego, California 92106
Jonathan Ungar....................        485,487       144,775         8.6%
  220 Montgomery Street, Suite 500
  San Francisco, California 94104
Karol M. Schoen...................        477,216       112,784         8.1%
  9254-B Lake Murray Blvd.
  San Diego, California 92119
Directors:
L. Donald Speer, II (5)...........      1,578,360       960,000(6)     31.1%
Andrew B. Laub (5)................          1,500       420,000         5.5%
Stephen M. Dirks (5)..............            --         12,500          *
Jana McKeag.......................            --         60,000          *
  315 Queen Street
  Alexandria, Virginia 22314
Cornelius E. ("Neil") Smyth.......         75,000        11,250         1.2%
  60 Montego Court
  Coronado, California 92118
Named Executive Officers Who are
 Not Directors:
Robert Regent (5).................            --        140,000         1.9%
Glenn D. Smith (7)................          3,200           --           *
  1999 Avenue of the Stars
  Los Angeles, CA 90067
Kevin McIntosh (5)................          3,000       218,500         3.0%

All directors and executive
 officers as a group (7 persons)..      1,657,860     1,822,250        38.5%

--------
 * Less than one percent

(1) Subject to applicable community property and similar statutes.

(2) Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3) Shares that can be acquired through stock options or warrant exercises, conversion privileges or other rights through November 16, 2001.

(4) Richard T. Harrison resigned as a director, officer and employee of VCAT on December 17, 1999.

(5) The mailing address of such shareholder is in care of Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, California 92108.

(Footnotes continued on the next page.)

(Footnotes continued from the previous page.)

(6) Does not include options to purchase 74,000 shares of common stock held by Mr. Speer's wife, with respect to which Mr. Speer disclaims beneficial ownership.

(7) Glenn D. Smith resigned as a director, officer and employee of VCAT on August 3, 2001.

Change in Control of VCAT

   Pursuant to VCAT's Articles of Incorporation, no person may become an officer, director or the beneficial owner of such number of any class or series of VCAT's issued and outstanding capital stock such that he or she shall hold, directly or indirectly, one of the ten greatest financial interests in VCAT (an "Interested Person") unless such Interested Person agrees in writing to (a) provide the National Indian Gaming Commission ("NIGC") or other gaming authority having jurisdiction over VCAT's operations ("Gaming Authority") with information regarding such Interested Person, including information regarding other gaming-related activities of such Interested Person and financial statements, in such form, and with such updates, as may be required by the NIGC or other Gaming Authority; (b) respond to written or oral questions that may be propounded by the NIGC or any Gaming Authority; and (c) consent to the performance of any background investigation that may be required by the NIGC or any Gaming Authority, including an investigation of any criminal record of such Interested Person.

   In the event that an Interested Person (a) fails to provide information requested by the NIGC or any Gaming Authority, (b) gives the NIGC or any Gaming Authority cause either to deny approval of or to seek to void a management contract to which VCAT is a party, or (c) takes action that will affect the voiding of any such management contract, such Interested Person shall be required to divest all of VCAT's stock owned by such shareholder within a 90-day period. If the Interested Person is unable to sell such stock within this period, the Interested Person shall notify VCAT in writing, and VCAT shall repurchase such stock at a purchase price equivalent to the lower of such stock's book value or cost.

Item 12. Certain Relationships and Related Transactions

   On August 27, 1998, VCAT acquired 100% of the outstanding equity of Cyberworks, Inc., a California corporation ("Cyberworks") for an aggregate purchase price, exclusive of acquisition costs, of $3,560,000. Richard T. Harrison, as the sole shareholder of Cyberworks, received 750,000 shares of newly-issued Common Stock and $500,000 in cash. For purposes of the merger transaction, the fair market value of a share of Common Stock was determined to be $4.08 per share, this price being established pursuant to a formula set forth in the reorganization agreement. On the effective date of the merger, in addition to becoming a principal shareholder of VCAT, Richard T. Harrison, the former President and Chief Executive Officer of Cyberworks, was appointed a director of VCAT. In addition, on the effective date of the merger, Mr. Harrison entered into an employment agreement (the "Employment Agreement") and a noncompetition agreement (as amended, restated, supplemented or otherwise modified, the "Noncompetition Agreement") with VCAT and Cyberworks relating to Mr. Harrison's service as President and Chief Operating Officer of Cyberworks following the merger transaction. The Employment Agreement provided for an initial base salary of $228,000 per year.

   In connection with the resignation of Mr. Harrison as an officer, director and an employee of VCAT and Cyberworks on December 17, 1999, VCAT entered into a settlement and release agreement, a call agreement and a stock pledge agreement with Mr. Harrison and also agreed to amend and restate the Noncompetition Agreement (as described below) with Mr. Harrison. Pursuant to the settlement and release agreement, in consideration of the general release by Mr. Harrison of all claims and liabilities and a release of federal age discrimination claims he had or may have had against VCAT and its related entities based on acts or events occurring on or before the date of the agreement, VCAT or Cyberworks agreed to pay or give Mr. Harrison (a) the then current portion of his earned salary and documented reimbursement expenses, (b) accrued and unused vacation pay, (c) nonaccountable automobile benefits and (d) title to certain computer equipment. Pursuant to the call agreement, in consideration of $20,000 payable to Mr. Harrison and in consideration of Mr. Harrison and VCAT entering into the settlement and release agreement and the call agreement,

Mr. Harrison granted to VCAT the right and option until December 25, 2001 to purchase all or part of his 750,000 shares of Common Stock at an exercise price of $2.50 per share. Pursuant to the stock pledge agreement, VCAT was granted a security interest in Mr. Harrison's 750,000 shares of Common Stock as an inducement for VCAT to enter into the settlement and release agreement and the call agreement and to secure Mr. Harrison's obligations under the call agreement.

   The Noncompetition Agreement (as amended from two years ago in connection with Mr. Harrison's resignation and his entering into the settlement and release agreement, call agreement and stock pledge agreement with VCAT) prohibits Mr. Harrison from (a) competing with VCAT and Cyberworks and certain affiliates thereof within the territory of the United States of America for 18 months after December 19, 1999 and (b) soliciting certain employees, customers and suppliers of VCAT and Cyberworks and certain affiliates thereof during the noncompetition term; provided, however, that VCAT consented to Mr. Harrison's employment by Working Woman Network, Inc. and Working Woman Network Internet, Inc. and his solicitation and/or hiring of VCAT employee Charles Gillespie.

   On July 16, 1999, VCAT purchased certain assets and assumed certain liabilities of Typhoon Capital Consultants, LLC, whose members were Sanjay Sabnani, an executive officer of VCAT and a Director, and his spouse, Manisha Sabnani, for a purchase price of $100,000.

   In connection with the transaction, Mr. Sabnani became an executive officer and a director of VCAT and entered into a one year employment agreement with VCAT relating to Mr. Sabnani's service as Vice President, Investor Relations Officer of VCAT and President of VCAT's Internet Consulting Division operating under the name Venture-Catalyst.com. The Employment Agreement provided for an initial annual base salary of $180,000. Effective February 18, 2000, Mr. Sabnani became President and Chief Operating Officer of VCAT and the Compensation Committee increased his annual base salary to $275,000.

   In connection with the Employment Agreement, the Compensation Committee of the Board (a) granted to Mr. Sabnani on July 16, 1999, a non-statutory stock option to purchase 262,500 shares of Common Stock, at an exercise price per share equal to the fair market value on the date of grant, with vesting to occur in four equal installments on October 15, 1999 and on the 15th of January, April and July 2000, and (b) agreed to grant in the future a non-statutory stock option to purchase 240,000 shares of Common Stock, at an exercise price of $10.00 per share on the date that the fair market value (as defined in the 1995 Plan, as amended) of a share of Common Stock is $10.00, provided, however, that to be granted such option Mr. Sabnani must be an employee of VCAT or one of its subsidiaries on such date of grant, in each case pursuant to the terms established by the Compensation Committee. In February 2000, the date on which the fair market value of a share of Common Stock exceeded $10.00, Mr. Sabnani agreed to waive his rights as to 100,000 shares of such option and to accept an exercise price of $10.41 per share in order to comply with the restrictions of the 1995 Plan. In May 2000, Mr. Sabnani was granted 100,000 shares at a price of $10.41, a price greater than the fair market value of the stock on such date, vesting in four equal installments on August 31, 2000, November 30, 2000, February 28, 2001, and May 31, 2001.

   In connection with the resignation of Mr. Sabnani as an officer and director of VCAT on September 29, 2000, VCAT entered into a severance agreement and general release with Mr. Sabnani. Pursuant to the severance agreement and general release, and in consideration of the general release by Mr. Sabnani of all claims and liabilities he had or may have had against VCAT and its related entities based on acts or events occurring on or before the date of the agreement, VCAT agreed to pay or give Mr. Sabnani (a) the then current portion of his earned salary, documented reimbursement expenses and vacation; (b) Mr. Sabnani's automobile lease; (c) certain documented mileage reimbursement for Mr. Sabnani's automobile; (d) initial separation payment of $10,577; (e) compensation provided that Mr. Sabnani remains an employee of VCAT; (f) certain payments if terminated other than for cause prior to December 22, 2000; and (g) cancellation of all options vesting after September 29, 2000.

   On January 28, 2000, VCAT entered into a stock purchase agreement with Stephen M. Dirks and webinc., Inc., a Delaware corporation, whose owners included Mr. Dirks, for a purchase price of $20,000. webinc., Inc. was subsequently merged into VCAT.

   In connection with the webinc. transaction, Mr. Dirks entered into a letter agreement with VCAT relating to Mr. Dirks' service as Vice President of Corporate Development. The letter of employment provides for a monthly base salary of $8,333. The base salary may be adjusted by the Compensation Committee of the Board of Directors. In connection with the letter agreement, the Compensation Committee of the Board (a) granted to Mr. Dirks on January 29, 2000 a nonstatutory stock option to purchase 230,000 shares of Common Stock, at an exercise price per share equal to the fair market value on the date of grant, with vesting to occur in eight equal installments commencing April 28, 2000, provided, however, that to exercise such options Mr. Dirks must have been in the continuous employ of VCAT or one of its subsidiaries through each of the vesting dates. Mr. Dirk's employment with VCAT was at will and could be terminated by either VCAT or Mr. Dirks at any time for any reason, with or without prior notice or cause.

   On March 22, 2000, Mr. Dirks was appointed to the Board of Directors and became an officer of VCAT. Mr. Dirks resigned as an officer and employee of VCAT in February 2001. He continues to serve as a director.

   In connection with the resignation of G. Fritz Opel as an officer, director and an employee of VCAT on February 13, 2000, VCAT entered into both a settlement and release agreement, and a consulting agreement with Mr. Opel. Pursuant to the settlement and release agreement, in consideration of the release of VCAT by Mr. Opel of all claims and liabilities he had or may have had against VCAT based on acts or events occurring on or before the date of the agreement, VCAT agreed to (a) reimburse Mr. Opel for premiums paid by him if he elects to participate in any of VCAT's group health insurance plans pursuant to COBRA through April 30, 2000, and (b) extend all provisions of the stock options granted to Mr. Opel under VCAT's stock option plans during the period of time he is engaged as a consultant for VCAT. Pursuant to the consulting agreement, VCAT retained Mr. Opel as a consultant through February 25, 2001. In consideration for the performance of such consulting services, VCAT agreed to pay Mr. Opel $33,395.67 through April 30, 2000 and, commencing May 1, 2000 and continuing through the remainder of the consulting term, a minimum base fee of $2,500 per month, said fee to be credited at a rate of $250.00 per hour, against Mr. Opel's first ten hours of services rendered, plus an additional fee of $250.00 per hour for services rendered in excess of the base fee. On
August 15, 2000, VCAT and Mr. Opel amended the consulting agreement to provide for a consulting fee of $7,500 per month and to increase the minimum hours of services rendered to thirty per month, said consulting fee pro rated for the month of August 2000. The consulting agreement also contains certain confidential information and non-competition provisions. As a consultant, Mr. Opel rendered advisory services and performed projects as assigned to him from time to time by the Chairman of the Board of VCAT for matters specifically relating to the Barona Casino and the Barona Tribe. Mr. Opel rejoined VCAT as an employee in December 2000, at which time the consulting agreement was terminated.

   In September 2000, VCAT provided to L. Donald Speer, II, Chairman and Chief Executive Officer of VCAT and a Director, and his spouse, Kelly Jacobs Speer, a loan in the principal amount of up to $400,000, with interest at the rate of 7%. In September 2000, the Speers were advanced an aggregate of approximately $250,000 under the terms of this loan. The debt was secured by a pledge of 470,000 shares of VCAT Common Stock owned by Mr. Speer. The loan was initially due on March 31, 2001. In November 2000, the Speers made an aggregate payment of principal and interest of $215,000 to us. On March 31, 2001, we entered into an agreement with the Speers to extend the maturity date of the loan to September 30, 2001. In September 2001, we agreed to further extend the maturity date until December 31, 2001, provided that the Speers pay all accrued interest outstanding as of September 30, 2001 on or before September 30, 2001. As of September 30, 2001, after the repayment of accrued interest by the Speers, the aggregate principal and accrued interest outstanding under this loan was $37,420.

   In March 2001, we paid Jana McKeag, our Vice President, Governmental Relations and one of our Directors, a one-time bonus of $100,000. The Compensation Committee of the Board of Directors awarded this bonus to Ms. McKeag in recognition of her efforts for VCAT and enhancing VCAT's presence in the Native American community in California.

   In the opinion of management, the terms of the above-described transactions are fair and reasonable and as favorable to VCAT as those which could have been obtained from unrelated third parties at the time of their execution.

Item 13. Exhibits and Reports on Form 8-K

   (a) Exhibits

   The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Asset Purchase Agreement dated as of July 16, 1999 by and among VCAT,
         Typhoon Capital Consultants, LLC, Sanjay Sabnani and Manisha Sabnani,
         previously filed as Exhibit 2.4 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 1999, dated September 27, 1999 and filed with the Commission on September 28, 1999 (File No. 0-11532)
         (the "fiscal 1999 Annual Report"), which is incorporated herein by reference.

  2.2    Stock Purchase Agreement dated as of January 28, 2000 by and among Ken
         King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and VCAT previously filed as Exhibit 2.1 to VCAT's Quarterly Report on Form 10-QSB for the
         Quarterly Period Ended March 31, 2000, filed with the Commission on
         May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

  2.3    Stock Purchase Agreement dated as of January 28, 2000 by and among
         VCAT, Stephen M. Dirks and webinc., Inc., previously filed as Exhibit
         2.2 to VCAT's Quarterly Report on Form 10QSB for the Quarterly Period
         Ended March 31, 2000, filed with the Commission on May 15, 2000
         (File No. 0-11532), which is incorporated herein by reference.

  2.4    Agreement and Plan of Reorganization among VCAT, Venture Acquisition
         Corporation, CTInteractive, Inc., and Donald Scott Campbell dated as of March 23, 2000, previously filed as Exhibit 2.3 to VCAT's Quarterly
         Report on Form 10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

  2.5 Agreement and Plan of Reorganization dated as of June 26, 2000, by and among VCAT and Venture-Catalyst.com, Inc., DayPlan.com, Inc., Sunvir
         S. Gujral, Gary U. Scapellati, Ajay Mehra, Michael Trujillo and
         Liveleen K. Gujral, previously filed as Exhibit 2.5 to VCAT's Annual
         Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

  3.1 Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT's Quarterly Report on Form 10-QSB for the
         Quarterly Period Ended December 31, 1999, filed with the Commission on
         February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

  3.2 Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT's Annual Report on form 10-KSB for the Fiscal Year Ended June
         30, 1995, filed with the Commission on October 12, 1995 (File No. 0-
         11532), which is incorporated herein by reference.

  3.3    Amended and Restated Bylaws of VCAT, as amended, previously filed as
         Exhibit 3.3 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 Exhibit
   No.                                 Description
 -------                               -----------

 Material Contracts Relating to Management Compensation Plans or Arrangements

 10.1    VCAT's 1995 Stock Option Plan, as amended, previously filed as
         Appendix A to VCAT's Proxy Statement dated April 27, 2000 filed with the Commission on April 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.2 VCAT's 1996 Non-employee Directors Stock Option Plan, previously filed as Appendix A to VCAT's Proxy Statement dated October 27, 2000, filed with the Commission on October 27, 2000 (File No. 0-11532), is hereby incorporated by reference.

 10.3    Negotiable Secured Promissory Note, dated August 5, 1999, of
         Christopher Wm. Voisin, in favor of VCAT in the principal amount of $49,462.00, previously filed as Exhibit 10.37 to the fiscal 1999
         Annual Report (File No. 0-11532), which is incorporated herein by reference.

 10.4    Settlement and Release Agreement dated December 17, 1999, by and among
         Richard T. Harrison, VCAT and Cyberworks, Inc., previously filed as
         Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB for the
         Quarterly Period Ended December 31, 1999, filed with the Commission on
         February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.5    Consulting Agreement dated February 25, 2000 between VCAT and G. Fritz
         Opel, previously filed as Exhibit 10.1 to VCAT's Quarterly Report on
         Form 10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.6 Settlement and Release Agreement dated February 25, 2000 between VCAT and G. Fritz Opel, previously filed as Exhibit 10.2 to VCAT's
         Quarterly Report on Form 10-QSB for the Quarterly Period Ended March
         31, 2000, filed with the Commission on May 15, 2000 (File No. 0-
         11532), which is incorporated herein by reference.

 10.7    Loan Agreement dated September 1, 2000, by and between VCAT and L.
         Donald Speer, II and Kelly Elizabeth Speer, previously filed as
         Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB for the
         Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.8    Advance Promissory Note dated September 30, 2000 between VCAT and L.
         Donald Speer, II and Kelly Elizabeth Speer.

 10.9 Severance Agreement and General Release dated September 29, 2000, by and between Sanjay Sabnani and VCAT, previously filed as Exhibit 10.2 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period
         Ended September 30, 2000, filed with the Commission on November 14,
         2000 (File No. 0-11532), which is incorporated herein by reference.

 10.10   Extension to Promissory Note dated March 31, 2001 between VCAT and L.
         Donald Speer, II and Kelly Elizabeth Speer, previously filed as
         Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB for the
         Quarterly Period Ended March 31, 2001, filed with the Commission on
         May 15, 2001 (File No. 0-11532), which is incorporated herein by reference.

 10.11   Second Extension to Promissory Note dated September 30, 2001 between
         VCAT and L. Donald Speer, II and Kelly Elizabeth Speer.

 Other Material Contracts

 10.12 Amended and Restated Consulting Agreement by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians (the "Barona
         Tribe"), dated as of April 29, 1996, previously filed as Exhibit 10.7 to VCAT's Annual Report on form 10-KSB for the Fiscal Year Ended
         June 30, 1996, filed with the Commission on October 5, 1996 (File No.
         0-11532), which is incorporated herein by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.13   Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between VCAT and the Barona Group of
         Capitan Grande Band of Mission Indians, previously filed as Exhibit
         10.4 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly
         Period Ended March 31, 1998, filed with the Commission on May 15,
         1998, which is incorporated herein by reference.

 10.14 Assignment, Assumption and Consent dated September 28, 1999 by and between Typhoon Capital Consultants, LLC., dba: Venture-Catalyst.com,
         Inland Entertainment Corporation and Spieker Properties, L.P. relating to the March 22, 1999 Santa Monica, California Office Lease, previously filed as Exhibit 10.2 to VCAT's Quarterly Report on Form
         10-QSB for the Quarterly Period Ended September 30, 1999, filed with the Commission on November 15, 1999 (File No. 0-11532), which is incorporated herein by reference.

 10.15   Lease Agreement dated March 22, 1999, by and between Typhoon Capital
         Consultants, LLC, dba: Venture-Catalyst.com, and Spieker Properties,
         L.P., previously filed as Exhibit 10.3 to VCAT's Quarterly Report on
         Form 10-QSB for the Quarterly Period Ended September 30, 1999, filed with the Commission on November 15, 1999 (File No. 0-11532), which is incorporated herein by reference.

 10.16 Assignment and Assumption Agreement dated as of July 16, 1999, by and among VCAT, Typhoon Capital Consultants, LLC, Sanjay Sabnani and
         Manisha Sabnani, previously filed as Exhibit 10.4 to VCAT's Quarterly
         Report on Form 10-QSB for the Quarterly Period Ended September 30,
         1999, flied with the Commission on November 15, 1999 (File No. 0-
         11532), which is incorporated herein by reference.

 10.17   Amended and Restated Non-competition Agreement dated as of December
         25, 1999, by and between Richard T. Harrison and VCAT, previously filed as Exhibit 10.2 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, and filed with the
         Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.18   Call Agreement dated as of December 25, 1999, by and between Richard
         T. Harrison and VCAT, previously filed as Exhibit 10.3 to VCAT's
         Quarterly Report on Form 10-QSB for the Quarterly Period Ended
         December 31, 1999, filed with the Commission on February 14, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 10.19   Stock Pledge Agreement dated as of December 25, 1999, by and between
         Richard T. Harrison and VCAT, previously filed as Exhibit 10.4 to
         VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period Ended
         December 31, 1999, filed with the Commission on February 14, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 10.20 Consulting Fee Subordination Agreement dated as of January 13, 2000 among State Street Bank and Trust Company of California, National
         Association, VCAT and the Barona Group of Capitan Grande Band of
         Mission Indians, previously filed as Exhibit 10.3 to VCAT's Quarterly
         Report on Form 10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.21   Stock Purchase and Settlement and Release Agreement by and among VCAT,
         Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to VCAT's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996
         (File No. 0-11532), which is incorporated herein by reference.

 10.22 Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to VCAT's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.23   Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to VCAT's Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

 10.24 Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.19 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June
         30, 1998, filed with the Commission on September 28, 1998 (File No. 0-
         11532), which is incorporated herein by reference.

 10.25 Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit
         10.20 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended
         June 30, 1998, filed with the Commission on September 28, 1998 (File
         No. 0-11532), which is incorporated herein by reference.

 10.26 Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.21 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June
         30, 1998, filed with the Commission on September 28, 1998 (File No. 0-
         11532), which is incorporated herein by reference.

 10.27 Promissory Note dated September 15, 1998 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit
         10.22 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended
         June 30, 1998, filed with the Commission on September 28, 1998 (File
         No. 0-11532), which is incorporated herein by reference.

 10.28 Promissory Note dated as of September 15, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.23 to VCAT's Annual
         Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.29 Promissory Note dated as of September 15, 2000, by and between VCAT and Alan Henry Woods, previously filed as Exhibit 10.24 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.30   Stock Purchase Agreement dated as of April 30, 2000, by and between
         VCAT and Jonathan Ungar and Alan Henry Woods, previously filed as
         Exhibit 10.12 to VCAT's Annual Report on Form 10-KSB for the Fiscal
         Year ended June 30, 2000, filed with the Commission on September 28,
         2000 (File No. 0-11532), which is incorporated herein by reference.

 10.31 Warrant Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.13 to VCAT's Annual
         Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.32   Stock Purchase Agreement dated as of April 11, 2000, by and between
         VCAT and Gary Cheng, previously filed as Exhibit 10.14 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.33   Stock Purchase Agreement dated as of April 11, 2000, by and between
         VCAT and Thomas Courts, previously filed as Exhibit 10.15 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.34   Stock Purchase Agreement dated as of April 11, 2000, by and between
         VCAT and Howard Yen, previously filed as Exhibit 10.16 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532),
         which is incorporated herein by reference.

 10.35   Stock Purchase Agreement dated as of April 11, 2000, by and between
         VCAT and Paul Yahnke, previously filed as Exhibit 10.17 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.36   Stock Purchase Agreement dated as of April 13, 2000, by and between
         VCAT and Tony Yollin, previously filed as Exhibit 10.18 to VCAT's
         Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.37   Stock Purchase Agreement dated as of April 13, 2000, by and between
         VCAT and Boniface O. Onubah, previously filed as Exhibit 10.19 to
         VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
         2000, filed with the Commission on September 28, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 10.38   Stock Purchase Agreement dated as of April 13, 2000, by and between
         VCAT and Keri Consulting Limited, previously filed as Exhibit 10.20 to
         VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
         2000, filed with the Commission on September 28, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 10.39 Sublease Agreement dated as of May 15, 2000, by and between VCAT and Morton Jankel Zander, Inc., a California corporation, previously filed as Exhibit 10.21 to VCAT's Annual Report on Form 10-KSB for the Fiscal
         Year ended June 30, 2000, filed with the Commission on September 28,
         2000 (File No. 0-11532), which is incorporated herein by reference.

 10.40 Agreement of Sublease dated as of August 11, 2000, by and between VCAT and iXL, Inc., a Delaware corporation, previously filed as Exhibit
         10.22 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended
         June 30, 2000, filed with the Commission on September 28, 2000
         (File No. 0-11532), which is incorporated herein by reference.

 10.41   Asset Purchase Agreement dated as of August 17, 2000, by and between
         Cyberworks, Inc., and Cyber-Tech Group Limited, previously filed as
         Exhibit 10.25 to VCAT's Annual Report on Form 10-KSB for the Fiscal
         Year ended June 30, 2000, filed with the Commission on September 28,
         2000 (File No. 0-11532), which is incorporated herein by reference.

 10.42 Intercreditor and Subordination Agreement dated October 10, 2000, by and between VCAT, Wells Fargo Bank, National Association, the Barona
         Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.3 to VCAT's Quarterly Report on Form
         10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

 10.43 Office Lease Agreement dated as of May 23, 2001, by and between VCAT and AGBRI Mission L.L.C.

 10.44   Sublease Agreement dated May 2, 2001, by and between VCAT and Astute
         Networks, Inc.

 10.45   Reaffirmation, Consent and Amendment of Intercreditor and
         Subordination Agreement dated July 2, 2001, by and among VCAT, Wells
         Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority.

 10.46   Consent to Sublease dated May 28, 2001, by and among VCAT, Astute
         Networks, Inc., and Prentiss Properties Acquisition Partners, L.P.

 Exhibit
   No.             Description
 -------           -----------
 21      Subsidiaries of Registrant.

 23      Consent of Grant Thornton LLP.

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

                                          VENTURE CATALYST INCORPORATED,
                                          a Utah corporation

                                                /s/ L. Donald Speer, II
Dated: October 9, 2001                    By: _________________________________
                                                    L. Donald Speer, II
                                                   Chairman of the Board,
                                                  Chief Executive Officer,
                                               President and Chief Operating
                                                          Officer
                                               (Principal Executive Officer)

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ L. Donald Speer, II          Chairman of the Board, Chief  October 9, 2001
____________________________________  Executive Officer,
        L. Donald Speer, II           President, Chief Operating
                                      Officer and a Director

       /s/ Andrew B. Laub            Executive Vice President,     October 9, 2001
____________________________________  Finance and a Director
           Andrew B. Laub

        /s/ Jana McKeag              Vice President, Governmental  October 9, 2001
____________________________________  Relations and a Director
            Jana McKeag

       /s/ Kevin McIntosh            Senior Vice President and     October 9, 2001
____________________________________  Chief Financial Officer
           Kevin McIntosh             (Principal Financial and
                                      Accounting Officer)

      /s/ Stephen M. Dirks           Director                      October 9, 2001
____________________________________
          Stephen M. Dirks

       /s/ Neil E. Smyth             Director                      October 9, 2001
____________________________________
    Cornelius E. ("Neil") Smyth

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
     2.1     Asset Purchase Agreement dated as of July 16, 1999 by and among
             VCAT, Typhoon Capital Consultants, LLC, Sanjay Sabnani and Manisha
             Sabnani, previously filed as Exhibit 2.4 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 1999, dated
             September 27, 1999 and filed with the Commission on September 28,
             1999 (File No. 0-11532)
             (the "fiscal 1999 Annual Report"), which is incorporated herein by reference.

     2.2     Stock Purchase Agreement dated as of January 28, 2000 by and among
             Ken King, Tom Green, Mary Anne Fuchs, Cameron Irrejon and VCAT previously filed as Exhibit 2.1 to VCAT's Quarterly Report on Form
             10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

     2.3     Stock Purchase Agreement dated as of January 28, 2000 by and among
             VCAT, Stephen M. Dirks and webinc., Inc., previously filed as
             Exhibit 2.2 to VCAT's Quarterly Report on Form 10-QSB for the
             Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

     2.4     Agreement and Plan of Reorganization among VCAT, Venture
             Acquisition Corporation, CTInteractive, Inc., and Donald Scott
             Campbell dated as of March 23, 2000, previously filed as Exhibit
             2.3 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly
             Period Ended March 31, 2000, filed with the Commission on May 15,
             2000 (File No. 0-11532), which is incorporated herein by reference.

     2.5 Agreement and Plan of Reorganization dated as of June 26, 2000, by and among VCAT and Venture-Catalyst.com, Inc., DayPlan.com, Inc.,
             Sunvir S. Gujral, Gary U. Scapellati, Ajay Mehra, Michael Trujillo and Liveleen K. Gujral, previously filed as Exhibit 2.5 to VCAT's
             Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
             2000, filed with the Commission on September 28, 2000
             (File No. 0-11532), which is incorporated herein by reference.

     3.1 Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

     3.2 Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as
             Exhibit 3.1 to VCAT's Annual Report on Form 10-KSB for the Fiscal
             Year Ended June 30, 1995, filed with the Commission on October 12,
             1995 (File No. 0-11532), which is incorporated herein by reference.

     3.3 Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.3 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year ended June 30, 2000, filed with the Commission on
             September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

 Material Contracts Relating to Management Compensation Plans or Arrangements

    10.1     VCAT's 1995 Stock Option Plan, as amended, previously filed as
             Appendix A to VCAT's Proxy Statement dated April 27, 2000 filed with the Commission on April 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.2 VCAT's 1996 Non-employee Directors Stock Option Plan, previously filed as Appendix A to VCAT's Proxy Statement dated October 27,
             2000, filed with the Commission on October 27, 2000
             (File No. 0-11532), is hereby incorporated by reference.

    10.3     Negotiable Secured Promissory Note, dated August 5, 1999, of
             Christopher Wm. Voisin, in favor of VCAT in the principal amount of $49,462.00, previously filed as Exhibit 10.37 to the fiscal
             1999 Annual Report (File No. 0-11532), which is incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.4     Settlement and Release Agreement dated December 17, 1999, by and among Richard T. Harrison, VCAT and Cyberworks, Inc., previously filed as Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB
             for the Quarterly Period Ended December 31, 1999, filed with the
             Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.5     Consulting Agreement dated February 25, 2000 between VCAT and G.
             Fritz Opel, previously filed as Exhibit 10.1 to VCAT's Quarterly
             Report on Form 10-QSB for the Quarterly Period Ended March 31,
             2000, filed with the Commission on May 15, 2000 (File No. 0-
             11532), which is incorporated herein by reference.

    10.6     Settlement and Release Agreement dated February 25, 2000 between
             VCAT and G. Fritz Opel, previously filed as Exhibit 10.2 to VCAT's
             Quarterly Report on Form 10-QSB for the Quarterly Period Ended
             March 31, 2000, filed with the Commission on May 15, 2000
             (File No. 0-11532), which is incorporated herein by reference.

    10.7     Loan Agreement dated September 1, 2000, by and between VCAT and L.
             Donald Speer, II and Kelly Elizabeth Speer, previously filed as
             Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB for the
             Quarterly Period Ended September 30, 2000, filed with the
             Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.8     Advance Promissory Note dated September 30, 2000 between VCAT and
             L. Donald Speer, II and Kelly Elizabeth Speer.

    10.9 Severance Agreement and General Release dated September 29, 2000, by and between Sanjay Sabnani and VCAT, previously filed as
             Exhibit 10.2 to VCAT's Quarterly Report on Form 10-QSB for the
             Quarterly Period Ended September 30, 2000, filed with the
             Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.10    Extension to Promissory Note dated March 31, 2001 between VCAT and
             L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as
             Exhibit 10.1 to VCAT's Quarterly Report on Form 10-QSB for the
             Quarterly Period Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 0-11532), which is incorporated herein by reference.

    10.11 Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer.

 Other Material Contracts

    10.12 Amended and Restated Consulting Agreement by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians (the
             "Barona Tribe"), dated as of April 29, 1996, previously filed as
             Exhibit 10.7 to VCAT's Annual Report on form 10-KSB for the Fiscal
             Year Ended June 30, 1996, filed with the Commission on October 5,
             1996 (File No. 0-11532), which is incorporated herein by reference.

    10.13 Modification No.1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between VCAT and the Barona
             Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to VCAT's Quarterly Report on Form 10-QSB for the
             Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998, which is incorporated herein by reference.

    10.14 Assignment, Assumption and Consent dated September 28, 1999 by and between Typhoon Capital Consultants, LLC., dba: Venture-
             Catalyst.com, Inland Entertainment Corporation and Spieker
             Properties, L.P. relating to the March 22, 1999 Santa Monica,
             California Office Lease, previously filed as Exhibit 10.2 to
             VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period
             Ended September 30, 1999, filed with the Commission on November
             15, 1999 (File No. 0-11532), which is incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.15    Lease Agreement dated March 22, 1999, by and between Typhoon
             Capital Consultants, LLC, dba: Venture-Catalyst.com, and Spieker
             Properties, L.P., previously filed as Exhibit 10.3 to VCAT's
             Quarterly Report on Form 10-QSB for the Quarterly Period Ended
             September 30, 1999, filed with the Commission on November 15, 1999
             (File No. 0-11532), which is incorporated herein by reference.

    10.16 Assignment and Assumption Agreement dated as of July 16, 1999, by and among VCAT, Typhoon Capital Consultants, LLC, Sanjay Sabnani and Manisha Sabnani, previously filed as Exhibit 10.4 to VCAT's
             Quarterly Report on Form 10-QSB for the Quarterly Period Ended
             September 30, 1999, flied with the Commission on November 15, 1999
             (File No. 0-11532), which is incorporated herein by reference.

    10.17    Amended and Restated Non-competition Agreement dated as of
             December 25, 1999, by and between Richard T. Harrison and VCAT, previously filed as Exhibit 10.2 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, and filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.18 Call Agreement dated as of December 25, 1999, by and between Richard T. Harrison and VCAT, previously filed as Exhibit 10.3 to
             VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period
             Ended December 31, 1999, filed with the Commission on February 14,
             2000 (File No. 0-11532), which is incorporated herein by reference.

    10.19 Stock Pledge Agreement dated as of December 25, 1999, by and between Richard T. Harrison and VCAT, previously filed as Exhibit
             10.4 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly
             Period Ended December 31, 1999, filed with the Commission on
             February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.20    Consulting Fee Subordination Agreement dated as of January 13,
             2000 among State Street Bank and Trust Company of California,
             National Association, VCAT and the Barona Group of Capitan Grande
             Band of Mission Indians, previously filed as Exhibit 10.3 to VCAT's Quarterly Report on Form 10-QSB for the Quarterly Period
             Ended March 31, 2000, filed with the Commission on May 15, 2000
             (File No. 0-11532), which is incorporated herein by reference.

    10.21    Stock Purchase and Settlement and Release Agreement by and among
             VCAT, Jonathan Ungar and Alan Henry Woods, dated September 27,
             1996, previously filed as Exhibit 2.1 to VCAT's Current Report on
             Form 8-K dated October 1, 1996, filed with the Commission on
             October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

    10.22    Promissory Note dated September 30, 1996 in favor of Jonathan
             Ungar in the principal amount of $1,768,550, previously filed as
             Exhibit 2.2 to VCAT's Current Report on Form 8-K dated October 1,
             1996, filed with the Commission on October 1, 1996 (File No. 0-
             11532), which is incorporated herein by reference.

    10.23    Promissory Note dated September 30, 1996 in favor of Alan Henry
             Woods in the principal amount of $1,731,450, previously filed as
             Exhibit 2.3 to VCAT's Current Report on Form 8-K dated October 1,
             1996, filed with the Commission on October 1, 1996 (File No. 0-
             11532), which is incorporated herein by reference.

    10.24    Promissory Note dated September 15, 1997 in favor of Jonathan
             Ungar in the principal amount of $1,000,000, previously filed as
             Exhibit 10.19 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year Ended June 30, 1998, filed with the Commission on
             September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

    10.25    Promissory Note dated September 15, 1997 in favor of Alan Henry
             Woods in the principal amount of $1,000,000, previously filed as
             Exhibit 10.20 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year Ended June 30, 1998, filed with the Commission on
             September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.26    Promissory Note dated September 15, 1998 in favor of Jonathan
             Ungar in the principal amount of $1,000,000, previously filed as
             Exhibit 10.21 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year Ended June 30, 1998, filed with the Commission on
             September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

    10.27    Promissory Note dated September 15, 1998 in favor of Alan Henry
             Woods in the principal amount of $1,000,000, previously filed as
             Exhibit 10.22 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year Ended June 30, 1998, filed with the Commission on
             September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

    10.28 Promissory Note dated as of September 15, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.23 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.29 Promissory Note dated as of September 15, 2000, by and between VCAT and Alan Henry Woods, previously filed as Exhibit 10.24 to
             VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.30 Stock Purchase Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar and Alan Henry Woods, previously filed as Exhibit 10.12 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.31 Warrant Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.13 to VCAT's
             Annual Report on Form 10-KSB for the Fiscal Year ended June 30,
             2000, filed with the Commission on September 28, 2000
             (File No. 0-11532), which is incorporated herein by reference.

    10.32 Stock Purchase Agreement dated as of April 11, 2000, by and between VCAT and Gary Cheng, previously filed as Exhibit 10.14 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.33 Stock Purchase Agreement dated as of April 11, 2000, by and between VCAT and Thomas Courts, previously filed as Exhibit 10.15 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended
             June 30, 2000, filed with the Commission on September 28, 2000
             (File No. 0-11532), which is incorporated herein by reference.

    10.34 Stock Purchase Agreement dated as of April 11, 2000, by and between VCAT and Howard Yen, previously filed as Exhibit 10.16 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.35 Stock Purchase Agreement dated as of April 11, 2000, by and between VCAT and Paul Yahnke, previously filed as Exhibit 10.17 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.36 Stock Purchase Agreement dated as of April 13, 2000, by and between VCAT and Tony Yollin, previously filed as Exhibit 10.18 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June
             30, 2000, filed with the Commission on September 28, 2000 (File
             No. 0-11532), which is incorporated herein by reference.

    10.37 Stock Purchase Agreement dated as of April 13, 2000, by and between VCAT and Boniface O. Onubah, previously filed as Exhibit
             10.19 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28,
             2000 (File No. 0-11532), which is incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
    10.38    Stock Purchase Agreement dated as of April 13, 2000, by and between VCAT and Keri Consulting Limited, previously filed as
             Exhibit 10.20 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year ended June 30, 2000, filed with the Commission on
             September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.39 Sublease Agreement dated as of May 15, 2000, by and between VCAT and Morton Jankel Zander, Inc., a California corporation, previously filed as Exhibit 10.21 to VCAT's Annual Report on Form
             10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.40 Agreement of Sublease dated as of August 11, 2000, by and between VCAT and iXL, Inc., a Delaware corporation, previously filed as
             Exhibit 10.22 to VCAT's Annual Report on Form 10-KSB for the
             Fiscal Year ended June 30, 2000, filed with the Commission on
             September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.41 Asset Purchase Agreement dated as of August 17, 2000, by and between Cyberworks, Inc., and Cyber-Tech Group Limited, previously filed as Exhibit 10.25 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

    10.42 Intercreditor and Subordination Agreement dated October 10, 2000, by and between VCAT, Wells Fargo Bank, National Association, the
             Barona Band of Mission Indians, and the Barona Tribal Gaming
             Authority, previously filed as Exhibit 10.3 to VCAT's Quarterly
             Report on Form 10-QSB for the Quarterly Period Ended September 30,
             2000, filed with the Commission on November 14, 2000
             (File No. 0-11532), which is incorporated herein by reference.

    10.43    Office Lease Agreement dated as of May 23, 2001, by and between
             VCAT and AGBRI Mission L.L.C.

    10.44    Sublease Agreement dated May 2, 2001, by and between VCAT and
             Astute Networks, Inc.

    10.45    Reaffirmation, Consent and Amendment of Intercreditor and
             Subordination Agreement dated July 2, 2001, by and among VCAT,
             Wells Fargo Bank, National Association, the Barona Band of Mission
             Indians, and the Barona Tribal Gaming Authority.

    10.46    Consent to Sublease dated May 28, 2001, by and among VCAT, Astute
             Networks, Inc., and Prentiss Properties Acquisition Partners, L.P.

    21       Subsidiaries of Registrant.

    23       Consent of Grant Thornton LLP.