Form 10QSB
period 2001-09-30
VENTURE CATALYST INC
filed 2001-11-14
CIK 318291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (858) 385-1000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
                                    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 7, 2001, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

  Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
   PART I  - FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited).

          Consolidated Balance Sheets -
          September 30, 2001 and June 30, 2001 ..................................................     3

          Consolidated Statements of Operations -
          Three months ended September 30, 2001 and 2000 ........................................     4

          Consolidated Statements of Cash Flows -
          Three months ended September 30, 2001 and 2000 ........................................     5

          Notes to Consolidated Financial Statements ............................................     6

     Item 2. Management's Discussion and Analysis
             or Plan of Operation ...............................................................    15

   PART II - OTHER INFORMATION

     Item 5. Other Information ..................................................................    23

     Item 6. Exhibits and Reports on Form 8-K ...................................................    23

   SIGNATURES ...................................................................................    24

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended, and Section 27A of the Securities Act of 1933,as amended, reflecting management's current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results "in
Item 2 -- Management's Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,
                                                                                       2001             June 30,
                                                                                    (Unaudited)          2001
                                                                                    -----------          ----
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $    1,792,343   $    4,099,927
  Due from Barona Tribe -- expansion project ...................................        7,685,296        7,685,296
  Income tax receivable ........................................................        1,136,060        1,171,767
  Prepaid expenses and other assets ............................................          403,132           46,630
  Receivables, net .............................................................           69,149           65,771
                                                                                   --------------   --------------
      Total current assets .....................................................       11,085,980       13,069,391

Non-current assets:
  Property, plant and equipment, net ...........................................          311,642          381,159
  Deposits and other assets ....................................................          217,219          218,219
  Restricted cash ..............................................................          133,000          133,000
  Non-current receivables (net of allowance of $208,613) .......................           39,696           39,042
  Convertible notes, net .......................................................           56,126           55,118
                                                                                   --------------   --------------
      Total non-current assets .................................................          757,683          826,538
                                                                                   --------------   --------------
      Total assets .............................................................   $   11,843,663   $   13,895,929
                                                                                   ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Advances of future consulting fees - Barona Tribe ............................   $    3,706,054   $    3,682,240
  Accounts payable and accrued expenses ........................................        1,441,152        1,359,130
                                                                                   --------------   --------------
      Total current liabilities ................................................        5,147,206        5,041,370

Non-current liabilities:
   Long-term debt and accrued interest .........................................        9,203,889        8,993,055
                                                                                   --------------   --------------
      Total liabilities ........................................................       14,351,095       14,034,425

Shareholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized and 7,414,156 shares issued .....................................            7,415            7,415
  Additional paid in capital ...................................................       12,281,132       12,283,568
  Deferred compensation ........................................................          (14,807)         (28,304)
  Retained deficit .............................................................      (14,443,890)     (12,063,893)
  Common stock held in treasury, at cost (207,558 shares) ......................         (337,282)        (337,282)
                                                                                   --------------   --------------
      Total shareholders' deficit ..............................................       (2,507,432)        (138,496)
                                                                                   ---------------  ---------------
      Total liabilities and shareholders' deficit ..............................   $   11,843,663   $   13,895,929
                                                                                   ==============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                            September 30,
                                                                                        2001             2000
                                                                                   -------------    -------------
Revenues:
  Client services ..............................................................   $          --    $   6,555,244

Operating expenses:
  Cost of services .............................................................       1,120,126        2,021,714
  General and administrative expenses ..........................................         813,416        2,258,493
  Restructuring expenses and related asset impairment ..........................         154,000          224,350
  Amortization of intangible assets and stock-based compensation ...............          11,060          344,555
                                                                                   -------------    -------------
  Operating expenses ...........................................................       2,098,602        4,849,111
                                                                                   -------------    -------------
  Operating (loss) income ......................................................      (2,098,602)       1,706,133

Other income (expense):
  Interest income ..............................................................          25,655          112,941
  Interest expense .............................................................        (211,176)        (178,765)
  Other losses .................................................................         (60,169)      (1,820,689)
                                                                                   -------------    -------------
  Other expense ................................................................        (245,689)      (1,886,512)
                                                                                   -------------    -------------
Loss before income tax provision ...............................................      (2,344,292)        (180,380)
Income tax provision ...........................................................          35,707          467,486
                                                                                   -------------    -------------
Net loss .......................................................................   $  (2,379,999)   $    (647,866)
                                                                                   =============    =============
Other comprehensive loss:
  Unrealized gain on securities, net of tax ....................................              --           23,025
                                                                                   -------------    -------------
Comprehensive loss .............................................................   $  (2,379,999)   $    (624,841)
                                                                                   =============    =============

Basic and diluted loss per share:
  Net loss per share-- basic and diluted .......................................   $        (.33)   $        (.09)
                                                                                   =============    =============
Weighted average common shares outstanding:
  Basic and diluted ............................................................       7,206,598        7,384,447
                                                                                   =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Three Months Ended
                                                                                 September 30,
                                                                             2001            2000
                                                                        --------------  -------------
Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
  Net loss ...........................................................  $   (2,379,999) $    (647,866)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
    Depreciation and amortization ....................................          49,447        539,189
    Provision for bad debts ..........................................             799        379,962
    Equity and convertible notes received for services ...............              --       (268,892)
    Write-off of assets classified as other assets ...................              --         10,101
    Loss on disposal of assets, net ..................................          60,088          6,985
    Loss on disposal of intangible assets ............................              --         47,175
    Amortization of stock based compensation .........................          11,060        (83,659)
    Loss on impairment of investments ................................              --      2,826,414
    Changes in operating assets and liabilities ......................          (8,961)    (2,307,951)
                                                                        --------------  -------------
        Net cash (used in) provided by operating activities ..........      (2,267,566)       501,458
                                                                        --------------  -------------

Cash flows (used in) provided by investing activities:
    Investment in convertible notes ..................................              --       (203,172)
    Purchase of furniture and equipment ..............................         (40,018)      (186,630)
    Payment of loans .................................................              --         19,511
    Issuance of loans ................................................              --       (249,033)
                                                                        --------------  -------------
      Net cash used in investing activities ..........................         (40,018)      (619,324)
                                                                        --------------  -------------

Cash flows used in financing activities:
    Payment of notes payable .........................................              --       (577,150)
                                                                        --------------  -------------
    Net cash used in financing activities ............................              --       (577,150)
                                                                        --------------  -------------
    Net decrease in cash .............................................      (2,307,584)      (695,016)
Cash at beginning of period ..........................................       4,099,927      4,766,743
                                                                        --------------  -------------
Cash at end of period ................................................  $    1,792,343  $   4,071,727
                                                                        ==============  =============

Supplemental disclosures of cash flow information:
 Interest expense paid ...............................................  $           --  $     373,220
                                                                        ==============  =============
 Income taxes paid ...................................................  $           --  $          --
                                                                        ==============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1--The Company

     Venture Catalyst Incorporated ("VCAT") is a service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. VCAT currently has one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"). VCAT acts as a critical resource partner and has as its central mission growing client top line and bottom line revenues at an increasing rate. VCAT offers comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. VCAT's corporate offices are located in San Diego.

Note 2--Going Concern Matters

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of VCAT as a going concern. VCAT has incurred net losses of $2,380,000 for the three months ended September 30, 2001 and $18,510,000 during the fiscal year ended June 30, 2001. At September 30, 2001, VCAT's total liabilities exceeded its total assets by $2,507,000. Revenues from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, under the terms of the consulting agreement, VCAT is obligated to provide services to the Barona Tribe. In connection with the performance of these services, VCAT incurs significant expense, and will continue to incur these expenses for the life of the consulting agreement. Therefore VCAT will continue to operate with significant losses. These factors, among others, raise questions about VCAT's ability to continue as a going concern.

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

     On May 29, 2001, VCAT's Board of Directors appointed a Special Committee comprised of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. The Special Committee reviewed VCAT's business operations and prospects, VCAT's financial condition and results of operations, VCAT's relationships with its employees and the Barona Tribe, and other matters. The Special Committee considered various alternatives for maximizing shareholder value, including but not limited to the sale of VCAT to a third party, the sale of the Native American gaming consulting business to members of management, expanding VCAT's consulting services to additional Native American and other gaming clients, liquidating and dissolving VCAT, and renegotiating the terms of VCAT's agreement with the Barona Tribe.

     On September 12, 2001, the Special Committee reported its conclusions to the Board of Directors. The Special Committee reached a number of conclusions, especially that none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future.

     The Special Committee made a number of recommendations to the Board of Directors, including: that VCAT establish concrete milestones by which to judge the effectiveness of VCAT's efforts to obtain additional Native American or other gaming clients, and if the milestones are not timely met, that the costs of VCAT's marketing efforts be reduced or eliminated; that management present to the Board of Directors recommendations concerning

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

methods of reducing VCAT's overhead to the greatest extent practicable, including certain suggested cost-reduction measures; that VCAT immediately attempt to collect from the Barona Tribe the $7,685,000 in advances which are currently listed among VCAT's current assets; that VCAT immediately attempt to have forgiven by the Barona Tribe, or otherwise resolve the $3,682,000 in advances of future consulting fees which are listed among VCAT's current liabilities; that management present to the Board of Directors recommendations concerning the renegotiation of VCAT's relationship with the Barona Tribe and the holders of VCAT's long-term debt; that management present to the Board of Directors a business plan relating to the client relationship management ("CRM") software currently being developed by VCAT; and that management report to the Board of Directors the status of VCAT's joint marketing efforts with the Barona Tribe as milestones are met.

     The Board of Directors has taken the Special Committee's recommendations under consideration and management and the Board are currently working together to evaluate VCAT's operations and strategy in light of the Special Committee's recommendations and develop a comprehensive plan to move forward. (See Note 19).

     At September 30, 2001, VCAT had unrestricted cash and cash equivalents of $1,792,000, and working capital of $5,939,000, which is calculated by taking the current assets less current liabilities. (See Note 19).

Note 3--Basis of Presentation of Interim Consolidated Financial Information.

     The accompanying interim unaudited consolidated financial statements have been prepared by VCAT and its subsidiaries in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The interim unaudited consolidated financial statements reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with VCAT's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Certain items in the prior year's financial statements have been reclassified to conform to the current year's presentation. Current and future financial statements may not be directly comparable to VCAT's historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 4--Barona Consulting Agreement

     VCAT has provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998. The consulting agreement expires March 31, 2004, unless renewed or extended.

     In March 1996, the Barona Tribe submitted the initial consulting agreement (a predecessor agreement to the Amended and Restated Consulting Agreement) to the National Indian Gaming Commission (the "NIGC"). In April 1996, VCAT amended that consulting agreement to correct errors in the fee calculations. Because VCAT concluded that the amended consulting agreement did not contain any material changes to the initial consulting agreement, VCAT did not submit the amendment to the NIGC at that time. In May 1996, the NIGC determined that the initial consulting agreement was not a management agreement and, therefore, not subject to NIGC approval, and forwarded such agreement to the Bureau of Indian Affairs (the "BIA"). In July 1997, the BIA reviewed the initial consulting agreement and determined that no further action was required by it with respect to such agreement.

     In January 1997, VCAT entered into a settlement agreement with the NIGC regarding its historical relationship with the Barona Tribe. In the same month and after the settlement with the NIGC was reached, VCAT submitted to the NIGC the amended consulting agreement. In April 1997, VCAT received a letter from the NIGC which questioned whether such agreement was a management contract and stated that an additional review would be necessary. In February 1998, VCAT entered into a modification of the amended consulting agreement

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

that, among other things, extended the term from March 1999 to March 2004 and clarified certain accounting practices relating to the calculation of the consulting fee. In March 1999, the NIGC commenced a preliminary review of VCAT's relationship with the Barona Tribe, including the amended and restated consulting agreement. In September 1999, VCAT submitted the modification of such consulting agreement to the NIGC. The review remains pending.

     VCAT believes that the consulting agreement, as amended and modified, is not a management agreement, based on (a) the May 1996 and July 1997 determinations of the NIGC and BIA, respectively, with respect to the initial consulting agreement, (b) the NIGC's findings in the January 1997 settlement agreement and (c) the nature of the relationship between the Barona Tribe and VCAT. However, there is no assurance that the NIGC will determine that the consulting agreement is not a management agreement, and failure to do so could have a material adverse effect on VCAT's business and financial condition. If the NIGC concludes that the consulting agreement is not a management agreement, the NIGC will forward the consulting agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the consulting agreement, and failure to approve such agreement may have a material adverse effect on VCAT's business and financial condition.

Note 5--Tribal-State Compact

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

     On an ongoing basis, VCAT reviews the valuation and recoverability of these unamortized deferred contract costs. At the end of fiscal 2001, VCAT fully reduced the carrying value of the deferred contract costs, which were $1,899,767, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the term of the consulting agreement. This amount was recorded as "Impairment of Deferred Contract Costs."

Note 7--Due From Barona Casino--Expansion Project

     The Barona Tribe is in the development stage of an approximately $240,000,000 expansion project. VCAT assisted the Barona Tribe in obtaining outside financing for the project. Prior to obtaining such outside financing, VCAT shared in funding the expansion costs incurred with the Barona Tribe. VCAT advanced an aggregate of $9,685,000, substantially all of its commitment of up to $10,000,000, as an unsecured, non-interest-bearing advance

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

to the Barona Tribe, of which $7,685,000 remained outstanding as of September 30, 2001. These advances are accounted for as a receivable from the Barona Tribe to VCAT. (See Note 19)

     In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, prior to obtaining permanent outside financing, the Barona Tribe received a 120-day bridge loan from two banks in the amount of $30,000,000 to finance the expansion and the related obligations. In February 2001, the bridge loan was extended to June 30, 2001, and was increased by $30,000,000 to a total of $60,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for previous advances. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000 (the "Permanent Financing"). The bridge loan was repaid out of the Permanent Financing.

Note 8--Acquisitions

     In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. ("Cyberworks") in exchange for shares of its common stock and $500,000 in cash. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc., Inc. ("webinc") in exchange for 6,884 shares of its common stock and $20,000 in cash. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CT Interactive Incorporated ("CTI") in exchange for 230,474 shares of its common stock and $300,000 in cash. In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT.

     In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan.com, Inc. ("DayPlan"), a software company offering a complete web-based scheduling platform, in exchange for 175,000 shares of its common stock. DayPlan is a wholly-owned subsidiary of VCAT. In April 2001, VCAT decided to stop offering the services provided by DayPlan, and the software is currently for sale. DayPlan did not generate any revenues.

     During fiscal 2001, VCAT realigned its operations to focus all business activities solely on the gaming industry. This decision resulted in the elimination of approximately three-quarters of its employees, most of whom were in the Internet and technology divisions, and a transition of all non-gaming clients to other service providers. In connection with the restructuring, during the second quarter of fiscal 2001, VCAT fully reduced the carrying value of the remaining goodwill associated with the above acquisitions, totaling $5,367,000.

Note 9--Cash and Cash Equivalents

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

Note 10--Business Concentration

     Historically, a significant portion of VCAT's revenue has been earned from its only current client, the Barona Tribe. VCAT received no consulting fees from the Barona Tribe during the three months ended September 30, 2001 and expects fees from the consulting agreement to be zero for the balance of the consulting agreement, which extends through March 2004. During the three months ended September 30, 2000, revenues from the Barona Tribe were $5,316,000, or 81% of total revenues.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 11--Restricted Cash

     VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT's prior corporate office. This space has been subleased; however, as part of the sublease agreement, the letter of credit remained in place. The letter of credit automatically renews on an annual basis through October 31, 2002, unless canceled by the lessor.

Note 12--Available-for-Sale Securities

     VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement.

     Available-for-sale securities at September 30, 2001 consisted of investments in:

     .    Senscom, Inc.

     .    Idealab, Inc.

     .    companyfinance.com, Inc.

     .    Watchnet, Inc.

     .    eFresh Incorporated

     .    SeatAdvisor, Inc.

     .    Brand Equity, Inc.

     .    MobilePro Corporation (formerly "CraftClick.com, Inc.")

     .    clickNsettle.com, Inc.

     .    Ultrexx Corporation

     .    WorldNet Resource Group, Inc.

     .    TheBigHub.com, Inc.

     Collectively, these investments had no carrying value at September 30, 2001.

     During fiscal 2001, VCAT realized losses for impairment charges related to its available-for-sale securities. To fully reduce the carrying value of the investments, VCAT recorded the following losses: (a) $1,400,000 for the investment in Predict It, Inc; (b) $1,119,000 for the investment in CraftClick.com, Inc. (now MobilePro Corporation); (c) $250,000 for the investment in Watchnet, Inc.; (d) $200,000 for the investment in eFresh Incorporated; (e) $130,000 for the investment in Ultrexx Corporation; (f) $100,050 for the investment in SeatAdvisor, Inc.; (g) $100,000 for the investment in Senscom, Inc.; (h) $100,000 for the investment in companyfinance.com, Inc.; (i) $100,000 for the investment in Idealabs, Inc.;
(j)$76,000 for the investment in Invigo, Inc.; (k) $64,000 for the investment in TheBigHub.com, Inc.; (l) $40,000 for the investment in Bullet Point News, Inc.;
(m) $31,695 for the investment in clickNsettle.com, Inc.; and (n) $17,500 for the investment in WorldNet Resource Group, Inc.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

     Additionally, VCAT holds securities, in the form of options, in the following companies:

     .    MobilePro Corporation (formerly CraftClick.com, Inc.)

     .    companyfinance.com, Inc.

     The options expire in November 2002 and March 2005, respectively. These securities were given to VCAT as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis and were determined to have minimal value, due to the significant price premium over market price at the time of grant, and the limited operating history for these companies. VCAT will continue to monitor the operations of the companies and the valuation of these securities and will establish a fair value and record an unrealized gain, if deemed appropriate.

Note 13--Convertible Notes Receivable

     As of September 30, 2001, VCAT had a net investment of $56,000 in Watchnet, Inc., in the form of a convertible note. The note accrues interest at a rate of 8% and has a maturity date of March 2002. The note is convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the note.

     VCAT held convertible notes with an aggregate face value of $790,000 in Watchnet, Inc., FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., simplegov.com, Inc., SeatAdvisor, Inc., and CraftClick, Inc. ("CTCK"). The notes were received for cash investments VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to October 2001. During fiscal 2001, VCAT realized aggregate losses of $734,000 related to the convertible notes as the companies were unable to secure necessary additional funding to repay the notes. Additionally, of the losses recorded, $80,000 was recovered in fiscal 2001, as CTCK secured sufficient additional funding to repay its note that matured during the period.

     VCAT will continue to monitor the operations of the companies and the valuation of these securities, and will establish a fair value and record a realized gain or loss, if deemed appropriate.

Note 14--Common Stock Transactions

     In February 2001, VCAT acquired 207,558 shares of its common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee's separation agreement and termination of his employment contract. The shares have been recorded as treasury stock within the shareholders' deficit section of the consolidated balance sheet.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 15--Net Loss Per Share

     Below is the reconciliation of the components of the calculation of basic and diluted net loss per share for the time periods indicated:

                                                                                    Three Months
                                                                                 Ended September 30,
                                                                                  2001         2000
                                                                              ------------  -----------
     Net loss available to common shareholders ............................   $ (2,379,999) $  (647,866)
                                                                              ============  ===========
     Weighted average shares outstanding-basic and diluted ................      7,206,598    7,384,447

     Net loss per common share: basic and diluted .........................   $       (.33) $      (.09)
                                                                              ============  ===========

     At September 30, 2001, options to purchase 6,241,346 shares of VCAT's common stock, at prices ranging from $ .36 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through August 2011.

Note 16--Stock Options

     The following table summarizes stock option activity under VCAT's 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the "Plans") for the three months ended September 30, 2001:

                                                                                                 Options
                                                                               Options            Price
                                                                             Outstanding        Per Share
                                                                             -----------        ---------
                          Outstanding, beginning of year ..................    7,152,721     $  .59 - $ 12.50
                            Granted .......................................        5,000     $  .36 - $    36
                            Exercised .....................................           --                   --
                            Cancelled .....................................     (916,375)    $ 1.50 - $ 12.50
                                                                             -----------
                          Outstanding, ending balance .....................    6,241,346     $  .36 - $ 12.50
                                                                             ===========

Note 17--Restructuring Expenses and Related Asset Impairment

     During fiscal 2001, in response to the reductions in demand and revenue for technology and Internet services, VCAT adopted a restructuring plan designed to decrease its service offerings and reduce its costs. VCAT expanded the cost reduction plan because of decreases in revenues from the Barona Tribe, and VCAT is continuing with this plan currently. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the cessation of services to all non-gaming clients. VCAT will continue to monitor and restructure its operations in light of the rapidly changing market conditions and its revenue expectations from the Barona Tribe.

     VCAT recorded expenses of $154,000 during the three months ended September 30, 2001, in connection with its ongoing restructuring plan. These charges consist of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

     VCAT recorded expenses and related asset impairment charges of $224,000 during the three months ended September 30, 2000, consisting of severance obligations, asset impairment charges and asset disposals.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 18-- Stock Repurchase/ Long-Term Debt

In September 1996, VCAT entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if VCAT has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

     The Initial Contingent Obligations are contingent upon VCAT's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001; accordingly, VCAT did not record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of VCAT's common stock, as each contingency or condition is met.

     In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,105 shares of VCAT's restricted stock and warrants to acquire an additional 144,775 shares of VCAT's common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

     All payments pursuant to the Stock Purchase Agreement and the notes are subject to VCAT's ability to meet certain financial tests and compliance with certain state law provisions and VCAT's Articles of Incorporation concerning repurchase transactions. Because of VCAT's current financial position, VCAT was not required to make payments under the notes in September 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $843,000 was added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

     The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and the accrued interest to date on the adjusted principal related to this stock repurchase was $9,204,000 as of September 30, 2001. Based upon projections provided to us by the Barona Tribe in August 2001 and VCAT's current sources of revenues, we do not expect that

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

     such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities" at September 30, 2001. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement at June 30, 2001, have been reclassified as non-current liabilities to conform to the September 30, 2001 presentation.

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

Note 19-- Subsequent Events

     In October 2001, VCAT's management presented to the Board of Directors information and recommendations in response to the recommendations of the Special Committee. As a result of this initial response, management requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of advances that VCAT had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

     In addition, the Board delegated to the Audit Committee the task of evaluating whether there should be further reductions in costs. After a review of VCAT's cost structure in October 2001, the Audit Committee decided to approve certain minor cost reductions recommended by management and noted that it will continue to review such costs on a monthly basis. In taking this approach, the Audit Committee was of the opinion that further significant reductions at such time would require either one or all of the following actions: (a) a significant reduction in the scope of services provided to the Barona Tribe; (b) suspending the CRM software development project; or (c) a significant decrease in compensation for the remaining employees. The Audit Committee concluded that any one of these actions was premature because they may interfere with the viability of pursing one or more of the strategic alternatives which still may be available.

     In October 2001, the Board of Directors of VCAT concluded that the feasibility of pursing the various strategic initiatives required further study. Accordingly, the Board formed another committee of independent directors to conduct a strategic alternatives study and make specific recommendations to the Board regarding a course of action. In November 2001, the committee engaged the services of an independent investment banker to assist it in this study.

     As of November 7, 2001, VCAT's unrestricted cash and cash equivalents balance was approximately $8,577,000. In addition, VCAT expects to receive a tax refund in the amount of $1,136,000 in November 2001. VCAT believes that its unrestricted cash and the anticipated income tax receivable will be sufficient to meet its known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months. However, if our cash needs increase for any reason, such as change in our business strategy or the pursuit of a strategic transaction, the length of time that our current cash and any tax refund would sustain operations could decrease significantly.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

     Venture Catalyst Incorporated, or VCAT, is a provider of gaming consulting, infrastructure and technology integration services in the California Native American gaming market. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"), a federally recognized, sovereign Native American tribe. We act as a critical resource partner and have as our central mission growing client top line and bottom line revenues at an increasing rate. We offer comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. Our objective is to make our clients money by working with them during every stage of their development and financial growth. In connection with the implementation of our strategy, we have, in the past, made investments, or taken all or a portion of our fees, in securities of our clients. However, we do not expect this to be a part of our strategy going forward.

     This discussion and analysis should be read in conjunction with Management's Discussion and Analysis or Plan of Operation set forth in VCAT's Annual Report on Form 10-KSB for the year ended June 30, 2001.

Results of Operations

Revenues

     Consolidated revenues for the three months ended September 30, 2001 were $0 as compared to $6,555,000 during the same period last year.

     Revenues for services provided to the Barona Tribe for the three months ended September 30, 2001 were zero as compared with $5,316,000 earned during the same period last year. Although revenues at the Barona Casino exceeded expenses for the three month period ended September 30, 2001, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino's interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project. Based upon financial projections provided to us by the Barona Tribe in August 2001, we believe that based upon the current formula for calculating our compensation under the consulting agreement, no consulting fees will be paid to us through March 2004, the end of the term of the consulting agreement.

     Revenues for services provided to clients other than the Barona Tribe for the three months ended September 30, 2001 were $0 as compared to $1,239,000 earned during the same period last year. This decrease is the result of our decision to restructure our business and realign our operations to focus solely on the Native American gaming industry. Our decision, made in the second quarter of the fiscal year ended June 30, 2001, was in response to the reduction in demand for our technology and Internet services.

Cost of Services

     Cost of services decreased 45% to $1,120,000 for the three months ended September 30, 2001, from $2,021,714 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from a decrease in the average number of employees during the period as a result of the restructuring plan implemented during fiscal 2001;
(b) political contributions; (c) client relation expenses; (d) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; and (e) cost of sales, including equipment sold and expenses billed to clients. These decreases were partially offset by an increase in other professional services incurred in connection with the funding of our ongoing CRM software development project.

General Operating and Administrative Expenses

     General operating and administrative expenses decreased 64% to $813,000 for the three months ended September 30, 2001, from $2,258,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, primarily as a result of the restructuring plan implemented during fiscal 2001; (b) bad debt expense; (c) facility expenses, attributable to the closing of offices in Los Angeles and Orange County and the relocation to a smaller facility in San Diego; and (d) investor relations expenses.

Restructuring Expenses and Related Asset Impairment

     We incurred $154,000 in restructuring expenses during the three months ended September 30, 2001, in connection with the ongoing restructuring and cost reduction plan. These charges consist of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001. During the same period last year, we incurred $224,000 in restructuring expenses, consisting primarily of severance obligations, asset impairment charges and asset disposals.

Amortization of Intangible Assets and Stock-Based Compensation

     Amortization of intangible assets and stock-based compensation for continuing operations decreased 97% to $11,000 for the three months ended September 30, 2001, from $345,000 during the same period last year, primarily as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets for the three months ended September 30, 2001, and do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Tribe for the balance of the consulting agreement.

Other Income and Expense

     During the three months ended September 30, 2001, interest income was $26,000 compared to $113,000 for the same period last year, as a result of a lower average cash balance. Interest expense increased to $211,000 during the three months ended September 30, 2001, from $179,000 for the same period last year, as a result of a higher long-term debt balance during the period.

     Other gains and losses during the three months ended September 30, 2001 resulted in a net loss of $60,000, as a result of fixed asset disposals during the period. Other gains and losses during the same period last year resulted in a net loss of $1,821,000, and included: (a) a $1,400,000 loss recorded to fully reduce the carrying value of our investment in Predict It; (b) a $1,199,000 loss recorded to fully reduce the carrying value of our investment in CraftClick.com;
(c) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names; (d) a $150,000 loss recorded to fully reduce the carrying value of our investment in Rapidcare.com; and (e) a $76,000 loss recorded to fully reduce the carrying value of our investment in Invigo, Inc.

Income Tax Benefit/Provision

     During the three months ended September 30, 2001, we recorded an income tax provision of $36,000, a change of $431,000 from the $467,000 income tax provision recorded during the same period last year. The tax expense in the period was due to an alternative minimum tax adjustment, compared to taxable income during the same period last year. Although significant losses were incurred during the period, a valuation allowance was recorded to fully offset the net operating loss carry-forward ("NOL"), therefore eliminating the income tax benefit associated with the NOL.

Liquidity and Capital Resources

     Our principal source of liquidity at September 30, 2001 consisted of unrestricted cash and cash equivalents of $1,792,000.

     During the three months ended September 30, 2001, our cash position decreased by $2,308,000 to $1,792,000 from the June 30, 2001 balance of $4,100,000. This decrease was a result of net cash used in operating activities of $2,268,000 and cash used in investing activities of $40,000 during the period.

     Cash used in operating activities was $2,268,000, and resulted primarily from the net loss of $2,380,000, a net change in operating assets and liabilities of $9,000, offset by non-cash expenses and adjustments of $120,000, which included (a) a $60,000 loss on asset disposals, (b) depreciation on property and equipment of $49,000 and (c) amortization of stock-based compensation of $11,000.

     Cash used in investing activities included fixed asset purchases of $40,000 in connection with our CRM software project.

     With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino agreed to share in funding the expansion costs incurred prior to obtaining all outside financing. We advanced an aggregate of $9,685,000, substantially all of our commitment of up to $10,000,000, as an unsecured, non-interest bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of September 30, 2001. These advances are accounted for as a receivable from the Barona Tribe to us.

     In October 2001, we requested that the Barona Tribe repay to us $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In response to our request, the Barona Tribe repaid $7,685,000 to us in October 2001.

     In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement. The agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived.

     We currently have an obligation called "advances of future consulting fees" due to the Barona Tribe of $3,706,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were paid to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004, VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the obligation is not forgiven, we may have a debt to repay. There is no indication how this issue will be ultimately resolved. The remaining September 30, 2001 balance in advances of future consulting fees of $1,206,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. All other transactions between the two parties are being treated independently.

     In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 2000,
(c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,488 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,488 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

     The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, therefore we did not record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met.

     In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,105 shares of VCAT's restricted stock and warrants to acquire an additional 144,775 shares of our common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

     All payments pursuant to the Stock Purchase Agreement and the notes are subject to VCAT's ability to meet certain financial tests and compliance with certain state law provisions and VCAT's Articles of Incorporation concerning repurchase transactions. Because of VCAT's current financial position, VCAT was not required to make payments under the notes in September 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $843,000 was added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

     The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) related to this stock repurchase was $9,176,000 as of September 30, 2001. Based upon projections provided to us by the Barona Tribe in August 2001 and VCAT's current sources of revenues, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities" at September 30, 2001. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement at June 30, 2001, have been reclassified as non-current liabilities to conform to the September 30, 2001 presentation.

     If VCAT's financial condition improves to the extent that VCAT meets the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, VCAT does not have sufficient cash on hand to pay the scheduled payments and sustain its ongoing operations, VCAT will need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to VCAT, or, if available, it could have a material adverse affect on VCAT's financial condition or may result in dilution to VCAT's shareholders.

     Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the corporate lease agreement that automatically renews on an annual basis until October 31, 2002, unless cancelled by the lessor.

     As of November 7, 2001, our unrestricted cash and cash equivalents balance was approximately $8,577,000. In addition, we expect to receive a tax refund in the amount of $1,136,000 in November 2001. We believe that our unrestricted cash and the anticipated income tax receivable will be sufficient to meet our known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months. However, if our cash needs increase for any reason, such as a change in our business strategy or the pursuit of a strategic transaction, the length of time that our current cash and any tax refund would sustain operations could decrease significantly.

Special Committee Proceedings

     On May 29, 2001, our Board of Directors appointed a committee of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. On September 12, 2001, the committee reported its conclusions and recommendations to the Board of Directors. Among the conclusions noted was that, none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future. Included among the recommendations were that (a) we attempt to collect from the Barona Tribe the $7,685,000 in advances made by us; (b) we consider further cost-cutting measures; and (c) management present to the Board of Directors recommendations regarding (i) renegotiation of the current consulting agreement with the Barona Tribe; (ii) business plans for the client relationship software under development, the proposed joint venture with the Barona Tribe, and the pursuit of additional gaming clients; and (iii) discussions with the Barona Tribe regarding the forgiveness of the $3,682,000 in advances of future consulting fees.

     In October 2001, management presented to the Board of Directors information and recommendations in response to the recommendations of the committee. As a result of this initial response, management requested that the Barona Tribe repay to us $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to us.

     In addition, the Board delegated to the Audit Committee the task of evaluating whether there should be further reductions in costs. After a review of our cost structure in October 2001, the Audit Committee decided to approve certain minor cost reductions recommended by management and noted that it will continue to review such costs on a monthly basis. In taking this approach, the Audit Committee was of the opinion that further significant reductions at such time would require either one or all of the following actions: (a) a significant reduction in the scope of services provided to the Barona Tribe; (b) suspending the CRM software development project; or (c) a significant decrease in employee compensation. The Audit Committee concluded that any one of these actions was premature because they may interfere with the viability of pursing one or more of the strategic alternatives which still may be available.

     The Board concluded that the feasibility of pursing the various strategic initiatives required further study. Accordingly, in October 2001, the Board formed another committee of independent directors to conduct a strategic alternatives study and make specific recommendations to the Board regarding a course of action. In November 2001, the committee engaged the services of an independent investment banker to assist it in this study. We expect that the new committee will promptly make its recommendation regarding a course of action to pursue. Pending resolution by the Board of Directors of such course of action, we are continuing to provide services to the Barona Tribe.

Factors That May Affect Future Results

     The risks described below are not the only ones that we face. Any of the following risks could seriously harm our business, financial condition or results of operations. The following risk factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-QSB or presented elsewhere by management from time to time.

We are not receiving any revenues from the consulting agreement with the Barona Tribe and may not receive any consulting fee income for the remainder of the term of the current consulting agreement

     We have historically derived substantially all of our revenue from services provided to the Barona Tribe. Although revenues at the Barona Casino have exceeded expenses, the level of revenues have not been sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino in connection with its interim expansion, the on-going development of the Barona Valley Ranch project and the increase of debt by the Barona Tribe for use in the expansion project. These facts have resulted in a decline of consulting fees payable to us to zero. Unless the net revenues at the Barona Casino increase substantially, the formula pursuant to which consulting fees are paid to us under the current consulting agreement will continue to result in no fees being paid to us. Based upon current projections provided to us by the Barona Tribe, it does not appear likely that net revenue will increase sufficiently to allow a fee to be paid to us for the remaining term of our consulting agreement. Although management expects to approach the Barona Tribe with a proposal to amend the current consulting agreement, there is no assurance that the Barona Tribe would be willing to amend the agreement or, if they were willing, that the terms would be sufficient to allow us to continue as a going concern. Unless we are able to renegotiate the terms of the consulting agreement with the Barona Tribe, identify alternative sources of revenue, and/or identify a strategic alternative, we will eventually deplete all of our cash and cash equivalents providing services under the existing consulting contract. To the extent we do not have sufficient cash and/or access to other financing, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

A deterioration in national and regional economic conditions could further adversely impact our ability to earn fees under the current consulting agreement with the Barona Tribe

     Our consulting fees are dependent upon the revenues generated by the Barona Casino. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino's operations. During periods of economic contraction, the Barona Casino's revenues may decrease while some of its costs remain fixed or, as will be the case for the foreseeable future, its costs will increase as a result of the expansion project, resulting in decreased net income for the Barona Casino. In addition, gaming and other leisure activities offered by the Barona Casino are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Barona Tribe's gaming and hotel facilities, as consumers spend less in anticipation of a potential economic downturn.

     In addition, the terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. on September 11, 2001, and any future terrorist attacks, could have a negative effect on the Barona Tribe's customers' participation in leisure activities and discretionary spending for an undetermined period of time. While these adverse effects could be material to VCAT, we are unable to estimate their extent at this time.

     If the revenues of the Barona Casino decrease as a result of economic downturns or adverse conditions, the likelihood that we will be able to amend our current agreement with the Barona Tribe decreases. Accordingly, our business, assets, financial condition and results of operations could be adversely affected.

We have reported losses and may not be able to return to profitability

     We have recently reported significant losses attributable to our restructuring of our business and material decreases in fees payable to us by our only client, the Barona Tribe. As a result, as of September 30, 2001 we have a retained deficit of $14,443,890 and our liabilities exceed our assets. As noted above, fees from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement. Accordingly, we are unlikely to return to profitability for the foreseeable future, if at all. We have a history of substantial losses and negative cash flows. We expect these losses and negative cash flows to continue in the future. If we are unable to generate sufficient revenue from our operations or raise sufficient additional capital, we may not be able to continue to operate our business, and you may lose your investment.

Our auditors have expressed doubts about our ability to continue as a going concern

     We have received a report from our independent auditors with respect to the audited financials for June 30, 2001, containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, curtailed revenue expectations from the Barona Tribe and our net capital deficiency.

We have formed a special committee of independent directors to identify strategic alternatives and address our current financial position; however, we cannot be assured that their efforts will be successful

     In October 2001, the Board of Directors formed a special committee of independent directors to identify strategic alternatives and take steps to implement one or more initiatives to increase shareholder value. There can be no assurance that their efforts will be successful.

Limited recourse against tribes and tribal assets

     Our principal recourse from a tribe for collection of indebtedness or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe's indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe's indebtedness or fees due to us may not be paid, if at all, until any senior creditors have been repaid in full.

Approval of our consulting agreement with the Barona Tribe by appropriate regulatory authorities is still pending

     Appropriate regulatory authorities have not yet approved the consulting agreement. If the consulting agreement is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a further material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition. To the extent that we are able to amend our current consulting agreement with the Barona Tribe so that fees are being paid to us, such amendment would have to be submitted to the appropriate regulatory authorities for their approval. Failure by such regulatory authorities to approve such agreement could have a material adverse effect upon our business.

There has been an increase in competition for us and for our only client

     The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. As California gaming operations grow, there will be increasing competition from other gaming consulting or management companies for new clients. This could result in fewer potential clients or less profitable potential arrangements that could have a material adverse effect on our attempts to obtain additional clients or generate additional revenue sources. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from 4 to 9 since the year 2000 and there may be additional casinos that attempt to open in this area, all of which may be competing for customers. This increased competition could reduce the profit levels achieved at the Barona Casino and further reduce the likelihood of fees to us under the consulting agreement.

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

Our stock has been delisted from Nasdaq

     On August 15, 2001, our common stock was delisted from the Nasdaq National Market for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our common stock currently trades on the Over-The-Counter ("OTC") Bulletin Board. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely effected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

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

                          PART II -- OTHER INFORMATION

Item 5. Other Information.

Appointment of Directors

     In October 2001, we appointed John Hindman as a director. Mr. Hindman was also appointed to serve on the special committee of the Board of Directors formed to evaluate strategic alternatives. Currently, Mr. Hindman is acting Chief Financial Officer for eCloser, Inc., a technology company that provides business process outsourcing solutions to the residential mortgage industry. Prior to joining eCloser, he served as Director and Chief Executive Officer of Cypress Financial Services, Inc., a provider of revenue cycle management services for the healthcare, banking and retail industries. Mr. Hindman has also held senior executive positions which include Chief Financial Officer of Cypress Financial Services, Inc. and Vice President of Finance of West Capital Financial Services, Inc. Prior to joining West Capital, Mr. Hindman worked in the San Diego Office of Arthur Andersen LLP.

     In November 2001, we appointed John Farrington as a director. Mr. Farrington was also appointed to serve on the special committee of the Board of Directors formed to evaluate strategic alternatives. Mr. Farrington is a principal of Boros & Farrington, CPA's, a public accounting firm that provides a broad range of financial services to private and public companies in the Southern California region. Prior to co-founding Boros & Farrington, he was a partner with Pannell Kerr Forester, a national public accounting firm specializing in the hospitality industry. Mr. Farrington also worked for over ten years with Deloitte & Touche LLP, where he specialized in working with emerging companies, mergers and acquisitions and SEC reporting.

Item 6. Exhibits and Reports On Form 8-K.

     (a) Exhibits.

     The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

  Exhibit No.                              Description
  -----------                              -----------

       10.1 Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.11 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed with the Commission on October 10, 2001, which is incorporated herein by reference.

       10.2 Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement dated July 2, 2001, by and among VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.45 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed with the Commission on October 10, 2001, which is incorporated herein by reference.

     (b) Reports on Form 8-K.

     During the three month period ended September 30, 2001, VCAT filed one Current Report on Form 8-K dated, and filed with the Commission, on September 12, 2001, reporting under Item 5 therein the resignations of Charles Theodore ("Ted") Owen and Charles Reibel as directors of VCAT.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VENTURE CATALYST INCORPORATED,
                                        a Utah Corporation

Date: November 13, 2001                 By:  /s/ L. DONALD SPEER, II
                                            ------------------------------------
                                             L. Donald Speer, II
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Authorized Signatory, Principal
                                             Executive Officer)



Date: November 13, 2001                 By:  /s/ KEVIN MCINTOSH
                                            ------------------------------------
                                             Kevin McIntosh
                                             Senior Vice President, Chief
                                             Financial Officer, Secretary and
                                             Treasurer
                                             (Authorized Signatory, Principal
                                             Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No.                                Description
-----------                                -----------

   10.1 Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.11 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed with the Commission on October 10, 2001, which is incorporated herein by reference.

   10.2 Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement dated July 2, 2001, by and among VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.45 to VCAT's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2001, filed with the Commission on October 10, 2001, which is incorporated herein by reference.