Form 10QSB
period 2001-12-31
VENTURE CATALYST INC
filed 2002-02-19
CIK 318291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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


                                 (858) 385-1000
                                 --------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 8, 2002, 7,206,598 shares of common stock, $.001 par value per share were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No  [X]

================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets -
     December 31, 2001 and June 30, 2001 ...............................     1

     Consolidated Statements of Operations -
     Three months ended December 31, 2001 and 2000 .....................     2
     Six months ended December 31, 2001 and 2000 .......................     3

     Consolidated Statements of Cash Flows -
     Six months ended December 31, 2001 and 2000 .......................     4

     Notes to Consolidated Financial Statements ........................     5

Item 2.   Management's Discussion and Analysis
          or Plan of Operation .........................................    13

PART II-OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .............................    22

SIGNATURES .............................................................    23


                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in
Item 2 -- Management's Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                        2001          June 30,
                                                                     (Unaudited)        2001
                                                                    ------------    ------------
                                 ASSETS

Current assets:
  Cash and cash equivalents .....................................   $  8,515,830    $  4,099,927
  Prepaid expenses and other assets .............................        283,148          46,630
  Receivables, net ..............................................         84,161          65,771
  Due from Barona Tribe - expansion project .....................             --       7,685,296
  Income tax receivable .........................................             --       1,171,767
                                                                    ------------    ------------
     Total current assets .......................................      8,883,139      13,069,391

Non-current assets:
  Property, plant and equipment, net ............................        270,390         381,159
  Deposits and other assets .....................................        216,859         218,219
  Restricted cash ...............................................        133,000         133,000
  Non-current receivables (net of allowance of $208,613) ........         38,121          39,042
  Convertible notes, net ........................................             --          55,118
                                                                    ------------    ------------
     Total non-current assets ...................................        658,370         826,538
                                                                    ------------    ------------
     Total assets ...............................................   $  9,541,509    $ 13,895,929
                                                                    ============    ============


                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Advances of future consulting fees - Barona Tribe .............   $  3,699,865    $  3,682,240
  Accrued contract costs, current................................      3,091,368              --
  Accounts payable and accrued expenses .........................      1,093,115       1,359,130
                                                                    ------------    ------------
     Total current liabilities ..................................      7,884,348       5,041,370

Non-current liabilities:
   Long-term debt and accrued interest ..........................      9,433,299       8,993,055
   Accrued contract costs, non-current...........................      3,864,210              --
                                                                    ------------    ------------
     Total liabilities ..........................................     21,181,857      14,034,425

Shareholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
   authorized and 7,414,156 shares issued .......................          7,415           7,415
  Additional paid-in-capital ....................................     12,280,757      12,283,568
  Deferred compensation .........................................         (5,188)        (28,304)
  Retained deficit ..............................................    (23,586,050)    (12,063,893)
  Common stock held in treasury, at cost (207,558 shares) .......       (337,282)       (337,282)
                                                                    ------------    ------------
     Total shareholders' deficit ................................    (11,640,348)       (138,496)
                                                                    ------------    ------------
     Total liabilities and shareholders' deficit ................   $  9,541,509    $ 13,895,929
                                                                    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                      December 31,
                                                                                  2001            2000
                                                                              ------------    ------------
Revenues:
   Client services ....................................................      $         --    $  2,007,539

Operating expenses:
   Cost of services ...................................................         1,167,987       2,102,979
   Cost of services- contract loss ....................................         6,955,578              --
   General and administrative expenses ................................           859,205       2,252,906
   Restructuring expenses and related asset impairment ................                --       6,774,580
   Amortization of intangible assets and stock-based compensation .....             9,244         398,059
                                                                             ------------    ------------
   Operating expenses .................................................         8,992,014      11,528,524
                                                                             ------------    ------------
   Operating loss .....................................................        (8,992,014)     (9,520,985)

Other income (expense):
   Interest income ....................................................            50,026         172,434
   Interest expense ...................................................          (229,750)       (208,333)
   Other losses .......................................................           (57,880)       (481,317)
                                                                             ------------    ------------
   Other expense, net .................................................          (237,604)       (517,216)
                                                                             ------------    ------------
Loss before income tax benefit ........................................        (9,229,618)    (10,038,201)
Income tax benefit ....................................................           (87,458)       (108,648)
                                                                             ------------    ------------
Net loss ..............................................................      $ (9,142,160)   $ (9,929,553)
                                                                             ============    ============

Other comprehensive loss:
   Unrealized loss on securities, net of tax ..........................                --         (93,473)
                                                                             ------------    ------------
Comprehensive loss ....................................................      $ (9,142,160)   $(10,023,026)
                                                                             ============    ============

Basic and diluted loss per share:
   Net loss per share- basic and diluted ..............................      $      (1.27)   $      (1.34)
                                                                             ============    ============
Weighted average common shares outstanding:
   Basic and diluted ..................................................         7,206,598       7,415,741
                                                                             ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                              December 31,
                                                                          2001             2000
                                                                          ----             ----
Revenues:
   Client services .................................................  $         --    $  8,562,783

Operating expenses:
   Cost of services ................................................     2,288,113       4,124,693
   Cost of services - contract loss ................................     6,955,578              --
   General and administrative expenses .............................     1,672,621       4,511,399
   Restructuring expenses and related asset impairment .............       154,000       6,998,931
   Amortization of intangible assets and stock-based compensation ..        20,304         742,614
                                                                      ------------    ------------
   Operating expenses ..............................................    11,090,616      16,377,637
                                                                      ------------    ------------
   Operating loss ..................................................   (11,090,616)     (7,814,854)

Other income (expense):
   Interest income .................................................        75,681         285,376
   Interest expense ................................................      (440,926)       (387,098)
   Other losses ....................................................      (118,048)     (2,302,005)
                                                                      ------------    ------------
   Other expense, net ..............................................      (483,293)     (2,403,727)
                                                                      ------------    ------------
Loss before income tax (benefit) provision .........................   (11,573,909)    (10,218,581)

Income tax (benefit) provision .....................................       (51,751)        358,838
                                                                      ------------    ------------
Net loss ...........................................................  $(11,522,158)   $(10,577,419)
                                                                      ============    ============

Other comprehensive loss:
   Unrealized loss on securities, net of tax .......................            --         (70,447)
                                                                      ------------    ------------
Comprehensive loss .................................................  $(11,522,158)   $(10,647,866)
                                                                      ============    ============

Basic and diluted loss per share:

   Net loss per share- basic and diluted ...........................  $      (1.60)   $      (1.43)
                                                                      ============    ============
Weighted average common shares outstanding:
   Basic and diluted ...............................................     7,206,598       7,400,094
                                                                      ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Six Months Ended
                                                                         December 31,
                                                                     2001             2000
                                                                     ----             ----
Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
  Net loss ..................................................   $(11,522,158)     $(10,577,419)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Depreciation and amortization ............................         90,699         1,100,885
   Provision for bad debts ..................................          2,928           476,510
   Equity and convertible notes received for services .......             --          (273,492)
   Write-off of assets classified as other assets ...........             --            10,101
   Loss on disposal of assets, net ..........................         59,488           141,689
   Loss on disposal of intangible assets ....................             --         5,366,919
   Deferred taxes ...........................................             --          (115,827)
   Due from Barona Tribe - expansion project ................      7,685,296         2,000,000
   Amortization of stock-based compensation .................         20,304          (129,025)
   Accrued contract costs....................................      6,955,578                --
   Loss on impairment of investments ........................         56,795         3,307,730
   Changes in operating assets and liabilities ..............      1,107,991         2,798,994
                                                                ------------      ------------
        Net cash provided by operating activities ...........      4,456,921         4,107,065
                                                                ------------      ------------

Cash flows (used in) provided by investing activities:

   Investment in convertible notes ..........................         (1,600)         (132,588)
   Purchase of furniture and equipment ......................        (39,418)         (348,629)
   Receipt of restricted investment .........................             --           105,000
   Release of restricted cash ...............................             --         1,518,000
   Payment of loans, net of issuances .......................             --            31,666
                                                                ------------      ------------
      Net cash (used in) provided by investing activities ...        (41,018)        1,173,449
                                                                ------------      ------------


Cash flows used in financing activities:
   Payment of notes payable .................................             --          (977,150)
                                                                ------------      ------------
   Net cash used in financing activities ....................             --          (977,150)
                                                                ------------      ------------

   Net increase in cash .....................................      4,415,903         4,303,364
Cash at beginning of period .................................      4,099,927         4,766,743
                                                                ------------      ------------
Cash at end of period .......................................   $  8,515,830      $  9,070,107
                                                                ============      ============

Supplemental disclosures of cash flow information:
  Interest expense paid .....................................   $         --      $    373,220
                                                                ============      ============
  Income taxes paid .........................................   $         --      $         --
                                                                ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

Note 1--The Company

     Venture Catalyst Incorporated ("VCAT") is a service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. VCAT currently has one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"). VCAT acts as a critical resource partner and has as its central mission growing client top line and bottom line revenues at an increasing rate. VCAT offers comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. VCAT's corporate offices are located in San Diego, California.

Note 2--Going Concern Matters

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of VCAT as a going concern. VCAT has incurred net losses of $11,522,000 for the six months ended December 31, 2001 and $18,510,000 during the fiscal year ended June 30, 2001. At December 31, 2001, VCAT's total liabilities exceeded its total assets by $11,640,000. Based on projections provided to us by the Barona Casino in August 2001, revenues from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, in connection with the performance of services under the agreement, VCAT expects to incur significant expense through the end of the contract term in March 2004. (See Note 4). These factors, among others, raise questions about VCAT's ability to continue as a going concern.

     During fiscal 2001, in response to the reductions in demand and revenue for VCAT's technology and Internet services, it adopted a restructuring plan designed to decrease its service offerings and reduce its costs. VCAT expanded the cost reduction plan because of potential decreases in revenues from the Barona Tribe, currently VCAT's only client, and it is continuing its cost reduction plan currently. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the transition of all non-gaming clients. As part of the restructuring, VCAT consolidated its office locations into its San Diego headquarters, which moved to a significantly smaller facility in June 2001.

     On May 29, 2001, VCAT's Board of Directors appointed a committee of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. On September 12, 2001, the committee reported its conclusions and recommendations to the Board of Directors. Among the conclusions noted was that, none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future. Included among the recommendations were that (a) VCAT attempt to collect from the Barona Tribe the $7,685,000 in advances made by it; (b) VCAT consider further cost-cutting measures; and (c) management present to the Board of Directors recommendations regarding (i) renegotiation of the current consulting agreement with the Barona Tribe; (ii) business plans for the client relationship management software ("CRM") under development, the proposed joint venture with the Barona Tribe, and the pursuit of additional gaming clients; and (iii) discussions with the Barona Tribe regarding the forgiveness of the $3,682,000 in advances of future consulting fees.

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

     In addition, the Board delegated to the Audit Committee the task of evaluating whether there should be further reductions in costs. After a review of VCAT's cost structure in October 2001, the Audit Committee decided to approve certain minor cost reductions recommended by management and noted that it will continue to review such costs on a monthly basis. In taking this approach, the Audit Committee was of the opinion that further significant reductions at such time would require either one or all of the following actions: (a) a significant reduction in the scope of services provided to the Barona Tribe; (b) suspending the CRM software development project; or (c) a significant decrease in employee compensation. The Audit Committee concluded that any one of these actions was premature because they may interfere with the viability of pursuing one or more of the strategic alternatives which still may be available.

     The Board concluded that the feasibility of pursuing the various strategic initiatives required further study. Accordingly, in

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

October 2001, the Board formed another committee of independent directors to conduct a strategic alternatives study and make specific recommendations to the Board regarding a course of action. In November 2001, the committee engaged the services of an independent investment banker to assist it in this study. The committee expects to make its recommendation to the Board of Directors regarding a course of action to pursue in February 2002. Pending resolution by the Board of Directors of such course of action, VCAT is continuing to provide services to the Barona Tribe.

     At December 31, 2001, VCAT had unrestricted cash and cash equivalents of $8,516,000, and working capital of $999,000, which is calculated by taking the current assets less current liabilities.

Note 3--Basis of Presentation of Interim Consolidated Financial Information

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

     In January 1997, VCAT entered into a settlement agreement with the NIGC regarding its historical relationship with the Barona Tribe. In the same month and after the settlement with the NIGC was reached, VCAT submitted to the NIGC the amended consulting agreement. In April 1997, VCAT received a letter from the NIGC which questioned whether such agreement was a management contract and stated that an additional review would be necessary. In February 1998, VCAT entered into a modification of the amended consulting agreement that, among other things, extended the term from March 1999 to March 2004 and clarified certain accounting practices relating to the calculation of the consulting fee. In March 1999, the NIGC commenced a preliminary review of VCAT's relationship with the Barona Tribe, including the amended and restated consulting agreement. In September 1999, VCAT submitted the modification of such consulting agreement to the NIGC. The review remains pending.

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

     Based on projections provided to us by the Barona Casino, revenues from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, under the terms of the consulting agreement, VCAT is obligated to provide services to the Barona Tribe. In connection with the performance of these services, VCAT incurs significant expense, and will continue to incur these expenses for the life of the consulting agreement. In the second quarter of fiscal 2002, VCAT recorded a loss for the estimated amount of the foreseeable expenses, which totaled $6,956,000. The loss was recorded as "cost of services - contract loss". VCAT established corresponding liabilities for the current and non-current amounts, which were classified as "accrued contract costs". VCAT will review the estimated loss and liabilities related to the consulting agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

Note 5--Deferred Contract Costs

     Pursuant to oral agreements with the Barona Tribe, VCAT agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino's operations. Because the Barona Tribe did not allow its land to be encumbered and did not assume liability for any of these obligations, VCAT capitalized those costs incurred as "deferred contract costs" since VCAT had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and VCAT's management believed that these costs were fully recoverable over the life of the consulting agreement through receipt of fee income from the Barona Tribe. Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the consulting agreement. Under the terms of the consulting agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. At this time, VCAT has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs.

     On an ongoing basis, VCAT reviews the valuation and recoverability of these unamortized deferred contract costs. At the end of fiscal 2001, VCAT fully reduced the carrying value of the deferred contract costs, which were $1,900,000, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the term of the consulting agreement. This amount was recorded as "Impairment of Deferred Contract Costs".

Note 6--Due from Barona Casino--Expansion Project

     The Barona Tribe is in the development stage of an approximately $260,000,000 expansion project. VCAT assisted the Barona Tribe in obtaining outside financing for the project. Prior to obtaining such outside financing, VCAT shared in funding the expansion costs incurred with the Barona Tribe. VCAT advanced an aggregate of $9,685,000, substantially all of its commitment of up to $10,000,000, as an unsecured, non-interest-bearing advance to the Barona Tribe. These advances were accounted for as a receivable from the Barona Tribe to VCAT.

     In January 2000, the Barona Tribe obtained approximately $19,000,000 in outside financing from the issuance of tax-exempt bonds, primarily for the golf course development. In May 2000, the Barona Tribe obtained $30,000,000 in outside financing from an equipment vendor for gaming machines, systems, furniture and technologies. In October 2000, prior to obtaining permanent outside financing, the Barona Tribe received a 120-day bridge loan from two banks in the amount of $30,000,000 to finance the expansion and the related obligations. In February 2001, the bridge loan was extended to June 30, 2001, and was increased by $30,000,000 to a total of $60,000,000. The Barona Tribe used $2,000,000 of the bridge loan to repay VCAT for previous advances. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000 (the "Permanent Financing"). The bridge loan was repaid out of the Permanent Financing. In October 2001, management requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of advances that VCAT had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

Note 7--Acquisitions

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

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

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

Note 8--Cash and Cash Equivalents

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

Note 9--Business Concentration

     Historically, a significant portion of VCAT's revenue has been earned from its only current client, the Barona Tribe. VCAT received no consulting fees from the Barona Tribe during the three and six months ended December 31, 2001 and based on projections provided to us by the Barona Casino, expects fees from the consulting agreement to be zero for the balance of the consulting agreement, which extends through March 2004. During the three and six months ended December 31, 2000, revenues from the Barona Tribe were $1,553,000, or 77% of total revenues, and $6,869,000, or 80% of total revenues, respectively.

Note 10--Restricted Cash

     VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT's prior corporate office. This space has been subleased; however, as part of the sublease agreement, the letter of credit remained in place. The letter of credit automatically renews on an annual basis through October 31, 2002, unless canceled by the lessor.

Note 11--Available-for-Sale Securities

     VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement. Available-for-sale securities at December 31, 2001 consisted of investments in:

     .    Senscom, Inc.

     .    Idealabs, Inc.

     .    companyfinance.com, Inc.

     .    Watchnet, Inc.

     .    eFresh Incorporated

     .    SeatAdvisor, Inc.

     .    Brand Equity, Inc. (formerly KINeSYS Pharmaceutical, Inc.)

     .    MobilePro Corporation (formerly "CraftClick.com, Inc.")

     .    clickNsettle.com, Inc.

     .    Ultrexx Corporation

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

     .    Asset Equity Group (Formerly "WorldNet Resource Group, Inc.")

     .    TheBigHub.com, Inc.

     Collectively, these investments had no carrying value at December 31, 2001.

     During fiscal 2001, VCAT realized losses for impairment charges related to its available-for-sale securities. To fully reduce the carrying value of the investments, VCAT recorded the following losses: (a) $1,400,000 for the investment in Predict It, Inc; (b) $1,119,000 for the investment in CraftClick.com, Inc. (now MobilePro Corporation); (c) $250,000 for the investment in Watchnet, Inc.; (d) $200,000 for the investment in eFresh Incorporated; (e) $130,000 for the investment in Ultrexx Corporation; (f) $100,050 for the investment in SeatAdvisor, Inc.; (g) $100,000 for the investment in Senscom, Inc.; (h) $100,000 for the investment in companyfinance.com, Inc.; (i) $100,000 for the investment in Idealabs, Inc.; (j) $76,000 for the investment in Invigo, Inc.; (k) $64,000 for the investment in TheBigHub.com, Inc.; (l) $40,000 for the investment in Bullet Point News, Inc.;
(m) $31,695 for the investment in clickNsettle.com, Inc.; and (n) $17,500 for the investment in WorldNet Resource Group, Inc. (now Asset Equity Group).

     During fiscal 2000, the carrying value of VCAT's investment in KINeSYS Pharmaceutical, Inc. ("KINeSYS") was fully reduced. In January 2001, VCAT agreed to exchange shares of KINeSYS and to convert an outstanding KINeSYS receivable, which was previously reserved for, for shares of Brand Equity, Inc., a company formed by the two principals of KINeSYS. Brand Equity has acquired the assets and most of the liabilities of KINeSYS and is operating essentially the same business.

      Additionally, VCAT holds securities, in the form of options, in Companyfinance.com, Inc. The options expire in March 2005. These securities were given to VCAT as an inducement to serve on an advisory board. Such securities have no established cost basis and were determined to have minimal value, due to the significant price premium over market price at the time of grant, and the limited operating history for the company. VCAT will continue to monitor the operations of the company and the valuation of these securities and will establish a fair value and record an unrealized gain, if deemed appropriate.

Note 12--Convertible Notes Receivable

     VCAT held convertible notes with an aggregate face value of $829,000 in Watchnet, Inc. ("Watchnet"), FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., simplegov.com, Inc., SeatAdvisor, Inc., and CraftClick, Inc. ("CTCK"). The notes were received for cash investments VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to June 2002. Collectively, these investments had no carrying value at December 31, 2001.

     During fiscal 2001, VCAT realized aggregate losses of $779,000 related to the convertible notes as the companies were unable to secure necessary additional funding to repay the notes. Additionally, of the losses recorded, $80,000 was recovered in fiscal 2001, as CTCK secured sufficient additional funding to repay its note that matured during the period. During the three months ended December 31, 2001, VCAT realized a loss of $50,000 related to the convertible note in Watchnet. Watchnet is in the process of negotiating a possible merger and upon completion the convertible note would be converted into common shares of the new company, a privately held company that operates a similar business as Watchnet. If the merger is not completed, Watchnet does not have sufficient funds to meet its obligations, including VCAT's note. The investment is deemed to have no value at this time.

     VCAT will continue to monitor the operations of the companies and the valuation of these securities, and will establish a fair value and record a realized gain or loss, if deemed appropriate.

Note 13--Common Stock Transactions

     In February 2001, VCAT acquired 207,558 shares of its common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee's separation agreement and termination of his employment contract. The shares have been recorded as treasury stock within the shareholders' deficit section of the consolidated balance sheet.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Note 14--Net Loss Per Share

     Below is the reconciliation of the components of the calculation of basic and diluted net loss per share for the time periods indicated:

                                                        For the Three Months             For the Six Months
                                                         ended December 31,              ended December 31,
                                                         2001           2000            2001            2000
                                                         ----           ----            ----            ----
Net loss available to common shareholders           ($9,142,160)    ($9,929,553)  ($11,522,158)    ($10,577,419)
                                                    ===========     ===========   ============     ============
Weighted average shares outstanding-- basic           7,206,598       7,415,741      7,206,598        7,400,094
Effect of stock options                                       -               -              -                -
                                                    -----------    ------------   ------------     ------------
Weighted average shares outstanding -- diluted        7,206,598       7,415,741      7,206,598        7,400,094
                                                    ===========    ============   ============     ============

     At December 31, 2001, options to purchase 6,160,096 shares of VCAT's common stock, at prices ranging from $.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through November 2011.

Note 15--Stock Options

     The following table summarizes stock option activity under VCAT's 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the "Plans") for the six months ended December 31, 2001:

                                                                                                Options
                                                                             Options             Price
                                                                           Outstanding         Per Share
                                                                           -----------         ---------
              Outstanding, July 1, 2001 ..............................      7,147,721      $ .59   -    $ 12.50
              Granted ................................................         20,000      $ .13   -    $   .13
              Exercised ..............................................             --              -
              Cancelled ..............................................     (1,007,625)     $1.50   -    $ 12.50
                                                                           ----------
              Outstanding, December 31, 2001 .........................      6,160,096      $ .13   -    $ 12.50
                                                                           ==========



Note 16--Restructuring Expenses and Related Asset Impairment

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

     VCAT recorded expenses of $154,000 during the six months ended December 31, 2001, in connection with its ongoing restructuring plan. These charges consist of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001, severance obligations and asset disposals.

     VCAT recorded expenses and related asset impairment charges of $6,999,000 during the six months ended December 31, 2000, consisting of (a) severance obligations; (b) rent, sublease, leasehold improvement obligations and related facility expenses for offices that were closed due to the reduction in workforce; (c) impairment of goodwill and intangible assets relating to acquired businesses that focused on non-gaming clients and industries; and (d) asset disposals.

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Note 17--Stock Repurchase/ Long-Term Debt

     In September 1996, VCAT entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if VCAT has closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

     The Initial Contingent Obligations are contingent upon VCAT's retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, accordingly, VCAT did not record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of VCAT's common stock, as each contingency or condition is met.

     In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of VCAT's restricted stock and warrants to acquire an additional 145,000 shares of VCAT's common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

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

                         VENTURE CATALYST INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

     The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and the accrued interest to date on the adjusted principal related to this stock repurchase was $9,433,000 as of December 31, 2001. Based upon projections provided to us by the Barona Casino in August 2001 and VCAT's current sources of revenues, VCAT does not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities". In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the December 31, 2001 presentation.

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

      This discussion and analysis should be read in conjunction with Management's Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2001.

Results of Operations

Three Months Ended December 31, 2001 Compared with the Three Months Ended December 31, 2000.

Revenues

     Consolidated revenues for the three months ended December 31, 2001 were zero as compared to $2,008,000 during the same period last year.

      Revenues for services provided to the Barona Tribe for the three months ended December 31, 2001 were zero as compared with $1,553,000 earned during the same period last year. Although revenues at the Barona Casino exceeded expenses for the three month period ended December 31, 2001, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino's interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project. Based upon financial projections provided to us by the Barona Casino in August 2001, we believe that based upon the current formula for calculating our compensation under the consulting agreement, no consulting fees will be paid to us through March 2004, the end of the term of the consulting agreement.

      Revenues for services provided to clients other than the Barona Tribe for the three months ended December 31, 2001 were zero as compared to $455,000 earned during the same period last year. This decrease is the result of our decision to restructure our business and realign our operations to focus solely on the Native American gaming industry. Our decision, made in the second quarter of the fiscal year ended June 30, 2001, was in response to the reduction in demand for our technology and Internet services.

Cost of Services

     Cost of services decreased 44% to $1,168,000 for the three months ended December 31, 2001, from $2,103,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from a decrease in the average number of employees during the period as a result of the restructuring plan implemented during fiscal 2001;
(b) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (c) expenses related to our gaming business development efforts; and (d) client relation expenses. These decreases were partially offset by an increase in other professional services incurred in connection with the funding of our ongoing CRM software development project.

Cost of Services - Contract Loss

     We recorded a loss of $6,956,000 for the three months ended December 31, 2001. No comparable loss was recorded in the same period last year. The loss represents the estimated costs to be incurred in connection with the performance of services under the Barona consulting agreement through the end of its current term in March 2004. The loss was recorded as a result of the expectation of zero revenues from the consulting agreement and the increased uncertainty regarding the possibility of renegotiating or restructuring the consulting agreement with the Barona Tribe.


General Operating and Administrative Expenses

     General operating and administrative expenses decreased 62% to $859,000 for the three months ended December 31, 2001, from $2,253,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, as a result of the restructuring plan implemented during fiscal 2001; (b) facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California; (c) employee relations; (d) advertising and marketing expenses; and (e) telecommunications. These decreases were partially offset by an increase in outside legal fees, primarily as a result of the ongoing strategic alternatives study being conducted by the special committee.

Restructuring Expenses and Related Asset Impairment

     We incurred no restructuring expenses during the three months ended December 31, 2001. During the same period last year, we incurred $6,775,000 in restructuring expenses, consisting primarily of (a) the impairment of goodwill and other intangibles relating to acquisitions that focused on non-gaming clients and industries; (b) rent, facility and sublease expenses, including the write-down of tenant improvements, for offices that were closed due to the restructuring; (c) severance costs in connection with the reductions in workforce; and (d) other asset write-downs related to the restructuring.

Amortization of Intangible Assets and Stock-Based Compensation

     Amortization of intangible assets and stock-based compensation for continuing operations decreased 98% to $9,000 for the three months ended December 31, 2001, from $398,000 during the same period last year, as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets for the three months ended December 31, 2001, and do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Casino for the balance of the consulting agreement.

Other Income and Expense

     During the three months ended December 31, 2001, interest income was $50,000 compared to $172,000 for the same period last year, as a result of a lower average cash balance and lower interest rates on our investments. Interest expense increased to $230,000 during the three months ended December 31, 2001, from $208,000 for the same period last year, as a result of a higher long-term debt balance during the period.

      Other gains and losses during the three months ended December 31, 2001 resulted in a net loss of $58,000, primarily as a result of a loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc. Other gains and losses during the same period last year resulted in a net loss of $481,000, which consisted of a $563,000 loss recorded to fully reduce the carrying value of our investments in eFresh Incorporated, simplegov.com, Inc., Senscom, Inc., The BigHub.com, Inc., FastestLink, Inc. and Bullet Point News, Inc. The loss was partially offset by an $82,000 gain recorded due to the recovery of the Craftclick, Inc. note and accrued interest that was previously recorded as a loss.

Income Tax Benefit

     During the three months ended December 31, 2001, we recorded an income tax benefit of $87,000, a change of $22,000 from the $109,000 income tax benefit recorded during the same period last year. The tax benefit in the current period was due to the reversal of an unfavorable IRS audit determination. Although significant losses were incurred during the period, a valuation allowance was recorded to fully offset the net operating loss carry-forward ("NOL"), therefore eliminating the income tax benefit associated with the NOL.

Six Months Ended December 31, 2001 Compared with the Six Months Ended December 31, 2000.

Revenues

     Consolidated revenues for the six months ended December 31, 2001 were zero as compared to $8,563,000 during the same period last year.

      Revenues for services provided to the Barona Tribe for the six months ended December 31, 2001 were zero as compared with $6,869,000 earned during the same period last year. Although revenues at the Barona Casino exceeded expenses for the six month period ended December 31, 2001, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino's interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project. Based upon financial projections provided to us by the Barona Casino in August 2001, we believe that based upon the current formula for calculating our compensation under the consulting agreement, no consulting fees will be paid to us through March 2004, the end of the term of the consulting agreement.

     Revenues for services provided to clients other than the Barona Tribe for the six months ended December 31, 2001 were zero as compared to $1,694,000 earned during the same period last year. This decrease is the result of our decision to restructure our business and realign our operations to focus solely on the Native American gaming industry. Our decision, made in the second quarter of the fiscal year ended June 30, 2001, was in response to the reduction in demand for our technology and Internet services.

Cost of Services

     Cost of services decreased 45% to $2,288,000 for the six months ended December 31, 2001, from $4,125,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from a decrease in the average number of employees during the period as a result of the restructuring plan implemented during fiscal 2001;
(b) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (c) client relation expenses; (d) political contributions; (e) expenses related to our gaming business development efforts; and (f) cost of sales, including equipment sold and expenses billed to clients. These decreases were partially offset by an increase in other professional services incurred in connection with the funding of our ongoing CRM software development project.

Cost of Services - Contract Loss

     We recorded a loss of $6,956,000 for the six months ended December 31, 2001. No comparable loss was recorded in the same period last year. The loss represents the estimated costs to be incurred in connection with the performance of services under the Barona consulting agreement through the end of its current term in March 2004. The loss was recorded as a result of the expectation of zero revenues from the consulting agreement and the increased uncertainty regarding the possibility of renegotiating or restructuring of the consulting agreement with the Barona Tribe.

General Operating and Administrative Expenses

     General operating and administrative expenses decreased 63% to $1,673,000 for the six months ended December 31, 2001, from $4,511,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, as a result of the restructuring plan implemented during fiscal 2001; (b) facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California; (c) bad debt expense; (d) public relations expenses; (e) employee relations expenses; and (f) telecommunications.

Restructuring Expenses and Related Asset Impairment

     We incurred $154,000 in restructuring expenses during the six months ended December 31, 2001, in connection with the ongoing restructuring and cost reduction plan. These charges consist of (a) remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001, (b) severance obligations and (c) asset disposals. During the same period last year, we incurred $6,999,000 in restructuring expenses, consisting primarily of (a) the impairment of goodwill and intangible assets relating to acquired businesses that focused on non-gaming clients and industries; (b) rent, sub-lease, leasehold improvement obligations and related facility expenses for offices that were closed due to the reduction in workforce; (c) severance obligations; and
(d) asset disposals.

Amortization of Intangible Assets and Stock-Based Compensation

     Amortization of intangible assets and stock-based compensation for continuing operations decreased 97% to $20,000 for the six months ended December 31, 2001, from $743,000 during the same period last year, as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets for the six months ended December 31, 2001, and do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Casino for the balance of the consulting agreement.

Other Income and Expense

     During the six months ended December 31, 2001, interest income was $76,000 compared to $285,000 for the same period last year, as a result of a lower average cash balance and lower interest rates on our investments. Interest expense increased to $441,000 during the six months ended December 31, 2001, from $387,000 for the same period last year, as a result of a higher long-term debt balance during the period.

      Other gains and losses during the six months ended December 31, 2001 resulted in a net loss of $118,000, primarily as a result of the loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc. and fixed asset disposals during the period. Other gains and losses during the same period last year resulted in a net loss of $2,302,000, which consisted of a $3,384,000 loss recorded to fully reduce the carrying value of our investments in CraftClick.com, Inc., Predict It, Inc., eFresh Incorporated, simplegov.com, Inc., Senscom, Inc., The BigHub.com, Inc., FastestLink, Inc. and Bullet Point News, Inc. The loss was partially offset by a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names and an $82,000 gain recorded due to the recovery of the Craftclick.com, Inc. note and accrued interest that was previously recorded as a loss.

Income Tax Benefit/Provision

During the six months ended December 31, 2001, we recorded an income tax benefit of $52,000, a change of $411,000 from the $359,000 income tax provision recorded during the same period last year. The tax benefit was due to the reversal of an unfavorable IRS audit determination in the current period, partially offset by an alternative minimum tax adjustment. Although significant losses were incurred during the period, a valuation allowance was recorded to fully offset the net operating loss carry-forward ("NOL"), therefore eliminating the income tax benefit associated with the NOL. The tax provision in the prior year was a result of net income for tax purposes, primarily a result of the significant increase in expenses that are not deductible for tax purposes, including: (a) goodwill amortization and the impairment of intangible assets recorded in connection with the restructuring, (b) the increase in the valuation allowance for the deferred tax asset associated with anticipated capital losses from our investment activities and (c) political contributions.

Liquidity and Capital Resources

      Our principal source of liquidity at December 31, 2001 consisted of unrestricted cash and cash equivalents of $8,516,000.

      During the six months ended December 31, 2001, our cash position increased by $4,416,000 to $8,516,000 from the June 30, 2001 balance of $4,100,000. This increase was a result of net cash provided by operating activities of $4,457,000 partially offset by cash used in investing activities of $41,000. Cash provided by operating activities was $4,457,000, and resulted primarily from the collection of $7,685,000 in advances made to the Barona Tribe in connection with the expansion project and a net change in operating assets and liabilities of $1,108,000, offset by a net loss of $11,522,000 that included non-cash expenses and adjustments of $7,186,000. The non-cash expenses and adjustments consisted of (a) a $6,956,000 loss recorded in connection with the Barona consulting agreement (b) depreciation on property and equipment of $91,000, (c) a $60,000 loss on asset disposals, (d) loss on investments in convertible notes of $57,000, and (e) amortization of stock-based compensation of $20,000.

      Cash used in investing activities included fixed asset purchases of $39,000 in connection with our CRM software project.

      With respect to the current project to expand the Barona Casino, VCAT, the Barona Tribe and the Barona Casino agreed to share in funding the expansion costs incurred prior to obtaining all outside financing. We advanced an aggregate of $9,685,000, substantially all of our commitment of up to $10,000,000, as an unsecured, non-interest bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of June 30, 2001. These advances were accounted for as a receivable from the Barona Tribe to us. In October 2001, we requested that the Barona Tribe repay us the $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In response to our request, the Barona Tribe repaid $7,685,000 to us in October 2001.

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

      We currently have an obligation called "advances of future consulting fees" due to the Barona Tribe of $3,700,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed above). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were paid to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. Sometime prior to when the consulting relationship ends in 2004, VCAT and the Barona Tribe will discuss how to handle this balance. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that a debt may not need to be repaid; however, if the obligation is not forgiven, we may have a debt to repay. There is no indication how this issue will be ultimately resolved. The remaining balance in advances of future consulting fees of $1,200,000 at December 31, 2001, is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. All other transactions between the two parties are being treated independently.

     In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the "Stock Purchase Agreement"). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 2000, (c) a contingent obligation (the "Initial Contingent Obligations") to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and
(d) another contingent obligation (the "Second Contingent Obligation") to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

     The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods, accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, therefore we did not record the issuance of any additional notes during fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met.

     In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of our restricted stock and warrants to acquire an additional 145,000 shares of our common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

     All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $843,000 was added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

     The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) related to this stock repurchase was $9,176,000 as of December 31, 2001. Based upon projections provided to us by the Barona Casino in August 2001 and our current sources of revenues, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities". In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the December 31, 2001 presentation.

     If our financial condition improves to the extent that we meet the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, we do not have sufficient cash on hand to pay the scheduled payments and sustain our ongoing operations, we will need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to us, or, if available, it could have a material adverse affect on our financial condition or may result in dilution to our shareholders.

     Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the corporate lease agreement that automatically renews on an annual basis until October 31, 2002, unless cancelled by the lessor.

     As of February 8, 2002, our unrestricted cash and cash equivalents balance was approximately $7,853,000. We believe that our unrestricted cash will be sufficient to meet our known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months. However, if our cash needs increase for any reason, such as a change in our business strategy or the pursuit of a strategic transaction, the length of time that our current cash would sustain operations could decrease significantly.

Special Committee Proceedings

     On May 29, 2001, our Board of Directors appointed a committee of independent directors to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors. On September 12, 2001, the committee reported its conclusions and recommendations to the Board of Directors. Among the conclusions noted was that none of the strategic alternatives that it reviewed were likely to result in a meaningful increase in shareholder value for the foreseeable future. Included among the recommendations were that (a) we attempt to collect from the Barona Tribe the $7,685,000 in advances made by us; (b) we consider further cost-cutting measures; and (c) management present to the Board of Directors recommendations regarding (i) renegotiation of the current consulting agreement with the Barona Tribe; (ii) business plans for the CRM software under development, the proposed joint venture with the Barona Tribe, and the pursuit of additional gaming clients; and
(iii) discussions with the Barona Tribe regarding the forgiveness of the $3,682,000 in advances of future consulting fees.

     In October 2001, management presented to the Board of Directors information and recommendations in response to the recommendations of the committee. As a result of this initial response, management requested that the Barona Tribe repay to us $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In October 2001, the Barona Tribe repaid the $7,685,000 to us. The Board also concluded that the feasibility of pursuing the various strategic initiatives required further study. Accordingly, in October 2001, the Board formed another committee of independent directors to conduct a strategic alternatives study and make specific recommendations to the Board regarding a course of action. In November 2001, the committee engaged the services of an independent investment banker to assist it in this study.

     The Board of Directors delegated to the Audit Committee the task of evaluating whether there should be further reductions in costs. After a review of our cost structure in October 2001, the Audit Committee decided to approve certain minor cost reductions recommended by management and noted that it will continue to review such costs on a monthly basis. In November 2001, the Audit Committee approved additional cost reductions including the elimination of costs for two consultants, an employee termination, non-renewal of our website hosting contracts and a reduction in client relations expenses. In connection with these cost reductions, a new operating budget was adopted which took effect in January 2002. Among other things, the revised budget reflects a reduction in expenditures relating to the development of the CRM software because the "beta" version of the software had been completed and substantially all of the costs related to the development of the "beta" version of the software were incurred before December 31, 2001. The revised budget does not, however, address costs for professional services, such as legal and investment banking services related to the work of the special committee. Accordingly, due to an anticipated increase in costs for professional services and director fees in connection with the activities of the special committee, management does not expect overall costs to further decrease as a result of these additional cost reductions.

     In November 2001, management and the special committee commenced discussions relating to a proposal to renegotiate the terms of our current consulting agreement with the Barona Tribe. Based upon management's various interactions with representatives of the Barona Tribe, including a meeting at which a member of the special committee was present and participated, in December 2001 it became clear that there would be a low probability that the Barona Tribe would be receptive to a formal proposal from us. Accordingly, we decided to defer our pursuit of a renegotiated contract or restructured relationship until a later time. Management expects that it will approach the Barona Tribe at some time in the future to discuss a proposal to (a) license our CRM software and/or (b) restructure the existing consulting relationship. The timing of these discussions is dependent upon the receptivity of the Barona Tribe to engage in those discussions and is therefore uncertain. In addition, to the extent the Barona Tribe is receptive to these discussions, there can be no assurance that the Barona Tribe would be willing to enter into a licensing agreement or a new consulting relationship with us at all, or on terms sufficient to enable us to continue as a going concern.

     Pending the recommendations of the special committee to our Board of Directors which are expected in February 2002, the Audit Committee has decided to defer further cost reductions measures because they may limit the pursuit of one or more strategic alternatives which may be available to us.

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

We are not receiving any revenues from the consulting agreement with the Barona Tribe and may not receive any consulting fee income for the remainder of the term of the current consulting agreement.

     We have historically derived substantially all of our revenue from services provided to the Barona Tribe. Although revenues at the Barona Casino have exceeded expenses, the level of revenues have not been sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino in connection with its interim expansion, the on-going development of the Barona Valley Ranch project and the increase of debt by the Barona Tribe for use in the expansion project. These facts have resulted in a decline of consulting fees payable to us to zero. Unless the net revenues at the Barona Casino increase substantially, the formula pursuant to which consulting fees are paid to us under the current consulting agreement will continue to result in no fees being paid to us. Based upon current projections provided to us by the Barona Casino, it does not appear likely that net revenue will increase sufficiently to allow a fee to be paid to us for the remaining term of our consulting agreement.
                                       18

Unless we are able to renegotiate the terms of the consulting agreement with the Barona Tribe, identify alternative sources of revenue, and/or identify a strategic alternative, we will eventually deplete all of our cash and cash equivalents providing services under the existing consulting contract. To the extent we do not have sufficient cash or access to other financing, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

A deterioration in national and regional economic conditions could further adversely impact our ability to earn fees under the current consulting agreement with the Barona Tribe

     Our consulting fees are dependent upon the revenues generated by the Barona Casino. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino's operations. During periods of economic contraction, the Barona Casino's revenues may decrease while some of its costs remain fixed or, as will be the case for the foreseeable future, its costs will increase as a result of the expansion project, resulting in decreased net income for the Barona Casino. In addition, gaming and other leisure activities offered by the Barona Casino are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Barona Tribe's gaming facility, as consumers spend less in anticipation of a potential economic downturn.

     If the revenues of the Barona Casino decrease as a result of economic downturns or adverse conditions, the likelihood that we will be able to amend our current agreement with the Barona Tribe decreases. Accordingly, our business, assets, financial condition and results of operations could be adversely affected.

We have reported losses and may not be able to return to profitability

     We have recently reported significant losses attributable to our restructuring of our business and material decreases in fees payable to us by our only client, the Barona Tribe. As a result, as of December 31, 2001 we have a retained deficit of $11,640,000 and our liabilities exceed our assets. As noted above, based on projections provided to us by the Barona Casino, fees from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement. Accordingly, we are unlikely to return to profitability for the foreseeable future, if at all. We have a history of substantial losses and negative cash flows. We expect these losses and negative cash flows to continue in the future. If we are unable to generate sufficient revenue from our operations or raise sufficient additional capital, we may not be able to continue to operate our business, and you may lose your investment.

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

There has been an increase in competition for us and for our only client

     The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. As California gaming operations grow, there will be increasing competition from other gaming consulting or management companies for new clients. This could result in fewer potential clients or less profitable potential arrangements that could have a material adverse effect on our attempts to obtain additional clients or generate additional revenue sources. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from 4 to 9 since the year 2000 and there may be additional casinos that attempt to open in this area, all of which may be competing for customers. This increased competition could reduce the profit levels achieved at the Barona Casino and further reduce the likelihood of fees to us under the consulting agreement or the likelihood that we will be able to amend our current agreement with the Barona Tribe.

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

     Exhibit No.                                       Description
     -----------                                       -----------
         10.1 Third Extension to Promissory Note dated December 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer.



     (b) Reports on Form 8-K.

     During the three month period ended December 31, 2001, VCAT filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VENTURE CATALYST INCORPORATED,
                                        a Utah Corporation

Date: February 19, 2002                 By: /s/  L. DONALD SPEER, II
                                            ------------------------------------
                                            L. Donald Speer, II
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Authorized Signatory, Principal
                                            Executive Officer)



Date: February 19, 2002                 By: /s/ KEVIN MCINTOSH
                                            ------------------------------------
                                            Kevin McIntosh
                                            Senior Vice President, Chief
                                            Financial Officer, Secretary and
                                            Treasurer
                                            (Authorized Signatory, Principal
                                            Financial and Accounting Officer)

                                  Exhibit Index

     Exhibit No.                                       Description
     -----------                                       -----------

        10.1 Third Extension to Promissory Note dated December 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer.