Form 10QSB
period 2002-03-31
VENTURE CATALYST INC
filed 2002-05-15
CIK 318291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ______________to ___________

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

                                 (858) 385-1000
                              ---------------------
                           (Issuer's telephone number)

                                 Not Applicable
                              ---------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 8, 2002, 7,206,598 shares of common stock, $.001 par value per share were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

================================================================================

                          VENTURE CATALYST INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I-FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets -
      March 31, 2002 and June 30, 2001 .............................................    1

      Consolidated Statements of Operations -
      Three months ended March 31, 2002 and 2001 ...................................    2
      Nine months ended March 31, 2002 and 2001 ....................................    3

      Consolidated Statements of Cash Flows -
      Nine months ended March 31, 2002 and 2001 ....................................    4

      Notes to Interim Consolidated Financial Statements ...........................    5

Item 2.       Management's Discussion and Analysis
              or Plan of Operation .................................................   13

PART II-OTHER INFORMATION

Item 5.       Other Information ....................................................   22

Item 6.       Exhibits and Reports on Form 8-K .....................................   22

SIGNATURES .........................................................................   23

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          VENTURE CATALYST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,
                                                                         2002          June 30,
                                                                     (Unaudited)         2001
                                                                     -----------      -----------
                               ASSETS

Current assets:
   Cash and cash equivalents .....................................   $  7,033,337    $  4,099,927
   Income tax receivable .........................................      3,650,648       1,171,767
   Prepaid expenses and other assets .............................        181,406          46,630
   Receivables, net ..............................................         57,767          65,771
   Due from Barona Tribe - expansion project .....................            --        7,685,296
                                                                     ------------    ------------
      Total current assets .......................................     10,923,158      13,069,391

Non-current assets:
   Property, plant and equipment, net ............................        162,368         381,159
   Deposits and other assets .....................................        204,925         218,219
   Restricted cash ...............................................        133,000         133,000
   Capitalized software, net .....................................         95,687             --
   Non-current receivables (net of allowance of $208,613) ........         38,121          39,042
   Convertible notes, net ........................................            --           55,118
                                                                     ------------    ------------
      Total non-current assets ...................................        634,101         826,538
                                                                     ------------    ------------
      Total assets ...............................................   $ 11,557,259    $ 13,895,929
                                                                     ============    ============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Advances of future consulting fees - Barona Tribe .............   $  3,693,756    $  3,682,240
   Accrued contract costs ........................................      3,091,368             --
   Accounts payable and accrued expenses .........................      1,027,048       1,359,130
                                                                     ------------    ------------
      Total current liabilities ..................................      7,812,172       5,041,370

Non-current liabilities:
   Long-term debt and accrued interest ...........................      9,662,708       8,993,055
   Accrued contract costs, non-current ...........................      3,225,469             --
                                                                     ------------    ------------
      Total liabilities ..........................................     20,700,349      14,034,425

Shareholders' deficit:
   Common stock, $.001 par value, 100,000,000 shares
     authorized and 7,414,156 shares issued ......................          7,415           7,415
   Additional paid-in-capital ....................................     12,280,179      12,283,568
   Deferred compensation .........................................         (1,663)        (28,304)
   Retained deficit ..............................................    (21,091,739)    (12,063,893)
   Common stock held in treasury, at cost (207,558 shares) .......       (337,282)       (337,282)
                                                                     ------------    ------------
      Total shareholders' deficit ................................     (9,143,090)       (138,496)
                                                                     ------------    ------------
      Total liabilities and shareholders' deficit ................   $ 11,557,259    $ 13,895,929
                                                                     ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                        2002          2001
                                                                     ----------    -----------
Revenues:
   Client services ..............................................   $      --      $    77,477

Operating expenses:
   Cost of services .............................................       120,492      1,742,144
   General and administrative expenses ..........................       830,988      1,377,159
   Restructuring expenses and related asset impairment ..........       (64,182)          --
   Amortization of intangible assets and stock-based compensation         2,947        193,279
                                                                    -----------    -----------
   Operating expenses ...........................................       890,245      3,312,582
                                                                    -----------    -----------
   Operating loss ...............................................      (890,245)    (3,235,105)

Other income (expense):
   Interest income ..............................................        28,340        126,836
   Interest expense .............................................      (230,490)      (208,876)
   Other losses .................................................       (63,943)      (641,176)
                                                                    -----------    -----------
   Other expense, net ...........................................      (266,093)      (723,216)
                                                                    -----------    -----------
Income (loss) before income tax benefit .........................    (1,156,338)    (3,958,321)
Income tax benefit ..............................................     3,650,649      1,676,472
                                                                    -----------    -----------
Net income (loss) ...............................................   $ 2,494,311    $(2,281,849)
                                                                    ===========    ===========

Other comprehensive income (loss):
   Unrealized loss on securities, net of tax ....................          --          (54,797)
                                                                    -----------    -----------
Comprehensive income (loss) .....................................   $ 2,494,311    $(2,336,646)
                                                                    ===========    ===========

Basic and diluted income (loss) per share:
   Net income (loss) per share- basic and diluted ...............   $       .35    $      (.31)
                                                                    ===========    ===========
Weighted average common shares outstanding:
   Basic and diluted ............................................     7,206,598      7,296,540
                                                                    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     For the Nine months Ended
                                                              March 31,

                                                        2002           2001
                                                        ----           ----

Revenues:
   Client services .................................$         --   $  8,640,260

Operating expenses:
   Cost of services ................................   2,408,605      5,866,837
   Cost of services  - anticipated contract loss ...   6,955,578             --
   General and administrative expenses .............   2,503,609      5,888,557
   Restructuring expenses and related
     asset impairment ..............................      89,818      6,998,931
   Amortization of intangible assets and
     stock-based compensation ......................      23,251        935,893
                                                    ------------   ------------
   Operating expenses ..............................  11,980,861     19,690,218
                                                    ------------   ------------
   Operating loss .................................. (11,980,861)   (11,049,958)

Other income (expense):
   Interest income .................................     104,021        412,212
   Interest expense ................................    (671,415)      (595,974)
   Other losses ....................................    (181,992)    (2,943,182)
                                                    ------------   ------------
   Other expense, net ..............................    (749,386)    (3,126,944)
                                                    ------------   ------------
Loss before income tax benefit ..................... (12,730,247)   (14,176,902)
Income tax benefit .................................   3,702,400      1,317,634
                                                    ------------   ------------
Net loss ...........................................$ (9,027,847)  $(12,859,268)
                                                    ============   ============

Other comprehensive loss:
   Unrealized loss on securities, net of tax .......          --        (15,651)
                                                    ------------   ------------
Comprehensive loss .................................$ (9,027,847)  $(12,874,919)
                                                    ============   ============

Basic and diluted income (loss) per share:
   Net income (loss) per share- basic and diluted ..$      (1.25)  $      (1.75)
                                                    ============   ============
Weighted average common shares outstanding:
   Basic and diluted ...............................   7,206,598      7,366,057
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Nine months Ended
                                                                                        March 31,
                                                                                    2002             2001
                                                                            ------------     ------------
Increase in cash:
Cash flows provided by operating activities:
   Net loss ............................................................    $ (9,027,847)    $(12,859,268)
     Adjustments to reconcile net loss to net cash
        Provided by operating activities:
   Depreciation and amortization .......................................         122,085        1,380,912
   Provision for bad debts .............................................           3,038          249,234
   Equity and convertible notes received for services ..................              --         (293,823)
   Write-off of assets classified as other assets ......................              --           10,101
   Loss on disposal of assets, net .....................................         123,320          517,596
   Loss on disposal of intangible assets ...............................              --        5,366,919
   Deferred taxes ......................................................       3,650,648         (169,060)
   Due from Barona Tribe - expansion project ...........................       7,685,296        2,000,000
   Amortization of stock-based compensation ............................          23,253         (103,374)
   Accrued contract costs ..............................................       6,316,837               --
   Loss on impairment of investments ...................................          56,795        3,585,910
   Changes in operating assets and liabilities .........................      (5,991,801)       1,226,670
                                                                            ------------     ------------
         Net cash provided by operating activities .....................       2,961,624          911,817
                                                                            ------------     ------------
Cash flows (used in) provided by investing activities:
   Investment in convertible notes, net of payments ....................          (1,600)        (137,024)
   Purchase of furniture and equipment .................................         (26,614)        (402,705)
   Receipt of restricted investment ....................................              --          395,812
   Release of restricted cash ..........................................              --        1,522,460
   Payment of loans, net of issuances ..................................              --           29,277
                                                                            ------------     ------------
         Net cash (used in) provided by investing activities ...........         (28,214)       1,407,820
                                                                            ------------     ------------
Cash flows (used in) financing activities:
   Repurchase of common stock ..........................................              --         (337,282)
   Payment of notes payable ............................................              --         (977,150)
                                                                            ------------     ------------
   Net cash (used in) financing activities .............................              --       (1,314,432)
                                                                            ------------     ------------
   Net increase in cash ................................................       2,933,410        1,005,205
Cash at beginning of period ............................................       4,099,927        4,766,743
                                                                            ------------     ------------
Cash at end of period ..................................................    $  7,033,337     $  5,771,948
                                                                            ============     ============
Supplemental disclosures of cash flow information:

   Interest expense paid ...............................................    $         --     $    373,220
                                                                            ============     ============
   Income taxes paid ...................................................    $         --     $         --
                                                                            ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          VENTURE CATALYST INCORPORATED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 1--The Company

      Venture Catalyst Incorporated ("VCAT") is a service provider of gaming consulting, infrastructure and technology integration in the California Native American gaming market. VCAT currently has one client, the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe"). VCAT acts as a critical resource partner and has as its central mission growing client top line and bottom line revenues at an increasing rate. VCAT offers comprehensive gaming and hospitality consulting services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. VCAT's offices are located in San Diego, California.

      During fiscal 2001, VCAT initiated a research and development project focused on creating client relationship management software ("CRM Software") for the gaming and hospitality industry. VCAT recently completed a working model of the CRM software that has been deployed at its client's facility, the Barona Casino, to undergo a Beta test. The test is scheduled to be complete by June 30, 2002.

Note 2--Going Concern Matters

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of VCAT as a going concern. VCAT has incurred net losses of $9,028,000 for the nine months ended March 31, 2002 and $18,510,000 during the fiscal year ended June 30, 2001. At March 31, 2002, VCAT's total liabilities exceeded its total assets by $9,143,000. Based on projections provided to VCAT by the Barona Casino in August 2001, which were updated in March 2002, revenues from VCAT's consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, in connection with the performance of services under the agreement, VCAT expects to incur significant expense through the end of the contract term in March 2004. (See Note 4). These factors, among others, raise questions about VCAT's ability to continue as a going concern.

      During fiscal 2001, in response to the reductions in demand and revenue for VCAT's technology and Internet services, it adopted a restructuring plan designed to decrease its service offerings and reduce its costs. VCAT expanded the cost reduction plan because of potential decreases in revenues from the Barona Tribe, currently VCAT's only client. During fiscal 2002, VCAT continued its cost reduction plan, however, the reductions have been less significant and have been partially offset by an increase in professional service costs incurred in connection with the Special Committee alternative study. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the elimination of all non-gaming clients. As part of the restructuring, VCAT consolidated its office locations into its San Diego headquarters, which moved to a significantly smaller facility in June 2001.

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

                          VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

      In addition, the Board delegated to the Audit Committee the task of evaluating whether there should be further reductions in costs. After a review of VCAT's cost structure in October 2001, the Audit Committee decided to approve certain minor cost reductions recommended by management and noted that it will continue to review such costs on a monthly basis. In taking this approach, the Audit Committee was of the opinion that further significant reductions at such time would require either one or all of the following actions: (a) a significant reduction in the scope of services provided to the Barona Tribe; (b) suspending the CRM software development project; or (c) a significant decrease in employee compensation. The Audit Committee concluded that any one of these actions was premature because they may interfere with the viability of pursuing one or more of the strategic alternatives which still may be available. In November 2001, the Audit Committee approved additional cost reductions including the elimination of costs for two consultants, an employee termination, non-renewal of our website hosting contracts and a reduction in client relations expenses. In connection with these cost reductions, a new operating budget was adopted which took effect in January 2002. In March 2002, further cost reductions were made including reducing our staff by three persons.

      At March 31, 2002, VCAT had unrestricted cash and cash equivalents of $7,033,000 and working capital of $3,111,000, which is calculated by taking the current assets less current liabilities.

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

                          VENTURE CATALYST INCORPORATED
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

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

     Based on projections provided to VCAT by the Barona Casino, revenues from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, under the terms of the consulting agreement, VCAT is obligated to provide services to the Barona Tribe. In connection with the performance of these services, VCAT incurs significant expense, and will continue to incur these expenses for the life of the consulting agreement. In the second quarter of fiscal 2002, VCAT recorded a loss for the estimated amount of the foreseeable expenses, which totaled $6,956,000. The loss was recorded as "cost of services - contract loss". VCAT established corresponding liabilities for the current and non-current amounts, which were classified as "accrued contract costs". During the three month period ended March 31, 2002, VCAT incurred costs of $639,000 related to the consulting agreement. The remaining accrued contract costs at March 31, 2002 were $6,317,000. VCAT will review the estimated loss and liabilities related to the consulting agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.

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

     On an ongoing basis, VCAT reviewed the valuation and recoverability of these unamortized deferred contract costs. At the end of fiscal 2001, VCAT fully reduced the carrying value of the deferred contract costs, which were $1,900,000, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the term of the consulting agreement. This amount was recorded as "Impairment of Deferred Contract Costs".

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

     In fiscal 2001, the Barona Tribe used a portion of a bridge loan to repay $2,000,000 of the outstanding advances made by VCAT to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000. The bridge loan was repaid out of the permanent financing. In October 2001, management requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of

                         VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

advances that VCAT had made to the Barona Tribe. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

Note 7--Income Tax Receivable

      During fiscal year 2001, VCAT established a receivable of $1,136,000 for income tax refunds in connection with fiscal 2001 net operating losses. The refunds were paid to VCAT during the second quarter of fiscal 2002.

      In March 2002, Congress passed the Job Creation and Workers Assistance Act of 2002 (the "Act"). The Act contains temporary changes in certain tax laws, including an increase in the net operating loss carry-back period from two to five years. In March 2002, as a result of the change in the carry-back period, VCAT established a receivable of $3,651,000 for additional income tax refunds due to it. VCAT expects to receive the refunds in varying amounts during May and June 2002.

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

      In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan.com, Inc. ("DayPlan"), in exchange for 175,000 shares of its common stock. In April 2001, VCAT decided to stop offering the services provided by DayPlan and in February 2002, DayPlan was merged into VCAT. DayPlan did not generate any revenues. VCAT has no remaining subsidiaries.

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

Note 10--Business Concentration

      Historically, a significant portion of VCAT's revenue has been earned from its only current client, the Barona Tribe. VCAT received no consulting fees from the Barona Tribe during the three and nine months ended March 31, 2002 and based on projections provided to VCAT by the Barona Casino, VCAT expects fees from the consulting agreement to be zero for the balance of the consulting agreement, which extends through March 2004. During the three months ended March 31, 2001, revenues from the Barona Tribe were $0 and during the nine months ended March 31, 2001, revenues from the Barona Tribe were $6,869,000, or 80% of total revenues.

Note 11--Restricted Cash

      VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT's prior corporate office. This space has been subleased; however, as part of the sublease agreement, the letter of credit remained in place. The letter of credit expires on October 31, 2002, unless canceled by the lessor.

                         VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

Note 12--Available-for-Sale Securities

     VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement. Available-for-sale securities at March 31, 2002 consisted of investments in:

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

          .  MobilePro Corporation (formerly "CraftClick.com, Inc.")

          .  clickNsettle.com, Inc.

          .  Ultrexx Corporation

          .  Asset Equity Group (formerly "WorldNet Resource Group, Inc.")

          .  TheBigHub.com, Inc.

     Collectively, these investments had no carrying value at March 31, 2002.

     During fiscal 2001, VCAT realized losses for impairment charges related to its available-for-sale securities. To fully reduce the carrying value of the investments, VCAT recorded the following losses: (a) $1,400,000 for the investment in Predict It, Inc.; (b) $1,119,000 for the investment in CraftClick.com, Inc. (now MobilePro Corporation); (c) $250,000 for the investment in Watchnet, Inc.; (d) $200,000 for the investment in eFresh Incorporated; (e) $130,000 for the investment in Ultrexx Corporation; (f) $100,050 for the investment in SeatAdvisor, Inc.; (g) $100,000 for the investment in Senscom, Inc.; (h) $100,000 for the investment in companyfinance.com, Inc.; (i) $100,000 for the investment in Idealabs, Inc.; (j) $76,000 for the investment in Invigo, Inc.; (k) $64,000 for the investment in TheBigHub.com, Inc.; (l) $40,000 for the investment in Bullet Point News, Inc.;
(m) $32,000 for the investment in clickNsettle.com, Inc.; and (n) $17,500 for the investment in WorldNet Resource Group, Inc. (now Asset Equity Group). PredictIt, Inc., Invigo, Inc. and Bullet Point News, Inc. have been dissolved and cease to exist.

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

     VCAT will continue to monitor the operations of the above-referenced companies and the valuation of these securities and will establish a fair value and record an unrealized gain or loss, if deemed appropriate.

Note 13--Convertible Notes Receivable

     VCAT held convertible notes with an aggregate face value of $829,000 in Watchnet, Inc. ("Watchnet"), FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., simplegov.com, Inc., SeatAdvisor, Inc., and CraftClick, Inc. ("CTCK"). The notes were received for cash investments VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity (as may be accelerated), pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to June 2002. Collectively,

                         VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

these investments had no carrying value at March 31, 2002.

      During fiscal 2001, VCAT realized aggregate losses of $779,000 related to the convertible notes as the companies were unable to secure necessary additional funding to repay the notes. Additionally, of the losses recorded, $80,000 was recovered in fiscal 2001, as CTCK secured sufficient additional funding to repay its note that matured during the period. During fiscal 2002, VCAT realized a loss of $50,000 related to the convertible note in Watchnet. Watchnet is in the process of negotiating a possible merger and upon completion the convertible note would be converted into common shares of the new company, a privately held company that operates a similar business as Watchnet. If the merger is not completed, Watchnet does not have sufficient funds to meet its obligations, including VCAT's note. The investment is deemed to have no value at this time.

      VCAT will continue to monitor the operations of the above-referenced companies and the valuation of these securities, and will establish a fair value and record a realized gain or loss, if deemed appropriate.

Note 14--Capitalized Software

      During fiscal 2001, VCAT initiated a research and development project focused on creating client relationship management software ("CRM Software") for the gaming and hospitality industry. In January 2002, technological feasibility was attained and VCAT completed a working model of the CRM software that has been deployed at its client's facility, the Barona Casino, to undergo a Beta test. The test is scheduled to be complete by June 30, 2002. All costs incurred subsequent to the completion of the working model are being capitalized until the product is ready for general release which is expected to occur shortly after completion of the Beta test. The balance of the capitalized software as of March 31, 2002 was $96,000.

Note 15--Common Stock Transactions

      In February 2001, VCAT acquired 207,558 shares of its common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee's separation agreement and termination of his employment contract. The shares have been recorded as treasury stock within the shareholders' deficit section of the consolidated balance sheet.

Note 16--Net Income (Loss) Per Share

      Below is the reconciliation of the components of the calculation of basic and diluted net income (loss) per share for the time periods indicated:

                                                            For the Three Months            For the Nine Months
                                                               ended March 31,                ended March 31,
                                                               ---------------                ---------------
                                                            2002           2001             2002            2001
                                                            ----           ----             ----            ----

Net income (loss) available to common shareholders      $ 2,494,311     ($2,281,849)    ($9,027,847)    ($12,859,268)
                                                        ===========     ===========     ===========     ============
Weighted average shares outstanding--basic                7,206,598       7,296,540       7,206,598        7,366,057
Effect of stock options                                           -               -               -                -
                                                        -----------     -----------     -----------     ------------
Weighted average shares outstanding--diluted              7,206,598       7,296,540       7,206,598        4,995,549
                                                        ===========     ===========     ===========     ============

      At March 31, 2002, options to purchase 5,887,312 shares of VCAT's common stock, at prices ranging from $.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through November 2011. At March 31, 2001, options to purchase 7,620,471 shares of VCAT's common stock, at prices ranging from $1.00 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose.

Note 17--Stock Options

      The following table summarizes stock option activity under VCAT's 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the "Plans") for the nine months ended March 31, 2002:

                         VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

                                                             Options                Price
                                                           Outstanding            Per Share
                                                          -------------------------------------
            Outstanding, July 1, 2001                          7,147,721      $ .59 - $12.50
            Granted                                               20,000      $ .13 -  $ .13
            Exercised                                                 --          -       --
            Cancelled                                         (1,280,409)     $1.00 - $12.50
                                                             -----------
            Outstanding, March 31, 2002                        5,887,312      $ .13 - $12.50
                                                             ===========


Note 18--Restructuring Expenses and Related Asset Impairment

      During fiscal 2001, in response to the reductions in demand and revenue for its technology and Internet services, VCAT adopted a restructuring plan designed to decrease its service offerings and reduce its costs. VCAT expanded the cost reduction plan because of decreases in revenues from the Barona Tribe, and VCAT is continuing with this plan currently. The plan has included significant personnel reductions, consolidation of positions throughout VCAT at all levels and significant reductions in overhead and capital expenditures, as well as the cessation of services to all non-gaming clients. VCAT will continue to monitor and restructure its operations in light of the rapidly changing market conditions and its revenue expectations from the Barona Tribe.

      VCAT recorded expenses of $154,000 during the three months ended September 30, 2001, in connection with its ongoing restructuring plan. These charges consisted of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001. VCAT reversed $64,000 of expenses related to remaining future rent obligations for the closed office during the three months ended March 31, 2002, in connection with the sublease of the office space to a third party.

      VCAT recorded expenses and related asset impairment charges of $6,999,000 during the nine months ended March 31, 2001, consisting of (a) severance obligations; (b) rent, sublease, leasehold improvement obligations and related facility expenses for offices that were closed due to the reduction in workforce; (c) impairment of goodwill and intangible assets relating to acquired businesses that focused on non-gaming clients and industries; and (d) asset disposals.

Note 19--Stock Repurchase/ Long-Term Debt

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

                         VENTURE CATALYST INCORPORATED
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

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

      The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and the accrued interest on the adjusted principal related to this stock repurchase was $9,663,000 as of March 31, 2002. Based upon projections provided to us by the Barona Casino and VCAT's current sources of revenues, VCAT does not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities". In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the March 31, 2002 presentation.

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

Note 20 -- Subsequent Events

     On May 13, 2002, VCAT (a) signed a definitive merger agreement with L. Donald Speer, II, VCAT's Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer, and (b) entered into agreements with the two note holders of VCAT's outstanding obligations relating the Stock Purchase Agreement to $8,333,000 and to exchange the previously issued notes for new notes representing the reduced debt amount. The restructuring of VCAT's indebtedness to the note holders is contingent upon the approval of the proposed merger and certain other conditions. See "Item 5. Other Information" for more information.

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

      During fiscal 2001, VCAT initiated a research and development project focused on creating client relationship management software ("CRM Software") for the gaming and hospitality industry. VCAT recently completed a working model of the CRM software that has been deployed at our client's facility, the Barona Casino, to undergo a Beta test. The test is scheduled to be complete by June 30, 2002. There can be no assurance that the CRM Software will be completed or, if completed, will result in additional clients or revenues.

      This discussion and analysis should be read in conjunction with Management's Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2001.

Critical Accounting Policies

         VCAT's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. In fiscal 2002, we identified our treatment of "accrued contract costs" as our critical accounting policy. The following represents a summary of our critical accounting policy.

Accrued Contract Costs

         Based on projections provided to us by the Barona Casino, revenues from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement, however, under the terms of the consulting agreement, we are obligated to provide services to the Barona Tribe. In connection with the performance of these services, we incur significant expense, and will continue to incur these expenses for the life of the consulting agreement. In the second quarter of fiscal 2002, we recorded a loss for the estimated amount of the foreseeable expenses, which totaled $6,956,000. The amount was based on the assumption that (a) we will continue to incur expenses at a level consistent to the current level of expenses being incurred and (b) we will continue to provide services through the end of the current term of the agreement in March 2004. The loss was recorded as "cost of services - anticipated contract loss". We established corresponding liabilities for the current and non-current amounts, which were classified as "accrued contract costs". The remaining accrued contract costs at March 31, 2002 were $6,317,000. We will review the estimated loss and liabilities related to the consulting agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly. If we are successful in our efforts to renegotiate a new business relationship with the Barona Tribe, then the remaining accrued contract costs and estimated loss could be reduced, possibly to zero.

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001.

Revenues

Consolidated revenues for the three months ended March 31, 2002 were zero as compared to $77,000 during the same period last year.

      Revenues for services provided to the Barona Tribe were zero for the three months ended March 31, 2002 and 2001. Although revenues at the Barona Casino exceeded expenses for the three month period ended March 31, 2002, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino's interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project. Based upon financial projections provided to us by the Barona Casino in August 2001, which were updated in March 2002, and the current formula for calculating our fee under the consulting agreement, we believe that no consulting fees will be paid to us through March 2004, the end of the term of the consulting agreement.

      Revenues for services provided to clients other than the Barona Tribe for the three months ended March 31, 2002 were zero as compared to $77,000 earned during the same period last year. This decrease is the result of our decision to restructure our business and realign our operations to focus solely on the Native American gaming industry. Our decision, made in the second quarter of the fiscal year ended June 30, 2001, was in response to the reduction in demand for our technology and Internet services.

Cost of Services

      Cost of services decreased 93% to $120,000 for the three months ended March 31, 2002, from $1,742,000 during the same period last year. The decrease is primarily attributable to the reversal of accrued contract costs of $639,000 for the costs of services incurred during the period in connection with providing services to the Barona Tribe. The remaining decrease of $983,000 was primarily attributable to decreases in (a) compensation and benefits, resulting from a decrease in the average number of employees during the period as a result of the restructuring plan implemented during fiscal 2001; (b) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (c) expenses related to our gaming business development efforts; and (d) client relation expenses. These decreases were partially offset by an increase in costs for professional services incurred in connection with our ongoing CRM software development project.

General Operating and Administrative Expenses

      General operating and administrative expenses decreased 40% to $831,000 for the three months ended March 31, 2002, from $1,377,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, as a result of the restructuring plan implemented during fiscal 2001 and (b) facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California. These decreases were partially offset by an increase in outside legal fees, primarily as a result of the strategic alternative study being conducted by the special committee.

Restructuring Expenses and Related Asset Impairment

      During the three months ended March 31, 2002, we reversed $64,000 of previously recorded restructuring expenses related to remaining future rent obligations for a closed office in connection with the sublease of the office to a third party during the period. We did not record any restructuring expenses during the same period last year.

Amortization of Intangible Assets and Stock-Based Compensation

      Amortization of intangible assets and stock-based compensation for continuing operations decreased 98% to $3,000 for the three months ended March 31, 2002, from $193,000 during the same period last year, as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets for the three months ended March 31, 2002. Furthermore, we do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Tribe for the balance of the consulting agreement.

Other Income and Expense

      During the three months ended March 31, 2002, interest income was $28,000 compared to $127,000 for the same period last year, as a result of the significantly lower interest rates on our investments. Interest expense increased to $230,000 during the three months ended March 31, 2002, from $209,000 for the same period last year, as a result of a higher long-term debt balance during the period.

      Other gains and losses during the three months ended March 31, 2002 resulted in a net loss of $64,000, as a result of asset disposals. Other gains and losses during the same period last year resulted in a net loss of $641,000, primarily attributable to: (a) a $294,000 loss recorded to fully reduce the carrying value of our tenant improvements at our corporate headquarters, in connection with our relocating to a smaller facility; (b) a $130,000 loss recorded to fully reduce the carrying value of our investment in Ultrexx, Inc.; (c) a $104,000 loss recorded to fully reduce the carrying value of our investment in Asquare Communications, Inc.; and (d) a $77,000 loss from fixed asset disposals in connection with our restructuring and facility relocation.

Income Tax Benefit

      During the three months ended March 31, 2002, we recorded a "one-time" income tax benefit of $3,651,000 in connection with the temporary change in certain tax laws, including an increase in the net operating loss carry-back period from two to five years. As a result of the change in the carry-back period, we are now entitled to refunds for the income taxes paid in during previous years. We recorded an income tax benefit of $1,676,000 during the same period last year in connection with tax losses incurred during the period.

Nine months Ended March 31, 2002 Compared with the Nine months Ended March 31, 2001.

Revenues

      Consolidated revenues for the nine months ended March 31, 2002 were zero as compared to $8,640,000 during the same period last year.

      Revenues for services provided to the Barona Tribe for the nine months ended March 31, 2002 were zero as compared with $6,869,000 earned during the same period last year. Although revenues at the Barona Casino exceeded expenses for the nine months ended March 31, 2002, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino's interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project. Based upon financial projections provided to us by the Barona Casino in August 2001, which were updated in March 2002, and the current formula for calculating our fees under the consulting agreement, we believe that no consulting fees will be paid to us through March 2004, the end of the term of the consulting agreement.

      Revenues for services provided to clients other than the Barona Tribe for the nine months ended March 31, 2002 were zero as compared to $1,771,000 earned during the same period last year. This decrease is the result of our decision to restructure our business and realign our operations to focus solely on the Native American gaming industry. Our decision, made in the second quarter of the fiscal year ended June 30, 2001, was in response to the reduction in demand for our technology and Internet services.

Cost of Services

      Cost of services decreased 59% to $2,409,000 for the nine months ended March 31, 2002, from $5,867,000 during the same period last year. The decrease is attributable to the reversal of accrued contract costs of $639,000 for the costs incurred during the period in connection with providing services to the Barona Tribe. The remaining decrease of $2,819,000 was primarily attributable to decreases in (a) compensation and benefits, resulting from a decrease in the average number of employees during the period as a result of the restructuring plan implemented during fiscal 2001; (b) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (c) client relation expenses; (d) political contributions; (e) expenses related to our gaming business development efforts; and (f) cost of sales, including equipment sold and expenses billed to clients. These decreases were partially offset by an increase in costs for professional services incurred in connection with our ongoing CRM software development project.

Cost of Services - Anticipated Contract Loss

      We recorded an anticipated loss of $6,956,000 for the nine months ended March 31, 2002. No comparable loss was recorded in the same period last year. The loss represents the estimated costs to be incurred in connection with the performance of services under the Barona consulting agreement through the end of its current term in March 2004. The loss was recorded as a result of the expectation of zero revenues from the consulting agreement and the increased uncertainty regarding the possibility of renegotiating or restructuring of the consulting agreement with the Barona Tribe.

General Operating and Administrative Expenses

      General operating and administrative expenses decreased 57% to $2,504,000 for the nine months ended March 31, 2002, from $5,889,000 during the same period last year. The decrease was primarily attributable to decreases in (a) compensation and benefits, resulting from the decrease in the average number of administrative employees, as a result of the restructuring plan implemented during fiscal 2001; (b) facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California; (c) bad debt expense; (d) public relations and marketing expenses; (e) telecommunications; and (f) employee relations expenses. These decreases were partially offset by an increase in outside legal fees, primarily as a result of the strategic alternative study being conducted by the special committee.

Restructuring Expenses and Related Asset Impairment

      We incurred $90,000 in restructuring expenses during the nine months ended March 31, 2002, in connection with the ongoing restructuring and cost reduction plan. These charges consist of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001. During the same period last year, we incurred $6,999,000 in restructuring expenses, consisting primarily of (a) the impairment of goodwill and intangible assets relating to acquired businesses that focused on non-gaming clients and industries; (b) rent, sub-lease, leasehold improvement obligations and related facility expenses for offices that were closed due to the reduction in workforce; (c) severance obligations; and (d) asset disposals.

Amortization of Intangible Assets and Stock-Based Compensation

      Amortization of intangible assets and stock-based compensation for continuing operations decreased 98% to $23,000 for the nine months ended March 31, 2002, from $936,000 during the same period last year, as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets for the nine months ended March 31, 2002. We do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Tribe for the balance of the consulting agreement.

Other Income and Expense

      During the nine months ended March 31, 2002, interest income was $104,000 compared to $412,000 for the same period last year, as a result of the significantly lower interest rates on our investments. Interest expense increased to $671,000 during the nine months ended March 31, 2002, from $596,000 for the same period last year, as a result of a higher long-term debt balance during the period.

      Other gains and losses during the nine months ended March 31, 2002 resulted in a net loss of $182,000, primarily as a result of fixed asset disposals and the loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc. Other gains and losses during the same period last year resulted in a net loss of $2,943,000, which included (a) a $3,585,000 net loss recorded to fully reduce the carrying value of our investments in the securities of numerous Internet and technology companies, most of which were start-up companies; (b) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names; and (c) a net loss on fixed asset disposals of $370,000.

Income Tax Benefit

      During the nine months ended March 31, 2002, we recorded an income tax benefit of $3,702,000 primarily as a result of a "one-time" income tax benefit of $3,651,000 in connection with the temporary change in certain tax laws, including an increase in the net operating loss carry-back period from two to five years. In connection with the change, we are now entitled to refunds for income taxes paid in previous years. We recorded a $1,318,000 income tax benefit during the same period last year as a result of the tax losses during the period.

Liquidity and Capital Resources

      Our principal source of liquidity at March 31, 2002 consisted of unrestricted cash and cash equivalents of $7,033,000.

      During the nine months ended March 31, 2002, our cash position increased by $2,933,000 to $7,033,000 from the June 30, 2001 balance of $4,100,000. This increase was a result of net cash provided by operating activities of $2,962,000 partially offset by cash used in investing activities of $28,000.

      The cash provided by operating activities of $2,962,000 resulted primarily from the collection of $7,685,000 in advances made to the Barona Tribe in connection with the expansion project, offset by a net change in operating assets and liabilities of $5,992,000 and a net loss of $9,028,000 which included non-cash expenses and adjustments of $10,296,000. The non-cash expenses and adjustments consisted of (a) a $6,317,000 loss recorded in connection with the Barona consulting agreement; (b) deferred taxes of $3,651,000; (c) a $123,000 loss on asset disposals; (d) depreciation on property and equipment of $122,000; (e) loss on investments in convertible notes of $57,000; (f) amortization of stock-based compensation of $23,000 and (g) bad debt reserve of $3,000.

      Cash used in investing activities of $28,000 resulted primarily from the purchase of fixed assets in connection with our CRM software development project, net of fixed asset sales.

      In March 2002, Congress passed the Job Creation and Workers Assistance Act of 2002 (the "Act"). The Act contains temporary changes in certain tax laws, including an increase in a net operating loss carry-back period from two to five years. In March 2002, as a result of the change in the carry-back period, we established a receivable of $3,651,000 for income tax refunds due to us. We expect to receive the refunds in varying amounts during May and June 2002.

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

      We currently have an obligation called "advances of future consulting fees" due to the Barona Tribe of $3,700,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost (similar to those investments discussed in Note 5). As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called "advances of future consulting fees." The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at March 31, 2002 of $1,200,000, is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Sometime prior to when the consulting relationship ends in 2004, VCAT and the Barona Tribe will discuss how to handle this balance, which may not have to be repaid. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that the debt may not have to be repaid; however, if the obligation is not forgiven, we may have to repay the debt. We are not certain on how this issue will ultimately be resolved. All other transactions between the two parties are being treated independently.

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

      The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and accrued interest on the adjusted principal related to this stock repurchase was $9,663,000 as of March 31, 2002. Based upon projections provided to us by the Barona Casino in August 2001, which were updated in March 2002, and our current sources of revenues, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as "non-current liabilities". In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the March 31, 2002 presentation.

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

     In connection with the proposed merger among VCAT, L. Donald Speer, II, and Speer Casino Marketing, Inc., the two note holders agreed to restructure VCAT's obligations to them relating the Stock Purchase Agreement. The note holders have agreed to reduce VCAT'S outstanding obligations relating to the Stock Purchase Agreement to $8,333,000 and to exchange the previously issued notes for new notes representing the reduced debt amount. The restructuring of VCAT's indebtedness to the note holders is contingent upon the approval of the proposed merger and certain other conditions. See "Item 5 Other Information" for more information.

      Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the lease agreement for VCAT's prior corporate office. This space has been subleased; however, as part of the sublease agreement, the letter of credit remained in place. The letter of credit expires on October 31, 2002, unless cancelled by the lessor.

As of May 8, 2002, our unrestricted cash and cash equivalents balance was approximately $5,990,000. In addition, we expect to receive tax refunds totaling $3,651,000 in varying amounts in May and June 2002. We believe that our unrestricted cash and the anticipated income tax refunds will be sufficient to meet our known operating and capital requirements as they are currently scheduled to come due for at least the next 18 months. However, if our cash needs increase for any reason, such as a change in our business strategy, the length of time that our current cash would sustain operations could decrease significantly.

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

We are not receiving any revenues from the consulting agreement with the Barona Tribe and may not receive any consulting fee revenues for the remainder of the term of the current consulting agreement.

      We have historically derived substantially all of our revenue from services provided to the Barona Tribe. Although revenues at the Barona Casino have exceeded expenses, the level of revenues have not been sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino in connection with its interim expansion, the ongoing development of the Barona Valley Ranch project and the increase of debt by the Barona Tribe for use in the expansion project. These facts have resulted in a decline of consulting fees payable to us to zero. Unless the net revenues at the Barona Casino increase substantially, the formula pursuant to which consulting fees are paid to us under the current consulting agreement will continue to result in no fees being paid to us. Based upon current projections provided to us by the Barona Casino, it does not appear likely that net revenue will increase sufficiently to allow a fee to be paid to us for the remaining term of our consulting agreement.

      Unless we are able to renegotiate the terms of the consulting agreement with the Barona Tribe, identify alternative sources of revenue, and/or identify a strategic alternative, we could eventually deplete all of our cash and cash equivalents providing services under the existing consulting contract. To the extent we do not have sufficient cash or access to other financing, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

A deterioration in national and regional economic conditions could further adversely impact our ability to earn fees under the current consulting agreement with the Barona Tribe.

      Our consulting fees are dependent upon the revenues generated by the Barona Tribe's gaming facility, the Barona Casino. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino's operations. During periods of economic contraction, the Barona Casino's revenues may decrease while some of its costs remain fixed or, as will be the case for the foreseeable future, its costs will increase as a result of the expansion project, resulting in decreased net income for the Barona Casino. In addition, gaming and other leisure activities offered by the Barona Casino are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the Barona Casino, as consumers spend less in anticipation of a potential economic downturn. Accordingly, our business, assets, financial condition and results of operations could be adversely affected.

We have reported losses and may not be able to return to profitability.

      We have recently reported significant losses attributable to our restructuring of our business and material decreases in fees payable to us by our only client, the Barona Tribe. As a result, as of March 31, 2002, we have a retained deficit of $21,092,000 and our liabilities exceed our assets. As noted above, based on projections provided to us by the Barona Casino, fees from the consulting agreement with the Barona Tribe are expected to be zero for the balance of the term of the consulting agreement. Accordingly, we are unlikely to return to profitability for the foreseeable future, if at all. We have a history of substantial losses and negative cash flows. We expect these losses and negative cash flows to continue in the future. If we are unable to generate sufficient revenue from our operations or raise sufficient additional capital, we may not be able to continue to operate our business, and you may lose your investment.

Our auditors have expressed doubts about our ability to continue as a going concern.

      We have received a report from our independent auditors with respect to the audited financials for June 30, 2001, containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, curtailed revenue expectations from the Barona Tribe and our net capital deficiency.

We have formed a special committee of independent directors to identify strategic alternatives and address our current financial position; however, we cannot be assured that their efforts will be successful.

      In October 2001, the Board of Directors formed a special committee of independent directors to identify strategic alternatives and take steps to implement one or more initiatives to increase shareholder value. On May 13, 2002, the special committee approved, and we signed, a definitive merger agreement with L. Donald Speer, II, our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer. Under the terms of the merger agreement, VCAT will merge into Speer Corporation, and Speer Corporation will be the surviving entity. Upon the completion of the merger, each issued and outstanding share of our common stock, other than shares held by Speer Corporation, treasury shares, and dissenting shares, will be converted into the right to receive $0.65 in cash and additional contingent payments, if earned, over the five year period following the effective date of the merger. The completion of the merger is subject to a number of conditions, including the approval of the merger by our stockholders. There can be no assurance that the merger agreement will be approved by our stockholders or that the merger will be completed.

We have limited recourse against tribes and tribal assets.

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

Approval of our consulting agreement with the Barona Tribe by appropriate regulatory authorities is still pending.

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

There has been an increase in competition for us and for our only client.

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

We may not be able to successfully market the CRM software product to other clients.

       We are currently beta-testing our CRM software product at the Barona Casino. There can be no assurance that the CRM software will perform satisfactorily, that we will be able to license it to customers and that it will produce revenues.

We may have difficulty attracting and retaining key employees; We have limited resources to grow our business.

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

We are dependent upon our Chairman and Chief Executive Officer.

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

Our stock has been delisted from the Nasdaq Stock Market.

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

                           PART II--OTHER INFORMATION

Item 5.  Other Information

       On May 13, 2002 we signed a definitive merger agreement (the "Merger Agreement") with L. Donald Speer, II, our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc. ("Speer Corporation"), a Delaware corporation wholly owned by Mr. Speer.

       At a special meeting on May 13, 2002, the Special Committee of our Board of Directors (the "Special Committee") determined that the Merger Agreement is fair to and in the best interests of the public stockholders of VCAT. The Special Committee unanimously approved the Merger Agreement and recommended that our Board of Directors also approve the Merger Agreement. At a subsequent meeting, the members of the Board, other than Mr. Speer who abstained from voting in light of his personal interest in the merger, determined that the Merger Agreement and the transactions contemplated thereby are fair to and in the best interests of the public stockholders of VCAT and unanimously approved the Merger Agreement.

       Under the terms of the Merger Agreement, VCAT will merge into Speer Corporation, and Speer Corporation will be the surviving entity. Upon the completion of the merger, each issued and outstanding share of VCAT's common stock, other than shares held by Speer Corporation, treasury shares, and dissenting shares, will be converted into the right to receive $0.65 in cash and additional contingent payments, if earned, over the five year period following the effective date of the merger. The contingent payments for each year will be calculated based on the following: (i) the amount by which Speer Corporation's revenues from business relationships, arrangements and contracts with the Barona Group of Capitan Grande Band of Mission Indians (the "Barona Tribe") exceed certain specified thresholds, (ii) interest, dividends, sales proceeds and other payments earned by Speer Corporation in connection with securities held for investment by VCAT immediately prior to the closing of the merger, and (iii) specified percentages of sales proceeds, licensing fees and other payments earned by Speer Corporation in connection with the sale or license of VCAT's customer relations management software. The maximum contingent payments that may be paid to VCAT's shareholders may not exceed $45 million.

       The merger is subject to the approval of VCAT's shareholders and other closing conditions, including Speer Corporation obtaining financing for the purchase of the outstanding shares of VCAT common stock in connection with the merger. An additional condition to the proposed merger is that VCAT's outstanding obligations to two VCAT shareholders in the aggregate principal amount of $9,663,000 plus accrued interest (as of March 31, 2002) relating to a 1996 stock repurchase shall have been restructured to reduce the outstanding debt by more than $1,000,000.

       There can be no assurance that the proposed merger will be completed.


Item 6.   Exhibits and Reports on Form 8-K.

       (a) Exhibits.

       The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Quarterly Report on Form 10-QSB.

Exhibit No.                       Description
-----------                       -----------

    2.1     Agreement and Plan of Merger dated May 13, 2002 by and among
            L. Donald Speer, II, Speer Casino Marketing, Inc. and Venture Catalyst Incorporated.

   10.1 Fourth Extension to Promissory Note dated March 31, 2002 between Venture Catalyst Incorporated and L. Donald Speer, II and Kelly Elizabeth Speer.

   10.2 Sublease dated January 15, 2002 between Venture Catalyst Incorporated and Metapa, Inc.

   10.3 Restructuring Agreement dated as of May 13, 2002 by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Woods.

   10.4 Form of Acknowledgment and Agreement by and among L. Donald Speer, II, Jonathan Ungar and Alan Woods.

   10.5 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Jonathan Ungar.

   10.6 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Alan Woods.

       (b) Reports on Form 8-K.

       During the three month period ended March 31, 2002, VCAT filed no Current Reports on Form 8-K with the Commission.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VENTURE CATALYST INCORPORATED,
                            a Utah Corporation

Date: May 15, 2002          By:    /s/   L. DONALD SPEER, II
                                   ---------------------------------------------
                                   L. Donald Speer, II
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Authorized Signatory, Principal
                                   Executive Officer)

Date: May 15, 2002          By:    /s/   KEVIN MCINTOSH
                                   ---------------------------------------------
                                   Kevin McIntosh
                                   Senior Vice President, Chief
                                   Financial Officer, Secretary and
                                   Treasurer
                                   (Authorized Signatory, Principal
                                   Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------

    2.1      Agreement and Plan of Merger dated May 13, 2002 by and among
             L. Donald Speer, II, Speer Casino Marketing, Inc. and Venture Catalyst Incorporated.

   10.1 Fourth Extension to Promissory Note dated March 31, 2002 between Venture Catalyst Incorporated and L. Donald Speer, II and Kelly Elizabeth Speer.

   10.2 Sublease dated January 15, 2002 between Venture Catalyst Incorporated and Metapa, Inc.

   10.3 Restructuring Agreement dated as of May 13, 2002 by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Woods.

   10.4 Form of Acknowledgment and Agreement by and among L. Donald Speer, II, Jonathan Ungar and Alan Woods.

   10.5 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Jonathan Ungar.

   10.6 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Alan Woods.