Form 10QSB/A
period 2002-03-31
VENTURE CATALYST INC
filed 2002-05-28
CIK 318291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

Note 20 -- Subsequent Events


     On May 13, 2002, VCAT (a) signed a definitive merger agreement with L. Donald Speer, II, VCAT's Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer, and (b) entered into agreements with the two note holders of VCAT's outstanding obligations relating the Stock Purchase Agreement to restructure VCAT's obligations under the Stock Purchase Agreement. The note holders agreed to reduce VCAT's obligations to $8,333,000 and to exchange the previously issued notes for new notes representing the reduced debt amount. The restructuring of VCAT's indebtedness to the note holders is contingent upon the approval of the proposed merger and certain other conditions. See "Item 5. Other Information" for more information.

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


Exhibit No.                       Description
-----------                       -----------
    2.1     Agreement and Plan of Merger dated May 13, 2002 by and among
            L. Donald Speer, II, Speer Casino Marketing, Inc. and Venture
            Catalyst Incorporated.*

   10.1     Fourth Extension to Promissory Note dated March 31, 2002 between
            Venture Catalyst Incorporated and L. Donald Speer, II and Kelly
            Elizabeth Speer.*

   10.2     Sublease dated January 15, 2002 between Venture Catalyst
            Incorporated and Metapa, Inc.*

   10.3 Restructuring Agreement dated as of May 13, 2002 by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Woods.*

   10.4     Form of Acknowledgment and Agreement by and among L. Donald Speer,
            II, Jonathan Ungar and Alan Woods.*

   10.5     Form of Class A Contingent Promissory Note between Venture Catalyst
            Incorporated and Jonathan Ungar.*

   10.6     Form of Class A Contingent Promissory Note between Venture Catalyst
            Incorporated and Alan Woods.*



----------
*    Previously Filed.


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

                            VENTURE CATALYST INCORPORATED,
                            a Utah Corporation


Date: May 28, 2002          By:    /s/   L. DONALD SPEER, II
                                   ---------------------------------------------
                                   L. Donald Speer, II
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Authorized Signatory, Principal
                                   Executive Officer)

Date: May 28, 2002          By:    /s/   KEVIN MCINTOSH
                                   ---------------------------------------------
                                   Kevin McIntosh
                                   Senior Vice President, Chief
                                   Financial Officer, Secretary and
                                   Treasurer
                                   (Authorized Signatory, Principal
                                   Financial and Accounting Officer)

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------

    2.1      Agreement and Plan of Merger dated May 13, 2002 by and among
             L. Donald Speer, II, Speer Casino Marketing, Inc. and Venture Catalyst Incorporated.*

   10.1 Fourth Extension to Promissory Note dated March 31, 2002 between Venture Catalyst Incorporated and L. Donald Speer, II and Kelly Elizabeth Speer.*

   10.2 Sublease dated January 15, 2002 between Venture Catalyst Incorporated and Metapa, Inc.*

   10.3 Restructuring Agreement dated as of May 13, 2002 by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Woods.*

   10.4 Form of Acknowledgment and Agreement by and among L. Donald Speer, II, Jonathan Ungar and Alan Woods.*

   10.5 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Jonathan Ungar.*

   10.6 Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Alan Woods.*

----------
*    Previously Filed.