Form 10KSB
period 2002-06-30
VENTURE CATALYST INC
filed 2002-10-01
CIK 318291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s Telephone Number: (858) 385-1000

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $0

As of September 17, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $1,112,000.

At September 17, 2002, there were 7,206,598 shares outstanding of the issuer’s common stock, $.001 par value per share, the only class of common equity.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐  No  ☒

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended June 30, 2002

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “estimates” and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 6—Management’s Discussion and Analysis or Plan of Operation, specifically under the captions “Factors That May Affect Future Results” and “Liquidity and Capital Resources,” herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1.    Description of Business

Overview

Venture Catalyst Incorporated (“VCAT”) provides gaming consulting and infrastructure and technology integration services in the California Native American gaming market. We offer comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. We act as a critical resource partner, available to work with clients during every stage of their development and financial growth. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated.

Background

VCAT is a Utah corporation formerly known as Inland Entertainment Corporation and Inland Casino Corporation, and is a successor to a Delaware corporation organized in June 1994, also known as Inland Casino Corporation (“ICC II”), which was formed to consolidate various gaming related entities then owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company (“Twin Creek”), which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek’s assets were distributed to its shareholders. Upon completion of the merger, Twin Creek’s name was changed to Inland Casino Corporation.

In March 1998, VCAT established a wholly-owned foreign subsidiary, Worldwide Media Holdings, N.V., a Curacao, Netherlands Antilles corporation (“WMH”), to provide comprehensive marketing, advertising, technical and distribution services for Internet-related businesses, especially Internet casinos. In July 1999, as an adjunct to our Internet gaming consulting business, we launched the “Vegas At Home” portal website (www.vegasathome.com) to provide both the gaming industry and its patrons with an online central location containing a variety of gaming related products, merchandise, information and links to most significant traditional casinos. During the third quarter of the year ended June 30, 2000 (“fiscal 2000”), we decided to discontinue our Internet gaming consulting business and liquidate WMH. We also shut down the “Vegas At Home” website.

In August 1998, we purchased Cyberworks, Inc. (“Cyberworks”), a website development and online marketing company with existing clients in a wide range of industries. In August 2000, we sold the Cyberworks Internet domain names and agreed to cease using the business name. The operations of Cyberworks were subsequently consolidated into VCAT.

In July 1999, we expanded our services to include broader consulting services to emerging and Internet businesses. We provided our spectrum of services to public and private companies. In connection with this expansion, we acquired certain assets of Typhoon Capital Consulting, LLC, an investor relations and business consulting firm. In December 1999, we changed our name from “Inland Entertainment Corporation” to “Venture Catalyst Incorporated” to reflect our expanded service offerings.

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

Beginning in the second quarter of the fiscal year ended June 30, 2001 (“fiscal 2001”), we experienced a significant reduction in demand for our technology and Internet services. The weakening condition or failure of many of the Internet-based “dot-com” companies caused many of our clients to rethink or delay their Internet or technology strategy. As a result, the number of projects decreased and the average amount of time required by VCAT to secure any given project increased. Also, as a result in part of the reduction in demand for these services, our revenues for the three months ended December 31, 2000 were substantially lower than the three prior quarters.

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

In addition, during fiscal 2001, fees earned for services provided to the Barona Tribe, pursuant to our consulting agreement with the Barona Tribe, our only source of revenue from the Barona Tribe, decreased 33% from fees earned in fiscal 2000, and substantially all of the fees were earned in the first six months of fiscal 2001. As a result of these developments, we expanded our cost reduction plan. During the fiscal year ended June 2002 (“fiscal 2002”), we did not earn any fees under our consulting agreement with the Barona Tribe. As a result of this loss of revenue, we further expanded our cost reduction plan during fiscal 2002 and continued to monitor our consulting agreement with the Barona Tribe regarding the potential of receiving future fees. The amount of fees, if any, we are entitled to receive under the consulting agreement can vary from month-to-month based on a number of factors, most of which are beyond our control. Accordingly, it is difficult to predict what the fees will be in the future. We are continuing to monitor and restructure our operations consistent with our fee expectations and obligations to provide services.

In March 2002, as a result of a change in the tax laws relating to an increase in the net operating loss carry-back period from two to five years, we established a receivable of $3,651,000 for income tax refunds due to us. We received the full amount of the refund in fiscal 2002.

During fiscal 2001, we initiated a research and development project focused on creating a fully integrated customer relationship management and marketing software product for the gaming and hospitality industry which we refer to as Mariposa (“Mariposa”). Mariposa, which we formerly referred to as “CRM software”, works in conjunction with a casino’s existing player tracking and other data systems, transforming raw data into useful, useable information. In fiscal 2002, we completed a working model of Mariposa that has been deployed at our client’s facility, the Barona Casino. In June 2002, we completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry. Although the initial response from potential clients has been positive, we have not received any revenues from Mariposa and there can be no assurance that Mariposa will result in additional clients or revenues.

Special Committee Proceedings

On May 29, 2001, our Board of Directors appointed a Special Committed comprised of three independent directors, Cornelius E. “Neil” Smyth, who was designated Chairman of the committee, Charles T. Owen and Charles Reibel, to explore strategic alternatives to maximize shareholder value and to report its recommendations to the Board of Directors.

On September 12, 2001, our Board of Directors convened a meeting so that the Special Committee could present its conclusions to the Board of Directors. At the meeting, the Special Committee made a number of recommendations to the Board of Directors, including that:

•
the Board of Directors establish concrete milestones by which to judge the effectiveness of VCAT’s efforts to obtain additional native American or other gaming clients, and if the milestones were not timely met, that the costs of VCAT’s marketing efforts to obtain such business be reduced or eliminated;

•	management report to the Board of Directors the status of VCAT’s planned joint venture with the Barona Tribe;

•	management present to the Board of Directors a business plan relating to the Mariposa software;

•	management present to the Board of Directors recommendations concerning methods of reducing the overhead at VCAT to the greatest extent practicable;

•
the Board of Directors give consideration to the following cost reduction proposals: (a) terminating any employee who is not essential to the delivery of services required under the strict terms of the 1996 Consulting Agreement or to the administrative functions required by our status as a public company; (b) reducing the wages paid and benefits provided to the remaining employees as far as reasonably practicable in light of their responsibilities and the employment market; (c) implementing a stock-based compensation plan to retain essential employees; (d) limiting the development of Mariposa to such applications that the Board of Directors believes would most likely add significantly to the revenues of the Barona Casino; and (e) limiting the costs incurred by us on behalf of the Barona Tribe (including, but not limited to, expenditures for legislative advocacy and charitable contributions) to those required by the strict terms of the 1996 Consulting Agreement;

•	management immediately attempt to collect from the Barona Tribe the approximately $7.7 million in advances;

•
management immediately attempt to have forgiven by the Barona Tribe, or otherwise resolve, the approximately $3.7 million in “advances of future consulting fees” which are currently listed among VCAT’s current liabilities; and

•	management present to the Board of Directors recommendations concerning the renegotiation of the 1996 Consulting Agreement and our long-term debt.

Based upon the sentiments and recommendations of the three Special Committee members, the Board of Directors accepted the Special Committee’s report and dissolved the Special Committee.

On October 3, 2001, management presented the Board of Directors with management’s written response to the recommendation made by the disbanded Special Committee. Included in its report, management made the following points:

•
even with the completion of the planned modifications to the Barona Casino and its related properties, based upon financial projections provided to VCAT by the Barona Casino (which took into account the completion of the planned modifications), management did not expect to be paid fees under the 1996 Consulting Agreement through the end of its term on March 31, 2004;

•
management presented the Board with two business plans, one related to new gaming consulting opportunities including joint venture business opportunities with the Barona Tribe and the other related to Mariposa;

•
significant cost-cutting and staff reductions had already been made and, in the view of management, further reductions would (a) reduce the ability of VCAT to provide the services required under the 1996 Consulting Agreement; (b) eliminate VCAT’s marketing efforts to other clients; or (c) eliminate or reduce VCAT’s Mariposa software project;

•	full payment of the $7.7 million advances due from the Barona Tribe should be requested immediately; and

•	management was prepared to renegotiate the terms of the 1996 Consulting Agreement with the Barona Tribe consistent with the following objectives:

➢	negotiate a new agreement and terminate the 1996 Consulting Agreement;

➢
in connection with the termination of the 1996 Consulting Agreement, negotiate a mutual release between VCAT and the Barona Tribe, including the forgiveness of the $3.7 million in “advances of future consulting fees” listed as a current liability on VCAT’s financial statements;

➢	establish a base-consulting fee of $450,000 per month, with any increases and decreases to the base fee tied directly to individual Tribal “per cap” distributions; and

➢	in management’s view, it was, at that time, unlikely that the creditors would be willing to renegotiate VCAT’s long-term debt.

Subsequent to the October 3, 2001 meeting of the Board of Directors, our management formally made a request to the Barona Tribe to repay the $7.7 million, which we previously advanced to the Barona Tribe to assist it in the expansion of the existing casino and the development of the Barona Valley Ranch prior to the Barona Tribe securing third-party bank financing. On October 9, 2001, the Barona Tribe repaid to us the $7.7 million advanced.

During the month of October 2001, our Board of Directors took the following actions:

•	reviewed with management its views relating to the recommendations set forth in the Special Committee’s report;

•
decided that although management had commenced a cost reduction process, the Board of Directors should become more directly involved in overseeing the cost reduction process suggested in the Special Committee Report. Accordingly, the Board expanded the duties of our Audit Committee to (a) review with management, on an ongoing basis, each of the existing expenses of our business, including staffing needs and the salaries of each of our officers and employees; (b) to the extent the Audit Committee deemed it to be appropriate, delegate to the Audit Committee the authority to take such action to reduce costs and expenses; and (c) establish policies for approving future expenditures, including those related to the relationship with the Barona Tribe and political and charitable contributions; and

•
recognized that a number of the recommendations raised in the Special Committee Report, including renegotiation of the 1996 Consulting Agreement, evaluation of a possible transaction by third parties to invest in or to acquire us, and a potential new proposal that may be submitted by management required a committee of independent directors. Accordingly, the Board decided that it was in the best interest of VCAT’s shareholders to form a new special committee of independent directors.

On October 16, 2001 and November 1, 2001, respectively, John Hindman and John Farrington, each an independent director for purposes of the Nasdaq Stock Market Marketplace Rules, joined our Board of Directors. At the October 23, 2001 meeting of the Board of Directors, the Board of Directors formed a new Special Committee comprised of Cornelius E. (“Neil”) Smyth, the former chairman of the previous Special Committee and John Hindman. Mr. Smyth was named chairman of the new Special Committee. On November 1, 2001, John Farrington was appointed to the Special Committee of the Board of Directors. All of the members of the new Special Committee are independent and disinterested directors.

The charter of the Special Committee was to (a) explore strategic alternatives available to VCAT; (b) select among the available strategic alternatives the alternative that in its judgment was in the best interests of VCAT and the shareholders; and (c) negotiate agreements, subject to approval of the shareholders, if necessary, to effect a transaction deemed to be in the best interests of our shareholders. Unlike the first Special Committee whose charter focused on making recommendations to the full Board of Directors, the new Special Committee’s charter delegated the full authority of the Board to the Special Committee to evaluate alternatives, choose an alternative and negotiate and approve any transaction resulting from the process.

From November 2001 to May 2002, the Special Committee explored the strategic alternatives available to VCAT. The Special Committee engaged an independent financial advisor to prepare a Strategic Alternative Study analyzing the strategic alternatives that the Special Committee should consider. During this time, the

Special Committee negotiated with Mr. Speer regarding a proposal by Mr. Speer to acquire VCAT through a going-private merger.

On May 13, 2002, the financial advisor to the Special Committee presented its Strategic Alternative Study to the Special Committee, concluding that Mr. Speer’s proposal was the best strategic alternative available.

The Special Committee agreed with the conclusions reached by the Strategic Alternative Study of the Special Committee’s financial advisor and determined that the sale to L. Donald Speer, II in the form of a merger of VCAT with and into a newly formed corporation wholly-owned by Mr. Speer, was the strategic alternative that represented the best alternative available for the VCAT shareholders to realize the highest value for their investment.

On May 13, 2002, we signed a definitive merger agreement (the “Merger Agreement”) with L. Donald Speer, II, our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc. (“Speer Casino Marketing”), a Delaware corporation wholly owned by Mr. Speer. Under the terms of the Merger Agreement, we will merge into Speer Casino Marketing, and Speer Casino Marketing will be the surviving entity. Upon the completion of the merger, each issued and outstanding share of VCAT’s common stock, other than shares held by Speer Casino Marketing, treasury shares, and dissenting shares, will be converted into the right to receive $0.65 in cash and additional contingent payments, if earned, over the five year period following the effective date of the merger. The contingent payments for each year will be calculated based on the following: (a) the amount by which Speer Casino Marketing’s revenues from business relationships, arrangements and contracts with the Barona Tribe exceed certain specified thresholds, (b) interest, dividends, sales proceeds and other payments earned by Speer Casino Marketing in connection with securities held for investment by us immediately prior to the closing of the merger, and (c) specified percentages of sales proceeds, licensing fees and other payments earned by Speer Casino Marketing in connection with the sale or license of Mariposa. The maximum contingent payments that may be paid to our shareholders may not exceed $45 million.

The Special Committee unanimously approved the Merger Agreement and the Restructuring Agreement on May 13, 2002 and recommended that the Board of Directors submit the Merger Agreement to the shareholders for their approval.

On August 7, 2002, we filed our preliminary proxy materials with the U.S. Securities and Exchange Commission (the “SEC”). The proxy materials contained an opinion from the independent financial advisor to the Special Committee of our Board of Directors stating that as of May 13 and May 30, 2002, the merger consideration to be received by the VCAT shareholders in the merger (other than Mr. Speer and Speer Casino Marketing) was fair to the shareholders from a financial point of view. In light of the recent developments relating to fees being paid under the 1996 Consulting Agreement and the introduction of Mariposa, the Special Committee has requested that its independent financial advisor reevaluate the facts as of a date closer to the filing our definitive proxy materials.

The merger is subject to the approval of our shareholders and other closing conditions, including Speer Casino Marketing obtaining financing for the purchase of the outstanding shares of our common stock in connection with the merger. An additional condition to the proposed merger is that our outstanding obligations to two of our shareholders relating to a 1996 stock repurchase shall have been restructured.

In addition, two purported class action lawsuits have subsequently been filed seeking primarily to enjoin the merger of VCAT and Speer Casino Marketing. For a discussion of this litigation, see Part I, Item 3. Legal Proceedings. There can be no assurance that the proposed merger will be completed.

For a discussion of the financial ramifications regarding these developments see Part II, Item 6. Management’s Discussion and Analysis or Plan of Operation in this Report, including the discussion under the headings “Liquidity and Capital Resources—Plan of Operation” and “Factors That May Affect Future Results.”

Business Strategy

Our strategy is (a) continuing our long-standing relationship with the Barona Tribe, (b) marketing Mariposa for license to businesses in the gaming and hospitality industry, and (c) expanding and marketing our services to Native American Tribes, initially in California. We continually review our services that we believe will provide the greatest value to our clients to help them achieve success, which may include adding or eliminating particular services. There can be no assurance as to the completion or success of any of our strategies.

We have made, and may continue to make, investments in personnel and resources to further our efforts to grow our business within the Native American gaming industry and we have developed Mariposa to better position us to leverage our resources and expertise. We plan to grow and diversify our business through marketing Mariposa to gaming clients and seeking consulting relationships with additional gaming clients.

In October 2000, we announced a planned joint venture with the Barona Tribe that will focus on gaming technology introduction, implementation and related services to other California tribal gaming clients. The venture would be established and funded by us and we would contribute the use of certain technology, employees and resources. The Barona Tribe would contribute the use of certain technology, employees and a casino testing environment for the technology, subject to the approval of the Barona Tribe. The venture is subject to the following terms and conditions: (a) execution of definitive agreements; (b) agreement as to the geographic scope of the venture; (c) the receipt of any and all regulatory, governmental and third-party approvals; and (d) there shall have been no material adverse change in the assets, properties, business, financial condition, capital stock or prospects of VCAT or the Barona Tribe. The terms of the venture have not yet been finalized. There can be no assurance that this proposed venture will be completed or result in additional clients or revenues.

Relationship with the Barona Tribe

We have provided our services to several Native American tribes, including the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Casino and development of the Barona Valley Ranch. The Barona Casino, located in Lakeside, California, near San Diego, California, has 2,000 slot machines, 34 table games, 2 restaurants and a food court with four outlets. The complex exceeds 100,000 square feet and is located on approximately 15 acres, including parking for over 5,000 cars. The Barona Casino is open 24 hours a day, 365 days a year. The Barona Casino is currently undergoing a $260 million expansion project known as the Barona Valley Ranch which, when complete, will expand its gaming and resort facilities to include a new casino with approximately 105,000 square feet of gaming space that will include 2,000 slot machines, 54 table games, bingo, an off-track betting facility, 11 poker tables, a gourmet steakhouse, a 24 hour café, a buffet, a food court with four outlets and a 400 room resort hotel. Facilities which have already been completed include a 20,000 square foot events center that opened in February 2002, a five-story parking structure completed in December 2001, and an 18-hole championship golf course which opened in January 2001. The new casino and resort hotel are scheduled to open in January 2003.

The Barona Tribe is currently our only client. Despite our marketing efforts, since fiscal 2000, we have been unable to obtain additional Native American or other gaming clients, and there can be no assurance that we will be able to do so in the future.

Our relationship with the Barona Tribe has evolved from operating and maintaining gaming operations on behalf of the Barona Tribe pursuant to a gaming management agreement, to our current relationship as a consultant to the Barona Tribe. From March 1996 to the present we have provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996 (effective March 27, 1996), as modified on February 17, 1998 (the “1996 Consulting Agreement”). We are currently in the process of negotiating a new consulting agreement with the Tribe (the “Proposed 2002 Consulting Agreement”). The 1996 Consulting Agreement will be terminated if and when the Proposed 2002 Consulting Agreement is effective. If not earlier terminated in connection with the Proposed 2002 Consulting Agreement, the 1996 Consulting Agreement is scheduled to expire on March 31, 2004.

1996 Consulting Agreement.    Under the 1996 Consulting Agreement, the amount, if any, that we earn and are paid by the Barona Tribe for our services is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino, (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and the expansion project, (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino, and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe in excess of the Barona Casino’s net operating income from prior months.

Under the 1996 Consulting Agreement, the Barona Tribe has the right to draw a minimum income stream from the net income of the Barona Casino (the “Tribal Draw”), in an amount which is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995, the last calendar year in which we provided services to the Tribe pursuant to a gaming management agreement. Under this methodology, the Tribal Draw consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Casino.

The amount earned by and payable to VCAT in a given month, which we refer to as the “net consulting fee,” is determined through a series of calculations. First, a gross consulting fee for the month is calculated in accordance with the formula set forth in the 1996 Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Casino, including certain adjustments in accordance with the terms of the agreement, exceeds a fixed base amount. The additional fee is a fixed amount for each increment of, or any portion thereof, a fixed amount that the income for the casino exceeds the fixed base amount. For purposes of these calculations, the net operating income for the Barona Casino consists of the gross monthly revenues of the Barona Casino less all cash and non-cash expenses, including interest and depreciation (other than our consulting fees) and capitalized interest recorded in accordance with generally accepted accounting principles.

Next, the net consulting fee is determined. The net consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the 1996 Consulting Agreement, our net consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net income of the Barona Casino after the Tribal Draw is made. To the extent the net operating income of the Barona Casino is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and our gross consulting fee is reduced accordingly. The amount by which our gross consulting fee is reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Casino exceeds the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

Since our monthly net consulting fee cannot be less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the Tribal Draw, the gross consulting fee will be adjusted downward, our net consulting fee for that month will be zero and a shortfall with respect to the Tribal Draw will be created. Once a Tribal Draw shortfall has been created, the net operating income of the Barona Casino for a given month is allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to our consulting fees. If the net operating income from the Barona Casino is less than the sum of the Tribal Draw for the current month and a Tribal Draw shortfall exists from prior months, the balance of the Tribal Draw shortfall is increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall is carried forward indefinitely until it is eliminated in subsequent months where the net operating income is sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall exists, our net consulting fees are zero.

The Barona Tribe has the right to increase its draw or impose additional taxes or assessments on the revenues of the Barona Casino at any time, which could result in a reduction or an elimination of consulting fees that might otherwise be payable to us. The 1996 Consulting Agreement provides that our right to receive consulting fees under the 1996 Consulting Agreement is subordinated to some of the Barona Tribe’s outstanding indebtedness related to the development of the Barona Valley Ranch project. Pursuant to the current intercreditor and subordination agreement (the “Subordination Agreement”) relating to the Tribe’s loan facility with Wells Fargo Bank, N.A. which is being used to develop the Barona Valley Ranch, no consulting fee earned by us under the 1996 Consulting Agreement may be paid to us if there is a default by the Barona Tribe under such financing documents and the Barona Tribe’s ability to make payments to us is limited to the extent the debt coverage ratios set forth in the loan agreement are not met.

Proposed 2002 Consulting Agreement.    Since May 28, 2002, we have been negotiating with the Barona Tribe to terminate the 1996 Consulting Agreement and enter into a new consulting relationship. As currently proposed, we would be paid a monthly fee of $475,000 for consulting services rendered to the Barona Tribe. Included in the fee will be a license to use Mariposa. Fees under the agreement will continue to be subordinated to the terms of the Subordination Agreement relating to the Tribe’s loan facility with Wells Fargo Bank, N.A. which is being used to develop the Barona Valley Ranch. We also expect that the Proposed 2002 Consulting Agreement will have the following provisions: (a) a term of one year, with the Barona Tribe having the unilateral right to extend the term for an additional year; (b) assignability to any entity in which Mr. Speer is the majority shareholder; (c) the right to terminate by either party upon 60 days written notice, however, if the Barona Tribe terminates the Agreement without cause, the Barona Tribe will be liable for payment to us, or our successor, for the consulting fees payable under the remaining term of the Agreement, as if the agreement had not been terminated; (d) no waiver of the Barona Tribe’s sovereign immunity; and (e) limited dispute resolution provisions.

In connection with, and as a condition to, entering into the Proposed 2002 Consulting Agreement, we expect the Barona Tribe to enter into a Termination Agreement (the “Termination Agreement”) with us which will terminate the 1996 Consulting Agreement and unconditionally release each party from all claims or liabilities existing now or in the future resulting from the 1996 Consulting Agreement. The Termination Agreement is particularly significant because it will release an approximate $3,700,000 liability on our books related to the 1996 Consulting Agreement. For a description of the $3,700,000 liability, see the discussion of our obligation to the Barona Tribe referred to as “advances of future consulting fees” set forth in this Report under Part II, Item 6—Management’s Discussion and Analysis or Plan of Operation under the caption “Liquidity and Capital Resources.”

We also expect that in connection with our negotiations with the Barona Tribe relating to the Proposed 2002 Consulting Agreement and the Termination Agreement, the parties will attempt to finalize the terms of the above-referenced planned joint venture.

At the time we commenced negotiations with the Barona Tribe, based on the Barona Casino’s projections provided to us in August 2001 and April 2002, we were operating under the assumption that we would not be paid a consulting fee under the 1996 Consulting Agreement throughout its remaining term. From May 2001 to June 2002, we did not receive any consulting fees under the 1996 Consulting Agreement because the net operating income of the Barona Casino was insufficient to cover the Tribal Draw and the Tribal Draw shortfall, due to the significant capital, construction, interest, and operating expenses incurred at the Barona Casino in connection with the Barona Valley Ranch project.

During March, May and June 2002, revenues at the Barona Casino were higher than expected as a result of an increase in overall gaming activity, primarily high-end play, and expenses at the Barona Casino were lower than expected resulting in significantly higher net operating income for the Barona Casino as compared to the Barona Casino’s projections. As a result, our gross consulting fees under the 1996 Consulting Agreement were significantly higher than expected in those months. However, pursuant to the terms of the 1996 Consulting Agreement, before VCAT earns and is entitled to be paid a net consulting fee, any cumulative shortfall with respect to the Tribal Draw must first be eliminated. As a result of the increase in net operating income at the Barona Casino in March, May and June 2002, the cumulative Tribal Draw shortfall was reduced from approximately $3,300,000 to $149,000, but no net consulting fees were earned by or paid to us. Had it not been for the Tribal Draw shortfall, we would have earned and been paid consulting fees of $1,640,000 in March, $1,160,000 in May and $496,000 in June.

In July and August 2002, the gaming revenues at the Barona Casino were again higher than expected, as a result of an increase in overall gaming activity, including high-end play, and expenses at the Barona Casino were lower than expected. As a result, the remaining Tribal Draw shortfall was eliminated and we earned and were paid a net consulting fee in an amount of $1,341,000 for July 2002 and $349,000 for August 2002.

In September 2002, in response to the higher than expected revenue trends and lower than expected expenses at the Barona Casino during the past several months, we performed an analysis of the 1996 Consulting Agreement and the potential for VCAT to earn additional fees under the 1996 Consulting Agreement to assist us in evaluating whether we should pursue the negotiations with the Barona Tribe relating to the Proposed 2002 Consulting Agreement. In performing this analysis we used more aggressive Barona Casino revenue and expense assumptions than were contained in either the August 2001 or the April 2002 Barona Casino projections. We did, however, retain the assumptions in the Barona Casino projections relating to the creation of a significant Tribal Draw shortfall during the months of November and December 2002 as a result of an anticipated decrease in gaming revenues at the Barona Casino during those months due to the closing of a portion of the gaming operations at the Barona Casino during the transition from the existing casino to the new casino which is a part of the Barona Valley Ranch. The level of revenue at Barona Casino has been variable and unpredictable in recent months, and the Barona Casino’s revenue projections for this period have proven to be more conservative than actual results. If revenues at the Barona Casino do not decrease as much as projected by the Barona Casino during November and December 2002, the Tribal Draw shortfall could be less than projected, which, depending on the amount by which actual revenues at the Barona Casino vary from the projections, could result in VCAT earning and being paid consulting fees under the 1996 Consulting Agreement after October 2002.

Based on our analysis, we estimate that we will earn and be paid approximately $1,400,000 in aggregate net consulting fees for September and October 2002. However, we believe that it is not likely that we will earn and be paid any fees under the 1996 Consulting Agreement from November 2002 through the end of calendar 2003 or, possibly, the end of the term of the agreement in March 2004. Accordingly, assuming that we were able to enter into the Proposed 2002 Consulting Agreement and the Termination Agreement, we believe that the aggregate fees earned under the Proposed 2002 Consulting Agreement would equal or exceed the fees that we would earn under the 1996 Consulting Agreement. Accordingly, we are continuing with the current negotiations to enter into the Proposed 2002 Consulting Agreement and the Termination Agreement with the Barona Tribe. To the extent that we earn and are paid fees in September and October 2002 and the trend in revenues and expenses continues to exceed projected amounts, we will again re-evaluate our options.

It should be noted that our analysis was based on a financial model driven primarily by our assumptions with respect to revenue at the Barona Casino. In general, gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons, and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. Our analysis and estimates should be evaluated with these factors in mind. Accordingly, our belief that aggregate fees earned under the Proposed 2002 Consulting Agreement would equal or exceed aggregate fees earned under the 1996 Consulting Agreement are made in an environment in which revenue and expense projections during the past two years have not proven to be an accurate measure of actual results and are based on our best estimates of revenues and expenses. There can be no assurances that our best estimates will be correct. There also can be no assurance that we will successfully complete the Proposed 2002 Consulting Agreement, or that the final terms will not differ materially from those described above.

Mariposa

We believe that Mariposa is the gaming industry’s first fully-integrated customer relationship management and marketing software product. Mariposa works with a casino’s existing player tracking and other data systems to assimilate raw data into useful, usable marketing information. Mariposa enables casinos to cultivate better relationships with their customers by allowing targeted design of marketing programs.

Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the casino and hospitality industry. The modules may be deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. The individual modules which make up the Mariposa system are (a) a data warehouse; (b) player contact system; (c) customer profiling and reporting; (d) campaign management; and (e) data visualization. This integrated software suite allows casinos to gain a complete picture of their customers and then develop targeted marketing programs.

In March 2002, a working model of Mariposa was installed at the Barona Casino for purposes of evaluation in a “live” environment. As a “test” installation, the modules have been deployed on a limited basis to evaluate the application prior to completing the product that would be suitable for general release. On June 30, 2002, the first version of the “finished product” (Mariposa Version 1.0) was released and subsequently Versions 1.1 and 1.2 were completed. In September 2002, Mariposa was formally launched to the public at Global Gaming Expo 2002 held in Las Vegas, Nevada. Although we have received several serious inquiries from potential clients, to date, no sales have been made.

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

Additionally, we expect competition to continue to increase in Native American gaming in California, and in particular, the vicinity of San Diego, California, due to the recent expansion of authorized gaming activities and a resulting increase in casinos. In the past, experienced gaming companies have not been active in Native American gaming operations in California. However, certain seasoned gaming companies with operations in the United States and internationally have recently negotiated agreements with, or commenced services to, Native American tribes located in California. We anticipate that as California gaming operations continue to grow, there will be significantly more competition from other gaming consulting or management companies for new business and for customers to casinos. In addition, more Native American tribes may choose to develop and operate their casinos without engaging either a management or a consulting company.

The market for Mariposa is competitive, constantly evolving and subject to rapid technological change. We expect competition to increase in the future. Our competition includes:

•
Internally Developed Systems.    Information technology (IT) departments of potential customers have developed or may develop systems that provide for some or all of the functionality of Mariposa. We expect that internally-developed software efforts will continue to be a principal source of competition for the foreseeable future. It may be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards completion of, systems that our product is intended to replace.

•
Traditional Customer Relationship Management Software.    Our products compete with external customer relationship management software products offered by large vendors such as E.piphany, Inc., Siebel Systems, Inc., Oracle, Inc., SAP, PeopleSoft and Blue Martini and also with numerous smaller vendors.

Many of our competitors have greater resources and broader alliances and customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry and most have more experience in competing in the software industry.

We believe that the principal competitive factors affecting the market include product functionality and features, product architecture and technology, availability of support, ease and speed of product implementation, vendor and product reputation and price.

Marketing and Sales Strategies

We market our gaming consulting services and Mariposa through continuing personal contact with existing and prospective clients and industry leaders, media advertising, sponsorships, attendance at industry conferences and presentations of our qualifications and credentials. We believe a high level of customer satisfaction is critical to attracting and retaining clients. With respect to Mariposa, our intention is to utilize a direct sales approach, and, in the future, possibly through the addition of a value-added retailer channel and OEM partners.

Intellectual Property Rights and Proprietary Information

With respect to Mariposa, we operate in an industry where innovation, investment in new ideas and protection of resulting intellectual property rights are important for success. We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations and pursue a policy of enforcing such rights. There can be no assurance, however, that our intellectual property rights will be adequate to ensure that our competitive position, or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third-party licenses as a result of an infringement dispute we will be able to obtain such licenses.

In order to protect the underlying technology concepts relating to Mariposa, in April 2002, we applied for a provisional patent which will enable us to protect our intellectual property during the time that we prepare a standard patent application. As required, we will prepare and submit the standard application within 12 months of filing the provisional application. We intend to pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our products are licensed. We intend to continually update and add new applications to our patent portfolio to address our new technological innovations.

Our strategy for protection of our trademarks identifying Mariposa, or other technology solutions we may develop, is commensurate with our strategy for obtaining patent protection. Specifically, we intend to routinely file U.S. federal and foreign trademark applications for the various word names and logos used to market Mariposa, or other technology solutions we may develop. The duration of the U.S. and foreign registered trademarks can typically be maintained indefinitely, provided proper maintenance fees are paid and trademarks are continually used or licensed by us.

In addition, in the course of our recent negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that VCAT has exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. However, in connection with our ongoing negotiations with the Barona Tribe relating to the Proposed 2002 Consulting Agreement and the proposed joint venture, we have discussed with the Barona Tribe the possibility of sharing with the Barona Tribe, under certain circumstances, a portion of the net profits, if any, of Mariposa.

Research and Development

We spent approximately $653,000 on research and development in fiscal 2002 and $71,000 in fiscal 2001. We have two employees, a software engineer and a director of information solutions, that focused on development of Mariposa during fiscal 2002 and part of fiscal 2001. A majority of our research and development work was, and still is, performed by a third-party software development company.

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

Federal Regulation of Native American Gaming

The Indian Gaming Regulatory Act (“IGRA”) categorizes gaming as Class I, Class II and Class III activities. Class I activities are defined as social games solely for prizes of minimal value or traditional forms of Native American gaming engaged as a part of, tribal ceremonies or celebrations. Class II gaming includes (a) bingo, if played in the same location, pull-tabs, lotto, punch boards, tip jars, and other games similar to bingo, and (b) card games that are authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, if played in conformity with the laws and regulations of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (a) any banked card games, including baccarat, chemin de fer or blackjack, or (b) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all other forms of gaming.

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

A Native American tribe may enter into a management contract for the operation and management of gaming activities if the Chairman of the NIGC has approved the contract. Laws regarding approval of Class II and Class III management contracts place limitations on the amount of any management fee which is based on a percentage of the operation’s net revenues from gaming. The Chairman of the NIGC (or the Chairman’s designee), after notice and hearing, has the authority to require contract modifications or may void any contract in the event of certain violations. In addition, under IGRA regulations, management agreements that have not been approved by the U.S. Secretary of the Interior or the Chairman of the NIGC may be deemed void.

Under IGRA, tribal governments have primary regulatory authority over gaming on Native American land unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including VCAT, are subject to the provisions of tribal ordinances and regulations on gaming. Such ordinances and regulations must be consistent with IGRA and the Indian Civil Rights Act of 1968, and cannot impose criminal penalties upon non-Native Americans. IGRA also requires that the NIGC review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, record keeping and auditing of the tribe’s gaming expenses; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

The NIGC does not approve consulting contracts; however, the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded to the BIA for approval.

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

Under IGRA, the management company must provide the NIGC with background information on each interested party, including a complete financial statement and a description of such person’s gaming experience. Such a person also must agree to respond to questions from the NIGC.

The Regulations also impose detailed requirements for background investigations of each officer, director, key employee and interested party of Native American gaming management companies, gaming equipment suppliers and certain lenders to Native American gaming operations. The NIGC will not approve a management contract and may void an existing management contract if an officer, director, key employee or an interested party of the management company (a) is an elected member of the Native American tribal government; (b) has been or is convicted of a felony gaming offense; (c) has knowingly and willfully provided false information to the NIGC or the tribe; (d) has refused to respond to questions from the NIGC; or (e) whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or increase the chance of unsuitable activities in gaming. In addition, the NIGC will not approve a management contract if the management company has attempted to unduly influence any decision or process of tribal government relating to gaming, or has materially breached the terms of the management contract, or the tribe’s gaming ordinance.

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

In March 1996, the Barona Tribe submitted the 1996 Consulting Agreement to the NIGC. In April 1996, we amended the 1996 Consulting Agreement to correct errors in the fee calculations. Because we concluded that the amended 1996 Consulting Agreement did not contain any material changes to the original 1996 Consulting Agreement, we did not submit the amendment to the NIGC at that time. In May 1996, the NIGC determined that the original 1996 Consulting Agreement was not a management agreement and, therefore, not subject to NIGC approval. In July 1997, the BIA determined that no action was required with respect to the original 1996 Consulting Agreement.

In January 1997, we entered into a settlement agreement with the NIGC regarding our historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC, among other things, held that our relationship with the Barona Tribe benefited the Barona Tribe and made no finding of violations of any laws by us. We agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, we agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five annual installments, commencing in January 1997 (the “NIGC Settlement Obligation”). All amounts due under this agreement have been paid as of June 30, 2001.

In January 1997, after the settlement with the NIGC was reached, we submitted to the NIGC the amended 1996 Consulting Agreement. In April 1997, we received a letter from the NIGC questioning whether the 1996 Consulting Agreement, as amended, was a management contract and stating that an additional review would be necessary. In February 1998, we entered into a modification of the 1996 Consulting Agreement that, among other things, extended the term from March 1999 to March 2004 and clarified certain accounting practices relating to the calculation of the consulting fee. In March 1999, the NIGC started a preliminary review of our relationship with the Barona Tribe, including the amended 1996 Consulting Agreement. In September 1999, we submitted the modification of the 1996 Consulting Agreement to the NIGC. The review remains pending.

We believe that the 1996 Consulting Agreement, as amended and modified, is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA, (b) the NIGC’s findings in the January Settlement Agreement, and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the 1996 Consulting Agreement, as amended and modified, is not a management contract. The failure of the NIGC to determine that the 1996 Consulting Agreement, as amended and modified, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the 1996 Consulting Agreement, as amended and modified, is not a management agreement, it will forward the 1996 Consulting Agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 1996 Consulting Agreement, as amended and modified. The failure to approve the 1996 Consulting Agreement, as amended and modified, could have a material adverse effect on our business and financial condition.

As noted above, we may enter into (a) the Termination Agreement with the Barona Tribe which will terminate the 1996 Consulting Agreement and contain a mutual release of liabilities between the parties and (b) the Proposed 2002 Consulting Agreement which sets forth the terms of the new business relationship with the Barona Tribe, including licensing to the Tribe the Mariposa software. If executed, the Proposed 2002 Consulting Agreement will be submitted to the NIGC for review and, if the NIGC determines that it is not a management agreement, then the Proposed 2002 Consulting Agreement will be submitted to the BIA for its approval of the terms. Although we believe that the Proposed 2002 Consulting Agreement is not a management contract and further believe that the terms of the Proposed 2002 Consulting Agreement meet all applicable legal standards for Native American consulting agreements, we cannot give you any assurances that the NIGC or the BIA will agree with our determinations. The failure of the NIGC to determine that the Proposed 2002 Consulting Agreement is not a management agreement or the failure of the BIA to approve or determine that its approval will not be required, could have a material adverse effect on our business and financial condition. The Proposed 2002 Consulting Agreement allows VCAT to transfer the agreement to Speer Casino Marketing or any entity controlled by Mr. Speer. No approval of the NIGC, the BIA or any other regulatory agency is required to transfer the Proposed 2002 Consulting Agreement or to enter into the Termination Agreement.

Native American Nation Sovereignty/Barona Tribal Regulation

Native American tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. However, in the 1996 Consulting Agreement there is a limited waiver of sovereign immunity only with respect to suits by us to enforce the agreement. Under the Proposed 2002 Consulting Agreement there is no waiver of sovereign immunity. At this time, it is unclear whether limited waiver provisions could be negotiated into any other material agreements that we entered into with a Native American tribe.

The Barona Tribe’s governmental system consists of the Tribal Council and the General Council. The Tribal Council consists of elected representatives who manage the day-to-day operations of the Barona Tribe and its land. The General Council consists of all of the adult members of the Barona Tribe. The Tribal Council and the Chairman of the Barona Tribe supervise the day-to-day operations of the gaming activities on the Barona Tribe’s land.

State Regulation of Native American Gaming

Pursuant to IGRA, certain electronic gaming activities and banked table games are permissible only if agreed upon by state governments and tribal representatives. Such an agreement is referred to as a “compact.” Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

On September 10, 1999, the State of California and several tribes, including the Barona Tribe, entered into new tribal-state gaming compacts (the “Barona Compact”). Under its terms, the Barona Compact was not effective until ratified by statute, and approved by the California voters in the March 2000 primary election. On March 7, 2000, the people of the State of California amended the State constitution and enacted the Indian Self-Reliance Amendment. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000.

The Barona Compact authorizes up to 2,000 Class III machines. In May 2000, the Barona Tribe obtained a license for an additional 943 machines to bring them to the maximum number. The Barona Compact terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Barona Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation may be sought for 12 months following the effective date of the Barona Compact. In addition, the Tribe shall have the right to terminate the compact in the event the right of Native American tribes to operate gaming devices in California is no longer exclusive.

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

Federal Gaming Laws Other Than IGRA and the Barona Compact

In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Native American land are subject to a number of other Federal statutes, including the Assimilative Crimes Act, which imposes Federal criminal penalties for the violation of state laws on Native American reservations, and the Johnson Act, which imposes Federal criminal penalties for the operation of mechanical gambling devices on Native American reservations. If gaming activities on Native American land are not in compliance with IGRA, the Assimilative Crimes Act or the Johnson Act may apply, imposing criminal and civil penalties on such activities. In addition, the Treasury Department has adopted regulations under the Bank Secrecy Act that apply specifically to Native American gaming operations. These regulations impose Federal criminal penalties for the violation of Federal regulations requiring the reporting of information on unusual or large cash transactions. The Barona Casino has implemented procedures and programs to comply with these regulations.

Employees

As of June 30 and September 17, 2002, we had 12 and 11 full-time employees, respectively, and one part time employee, none of whom are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 2.    Description of Property

Our executive offices are located at 591 Camino De La Reina, Suite 418, San Diego, California 92108, and consist of approximately 1,500 square feet under a lease that will expire in June 2004. We lease approximately 20,000 square feet of office space in San Diego, California, which has been sublet to a third party. We also sublease approximately 4,200 square feet of office space in Los Angeles, California, which has been sublet to a third party. Our existing office space is adequate to meet our needs currently. However, we have recently been looking at larger facilities and it is possible that we will move to a new facility in San Diego in the near future that will likely be in the range of 3,000 to 5,000 square feet. Should we need additional space, we believe that we will be able to secure additional space at reasonable rates.

Item 3.    Legal Proceedings

On May 30, 2002, a purported class action lawsuit was filed against us and the following of our directors: Stephen Dirks, Andrew Laub, Jana McKeag, Cornelius E. (“Neil”) Smyth and L. Donald Speer, II. The lawsuit primarily seeks to enjoin our merger with Speer Casino Marketing. The complaint was filed in the Superior Court of the State of California in the County of San Diego by Jay Fink, an individual claiming to be one of our shareholders.

In the complaint, the plaintiff alleges, among other things, that:

•
The defendants are attempting to complete a management-led buyout at a grossly inadequate and unfair price and their efforts provide certain insiders and directors with preferential treatment at the expense of, and which is unfair to, our public shareholders;

•
In pursuing the plan to cash out our public shareholders for grossly inadequate consideration, each of the defendants have violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing; and

•
Instead of attempting to obtain the highest price reasonably available for our company, the defendants spent a substantial effort tailoring the structural terms of the merger to meet the specific needs of Mr. Speer.

The plaintiff asks the court for the following relief:

•	Declare that the action is properly maintainable as a class action lawsuit;

•	Declare that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable;

•	Enjoin the consummation of the merger unless and until certain procedures are adopted and implemented to obtain the highest possible price for our shareholders;

•
Direct the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of our shareholders until the process for the sale or auction of the company is completed and the highest possible price is obtained;

•	Rescind the merger transaction;

•	Establish a constructive trust, in favor of the plaintiff, upon any benefits improperly received by the defendants as a result of their wrongful conduct; and

•	Award the plaintiff its costs and disbursements in the lawsuit.

On June 26, 2002, a second purported class action lawsuit was filed against us and the following of our directors: Stephen Dirks, Andrew Laub, Jana McKeag, Cornelius E. (“Neil”) Smyth and L. Donald Speer, II. The complaint was filed in the Superior Court of the State of California in the County of San Diego by Virgina Riutta, an individual claiming to be one of our shareholders. The lawsuit primarily seeks to enjoin our merger with Speer Casino Marketing and makes substantially identical allegations to the purported class action filed by Jay Fink and described above.

On June 28, 2002, the lawsuit filed by Jay Fink was removed from San Diego County Superior Court to the United States District Court for the Southern District of California (“U.S. District Court”), pursuant to, among other things, the Securities Litigation Uniform Standards Act of 1998 (“SLUSA”), 15 U.S.C. & 78p. On July 19, 2002, the lawsuit filed by Virgina Riutta was removed from San Diego County Superior Court to U.S. District Court, pursuant to, among other things, the SLUSA. On July 31, 2002, Jay Fink and Virgina Riutta moved to remand their respective actions back to San Diego County Superior Court. On August 30, 2002, we and the directors filed a consolidated opposition to their motions. On September 9, 2002, Jay Fink and Virgina Riutta filed their replies in support of the remand motions. The hearings on both motions were held on September 18, 2002. On September 23, 2002, the Court issued an order granting the motions for remand but denying the request for attorneys’ fees.

Our Board of Directors believes that it and the Special Committee of our Board of Directors have met and will continue to meet, their respective fiduciary obligations. Our Board of Directors believes that each of the lawsuits described above is without merit and intends to vigorously defend each action. However, no assurances can be made that we will be successful in defending the actions or that the merger will be completed.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of VCAT during the fourth quarter of the fiscal year covered by this Form 10-KSB.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), traded on the Nasdaq National Market under the symbol VCAT during fiscal 2001. On August 15, 2001, our Common Stock was delisted from the Nasdaq National Market for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our Common Stock currently trades on the Over-The-Counter (“OTC”) Bulletin Board maintained by the National Association of Securities Dealers, Inc. This generally is considered to be a less efficient trading market and our stock price, as well as liquidity in our common stock, may be adversely effected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

The table below reflects the high and low closing prices of the Common Stock as reported by the Nasdaq National Market and the high and low bid information of the Common Stock as reported by the OTC Bulletin Board for the periods indicated. The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2002
First Quarter	$0.42	$0.15
Second Quarter	0.16	0.12
Third Quarter	0.13	0.09
Fourth Quarter	0.32	0.05
Fiscal Year 2001
First Quarter	$4.69	$3.16
Second Quarter	3.56	1.09
Third Quarter	1.63	0.59
Fourth Quarter	0.72	0.31

Holders

The number of shareholders of record as of September 17, 2002 was 2,791.

Dividend Policy

To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 11 of this Report, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Overview

We are a service provider of gaming consulting and infrastructure and technology integration services in the California Native American gaming market. We currently have only one client, the Barona Tribe, a federally recognized, sovereign Native American tribe.

Revenues from the Barona Tribe have always constituted a significant portion of our total revenues. Our revenues from the Barona Tribe have always fluctuated significantly from quarter to quarter. From March 1996 to the present, we have provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996 (effective March 27, 1996), as modified on February 17, 1998 (the “1996 Consulting Agreement”). We are currently in the process of negotiating a new consulting agreement with the Tribe (the “Proposed 2002 Consulting Agreement”). The 1996 Consulting Agreement will be terminated if and when the Proposed 2002 Consulting Agreement is effective. If not earlier terminated in connection with the Proposed 2002 Consulting Agreement, the 1996 Consulting Agreement is scheduled to expire on March 31, 2004.

Under the 1996 Consulting Agreement, the amount, if any, that we earn and are paid by the Barona Tribe for our services is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino, (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and the expansion project, (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino, and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe in excess of the Barona Casino’s net operating income from prior months. For our services under the 1996 Consulting Agreement, we receive fees only if certain net profit levels are achieved by the Barona Casino. Because of increased costs incurred at the Barona Casino, the consulting fees paid to us by the Barona Tribe during fiscal 2001 were significantly below historical levels, and were zero in the fiscal year ended June 30, 2002 (“fiscal 2002”).

Critical Accounting Policy

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. For us, treatment of “accrued consulting costs” is our critical accounting policy.

Based on projections provided to us by the Barona Casino in August 2001 and April 2002, fees paid to us under the 1996 Consulting Agreement were expected to be zero for the balance of the term of the 1996 Consulting Agreement (i.e., through March 31, 2004); however, under the terms of the 1996 Consulting Agreement, we are obligated to provide services to the Barona Tribe. In connection with the performance of these services, we incur significant expense and will continue to incur these expenses for the life of the 1996 Consulting Agreement, unless earlier terminated.

In the second quarter of fiscal 2002, we recorded a loss for the estimated amount of the foreseeable expenses, which totaled $6,956,000. The amount was based on the assumption that (a) we would continue to incur expenses of approximately $3,100,000 a year, a level consistent with the level of expenses being incurred at that time, and (b) we would continue to provide services through the end of the current term of the 1996 Consulting Agreement in March 2004. The loss was recorded as “cost of services—anticipated contract loss”. We established corresponding liabilities for the current and non-current amounts, which were classified as “accrued consulting costs”. As we incur expenses in connection with providing services to the Barona Tribe under the 1996 Consulting Agreement, the liabilities are reduced by the costs incurred in the applicable period.

During the fourth quarter of fiscal 2002, we reduced the “cost of services—anticipated contract loss” and corresponding liabilities, classified as “accrued consulting costs” by $4,626,000, as a result of a change in estimate, based on (a) earned aggregate net consulting fees from the 1996 Consulting Agreement in July and August 2002 of $1,690,000; (b) estimated aggregate net consulting fees of approximately $1,400,000 in September and October 2002; and (c) a reduction of the estimated amount of the foreseeable expenses of $1,522,000. We did not expect to receive any additional net consulting fees under the 1996 Consulting Agreement when the “cost of services—anticipated contract loss” was originally recorded in the second quarter of fiscal 2002. During March, May and June 2002, revenues at the Barona Casino were higher than expected and expenses at the Barona Casino were lower than expected resulting in significantly higher net operating income for the Barona Casino as compared to the Barona Casino’s projections. As a result, our gross consulting fees under the 1996 Consulting Agreement were significantly higher than expected in those months. However, pursuant to the terms of the 1996 Consulting Agreement, before VCAT earns and is entitled to be paid a net consulting fee, any cumulative shortfall with respect to the Tribal Draw must first be eliminated. As a result of the increase in net operating income at the Barona Casino in March, May and June 2002, the cumulative Tribal Draw shortfall was reduced from approximately $3,300,000 to $149,000, but no net consulting fees were earned by or paid to us. In July 2002 and August 2002, the remaining Tribal Draw shortfall was eliminated and we earned, in the aggregate, $1,690,000 in net consulting fees and, based on our recent analysis of the 1996 Consulting Agreement, we estimate that we will earn and be paid approximately $1,400,000 in aggregate net consulting fees for September and October 2002. Furthermore, during the last two quarters of fiscal 2002, the costs to provide services under the 1996 Consulting Agreement were lower than originally estimated and further costs reductions are expected in the future, resulting in an aggregate reduction to the estimated foreseeable amount of expenses of $1,522,000.

The remaining accrued consulting costs at June 30, 2002 were $1,148,000 which represents the amount the estimated foreseeable expenses incurred in performance of services will exceed the expected revenues under the 1996 Consulting Agreement, assuming that (a) other than $3,104,000 in actual and expected net consulting fees earned from July through October 2002, we will not earn any additional fees under the agreement and (b) the agreement remains in effect through the end of its current term in March 2004. The following matters, among others, could impact the actual amount of the loss recognized in connection with the 1996 Consulting Agreement:

•	the actual amount of expenses incurred could differ from the amount of the estimated foreseeable expenses, resulting in an upward or downward adjustment to the loss and corresponding liabilities;

•
based on our analysis of the 1996 Consulting Agreement, we are uncertain as to whether we will earn fees from the 1996 Consulting Agreement through the end of its current term in March 2004 other than the fees we estimate we will earn in September and October 2002, and depending on the actual results or revised estimates, the loss and corresponding liabilities could be adjusted upward or downward; and

•
if the 1996 Consulting Agreement is terminated as a result of entering into the Proposed 2002 Consulting Agreement and the Termination Agreement with the Barona Tribe pursuant to terms substantially similar to those currently being discussed, or otherwise terminated in such a manner that we would not be obligated to perform services under such agreement, the remaining loss and corresponding liabilities would be reduced to zero.

The balance of the accrued consulting costs will fluctuate throughout the term of the agreement as a result of the timing of revenues received and costs incurred. The accrued consulting costs will increase in any period when revenues are received that are in excess of costs incurred and a corresponding increase in cost of services will be recorded in order to reflect no income from the agreement. Alternatively, when costs incurred exceed revenues received in any period, the accrued consulting costs will be reduced so that the agreement will have no impact on the income of VCAT.

We will continue to review these matters and the estimated loss and liabilities related to the 1996 Consulting Agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.

Results of Operations

Revenues

Consolidated revenues for fiscal 2002 decreased to zero from $8,840,000 during fiscal 2001. Substantially all of our revenues for fiscal 2001 were generated in the first six months of the fiscal year.

Revenues for consulting services provided to the Barona Tribe in fiscal 2002 decreased to zero from $7,069,000 earned during fiscal 2001, of which only $200,000 were earned in the last six months of fiscal 2001. Although revenues at the Barona Casino exceeded expenses during fiscal 2002, the level of revenues were not sufficient under the formula used to calculate our consulting fee under the 1996 Consulting Agreement to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino. These expenses primarily relate to the completion of Barona Casino’s interim expansion, the expenses associated with the ongoing development of the Barona Valley Ranch and the increase of debt by the Barona Tribe for use in the expansion project.

Revenues for services provided to clients other than the Barona Tribe in fiscal 2002 decreased to zero from $1,771,000 earned during fiscal 2001. The decrease was due to our restructuring program implemented in fiscal 2001 and the decision to only provide services to Native American gaming clients, as a result of a decrease in demand for our technology and Internet services.

Cost of Revenues

Cost of revenues for continuing operations decreased 64%, from $7,036,000 during fiscal 2001 to $2,522,000 for fiscal 2002. Of the total decrease, $3,332,000 was primarily a result of our restructuring program implemented in fiscal 2001 and the decision to only provide services to Native American gaming clients and was primarily attributable to a decrease in (a) compensation and benefits; (b) fees to outside consultants incurred in connection with our performance of services to the Barona Tribe; (c) client relations expenses; (d) political contributions; (e) expenses related to our gaming business development efforts; and (f) cost of sales, primarily equipment sold and expenses billed to clients. The remainder of the decrease was attributable to accrued consulting costs of $1,182,000, which represents the costs incurred during the last two quarters of fiscal 2002 in connection with providing services to the Barona Tribe. The expenses were recorded as part of the “cost of services—anticipated contract loss” during the second quarter of fiscal 2002 and, therefore, were not included in cost of revenues during the last two quarters of fiscal 2002. The expenses incurred in connection with providing services to the Barona Tribe were included in the cost of revenues during fiscal 2001. These decreases were partially offset by an increase in costs for professional services incurred in connection with our ongoing development of Mariposa, our customer relationship management and marketing software system.

Cost of Services—Anticipated Contract Loss

We recorded an anticipated loss of $6,956,000 during the second quarter of fiscal 2002. The loss represented the estimated amount of the foreseeable expenses to be incurred in connection with the performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004. The loss was recorded as a result of the expectation of zero revenues from the 1996 Consulting Agreement and the uncertainty regarding the possibility of renegotiating or restructuring of the 1996 Consulting Agreement with the Barona Tribe at that time. The amount was based on the assumption that we will continue to (a) incur expenses of approximately $3,100,000 a year, a level consistent to the level of expenses being incurred at that time, and (b) provide services through the end of the current term of the 1996 Consulting Agreement.

During the fourth quarter of fiscal 2002, we reduced the “cost of services—anticipated contract loss” and corresponding liabilities, classified as accrued consulting costs, by $4,626,000 as a result of a change in estimate, based on (a) earned aggregate net consulting fees from the 1996 Consulting Agreement in July and August 2002 of $1,690,000; (b) estimated aggregate net consulting fees of approximately $1,400,000 in September and

October 2002; and (c) a reduction of the estimated amount of the foreseeable expenses of $1,522,000. See “Critical Accounting Policy” herein.

General Operating and Administrative Expenses

General operating and administrative expenses decreased 48%, from $6,781,000 during fiscal 2001 to $3,499,000 for fiscal 2002. The decrease was primarily a result of our restructuring program implemented in fiscal 2001 and the decision to only provide services to Native American gaming clients and was primarily attributable to a decrease in (a) compensation and benefits; (b) facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California; (c) bad debt expense; (d) public relations and marketing expenses; (e) telecommunications expenses; and (f) employee relations expenses. These decreases were partially offset by a significant increase in outside legal fees and professional services incurred in connection with the strategic alternative study conducted by the special committee and the resulting proposed merger transaction.

Restructuring Expenses and Related Asset Impairment

We incurred $154,000 in restructuring expenses during the first quarter of fiscal 2002. These expenses consisted of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001. During the third quarter of fiscal 2002, we reversed $64,000 of the expenses in connection with a sublease of the office space to a third-party.

During fiscal 2001, we incurred $7,235,000 in restructuring expenses, consisting of (a) $5,367,000 for the impairment of goodwill and intangible assets relating to acquired businesses that focused on non-gaming clients and industries whose activities were terminated; (b) $892,000 for rent, sub-lease, leasehold improvement obligations and related facility expenses for offices that were closed due to the reduction in workforce; (c) $608,000 for severance obligations in connection with a significant reduction in our workforce; and (d) $369,000 for various other expenses and asset disposals related to the restructuring plan.

Impairment of Deferred Contract Costs

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

Due in part to our investments in the Barona Casino, the value of the Barona Casino increased, which was expected to enhance the fees that we would earn over the life of our relationship with the Barona Tribe. We recorded these investments as “deferred contract costs” which were being amortized over the remaining life of the consulting agreement. However, on an ongoing basis, we review the valuation and recoverability of these unamortized deferred contract costs to determine the probability of recoverability. At the end of fiscal 2001, we fully reduced the carrying value of the deferred contract costs, which were $1,900,000, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the 1996 Consulting Agreement. This amount was recorded as “Impairment of Deferred Contract Costs.” There were no impairment of deferred contract costs recorded in fiscal 2002.

Amortization of Intangible Assets and Stock-Based Compensation

Amortization of intangible assets and stock-based compensation for continuing operations decreased 98%, from $1,065,000 during fiscal 2001 to $25,000 during fiscal 2002, as a result of a decrease in goodwill amortization and deferred contract cost amortization. We did not incur any amortization expense for our intangible assets during fiscal 2002. We do not expect to incur such expenses in the foreseeable future, as a result of the full reduction of our intangible assets in fiscal 2001 due to our restructuring plan and the reduced fee expectations from the Barona Tribe for the balance of the 1996 Consulting Agreement.

Other Income and Expense

For fiscal 2002, interest income was $131,000 compared to $468,000 for fiscal 2001. Interest expense increased to $901,000 for fiscal 2002 from $804,000 for fiscal 2001, as a result of the increase in the principal amount of notes payable to two shareholders, including a former director of VCAT, which arose out of the 1996 repurchase of shares of our common stock held by them.

Other income and expense during fiscal 2002 included a net loss of $182,000, resulting from (a) a net loss on fixed asset disposals of $123,000 and (b) a $59,000 loss recorded to fully reduce the carrying value of our convertible notes. During fiscal 2001, we recorded a net loss of $3,625,000, which included (a) a $4,173,000 net loss recorded to fully reduce the carrying value of our investments in the securities of numerous Internet and technology companies, most of which were start-up companies; (b) a gain of $1,000,000 for the sale of the certain intellectual properties, which included the Cyberworks domain names; (c) a net loss on fixed asset disposals of $463,000; and (d) a gain of $11,000 from the disposition of bonds held as investments.

Income Tax Benefit/Provision

During fiscal 2002, we recorded an income tax benefit of $3,702,000 primarily as a result of a “one-time” income tax benefit of $3,651,000 in connection with the temporary change in certain tax laws, including an increase in the net operating loss carry-back period from two to five years. In connection with the change, during fiscal 2002, we received refunds of $3,651,000 for income taxes paid in previous years. We recorded a $627,000 income tax benefit during fiscal 2001 as a result of the tax losses during the period.

Liquidity and Capital Resources

Cash Position at Fiscal 2002 Year End

Our principal source of liquidity at June 30, 2002 consisted of unrestricted cash and cash equivalents of $8,908,000.

During the fiscal year ended June 30, 2002, our cash position increased by $4,808,000 to $8,908,000 from the June 30, 2001 balance of $4,100,000. This increase was a result of net cash provided by operating activities of $4,853,000, partially offset by cash used in investing activities of $45,000.

With respect to the project to initially expand the existing Barona Casino and to subsequently develop the Barona Valley Ranch which included a new casino, VCAT, the Barona Tribe and the Barona Casino agreed to share in funding the expansion costs incurred prior to obtaining all outside financing. We advanced an aggregate of $9,685,000, as an unsecured, non-interest bearing advance to the Barona Tribe, of which $7,685,000 remained outstanding as of June 30, 2001. These advances were accounted for as a receivable from the Barona Tribe to us. In October 2001, we requested that the Barona Tribe repay us the $7,685,000, representing the remaining amount of advances that we had made to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion projects. In response to our request, the Barona Tribe repaid $7,685,000 to us in October 2001.

        The cash provided by operating activities of $4,853,000 resulted primarily from the collection of $7,685,000 in advances made to the Barona Tribe in connection with the Barona Casino and the Barona Valley Ranch expansion projects and a net change in operating assets and liabilities of $1,351,000 offset by a net loss of $5,715,000 which included non-cash expenses and adjustments of $1,532,000. The non-cash expenses and adjustments consisted of (a) a $1,148,000 anticipated loss in connection with the 1996 Consulting Agreement; (b) depreciation on property and equipment of $176,000; (c) a $123,000 loss on asset disposals; (d) a loss on investments in convertible notes of $57,000; (e) amortization of stock-based compensation of $24,000; and (f) bad debt reserves of $3,000.

Cash used in investing activities of $45,000 resulted primarily from the purchase of fixed assets in connection with the development of our Mariposa software product, net of fixed asset sales.

In March 2002, Congress passed the Job Creation and Workers Assistance Act of 2002, which contains temporary changes in certain tax laws, including an increase in a net operating loss carry-back period from two to five years. In March 2002, as a result of the change in the carry-back period, we established a receivable of $3,651,000 for income tax refunds due to us. We received refunds in the amounts of $3,071,000 in May 2002 and $580,000 in June 2002.
In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement. The agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of September 17, 2002, the Barona Tribe is not in default of any of the terms of the loan agreement.

Restricted cash consists of a $133,000 irrevocable letter of credit issued to satisfy the terms of the lease agreement for our prior corporate office. This space has been subleased; however, as part of the sublease agreement, the letter of credit remained in place. The letter of credit expires on October 31, 2002, unless cancelled by the lessor.

Plan of Operation

Renegotiation of the 1996 Consulting Agreement

During the year ending June 30, 2003 (“fiscal 2003”), our liquidity position may be materially affected by whether we will be performing consulting services under the 1996 Consulting Agreement or whether we enter into the Proposed 2002 Consulting Agreement. For a complete discussion of these issues, see Part 1, Item 1. Description of the Business, herein, under the caption “Relationship with the Barona Tribe.” At this time, the negotiations with the Barona Tribe are on-going; however, they are progressing slowly. In addition, based upon the trend of financial information relating to revenues and expenses at the Barona Casino over the past several months which resulted in us earning a fee of $1,341,000 for July 2002 and a fee of $349,000 for August 2002 and based on our analysis of the 1996 Consulting Agreement our estimate that we will receive aggregate net consulting fees of approximately $1,400,000 in September and October 2002, it is not clear whether we will earn consulting fees beyond October 2002 through the end of the current term in March 2004. Whether we will be paid consulting fees under the 1996 Consulting Agreement beyond October 2002 will depend, in large part, on the revenues of the Barona Casino. The level of revenue at the Barona Casino has been variable and unpredictable in recent months. Accordingly, there is a great deal of uncertainty as to whether consulting fees will be paid to us in the future under the 1996 Consulting Agreement. Therefore, our future liquidity position will remain uncertain until we enter into a fixed fee consulting agreement with the Barona Tribe of the type currently being negotiated (i.e., the Proposed 2002 Consulting Agreement) or the revenues and expenses at the Barona Casino become more predictable to allow us to better forecast whether consulting fees will be paid to us.

The Development of Mariposa

As noted in the description of Mariposa in Part 1, Item 1. Description of Business under the caption “Mariposa” herein, we launched Mariposa at the Global Gaming Expo (the “G2E Conference”) in Las Vegas, Nevada in September 2002. Product acceptance and interest after the G2E Conference will form a basis for future marketing and sales plans. If interest is high, immediate and potentially material organizational changes, including additional staff, will be required to cultivate qualified sales leads, support the product and continue development. This will involve material additions to our expenses and additional capital. If interest is moderate, Mariposa may be marketed on a smaller scale to fewer qualified buyers and cost and organizational changes would increase to the extent necessary. If there is minimal interest, management will consider whether Mariposa has true market viability beyond the Barona Casino. Although we have received serious inquiries from potential clients, at this time we have not received any revenues from Mariposa and there can be no assurance that Mariposa will result in additional clients or revenues in the future. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

Status of the Proposed Merger By and Between VCAT and Speer Casino Marketing

On May 13, 2002, Speer Casino Marketing entered into a definitive merger agreement (the “Merger Agreement”) whereby VCAT would be merged with and into Speer Casino Marketing (the “Merger”). For a discussion of the terms of the Merger, see Item 1. Description of Business under the caption “Background” herein. Since the announcement of the Merger, two purported class action lawsuits have subsequently been filed seeking primarily to enjoin the Merger. For a discussion of this litigation, see Part I, Item 3. Legal Proceedings herein. On August 7, 2002, we filed our preliminary proxy materials with the U.S. Securities and Exchange Commission (the “SEC”). The proxy materials contained an opinion from the independent financial advisor to the Special Committee of our Board of Directors stating that as of May 13 and May 30, 2002, the merger consideration to be received by the VCAT shareholders in the merger (other than Mr. Speer and Speer Casino Marketing) was fair to the shareholders from a financial point of view. In light of the recent developments relating to fees being paid under the 1996 Consulting Agreement and the introduction of Mariposa, the Special Committee has requested that its independent financial advisor reevaluate the facts as of a date closer to the filing our definitive proxy materials. Pursuant to the terms of the Merger Agreement, if the Merger is not consummated on or prior to September 30, 2002, Mr. Speer or VCAT will have the right to terminate the Merger Agreement. We may unilaterally terminate the merger agreement if the SEC determines that the contingent payment rights to be granted to the VCAT shareholders in connection with the merger are required to be registered under the Securities Act of 1922, as amended. At this time, we have not received a determination from the SEC as to this matter. Although it is the current intention of the parties to proceed with the Merger, in light of the current uncertainties, there is no assurance that the Merger will be consummated. The costs associated with the Merger have been substantial and further costs will be incurred to complete the Merger and defend VCAT and its directors. These costs divert our cash which could otherwise be used to operate the business and/or fund Mariposa.

If our shareholders approve the merger, we will use our best efforts to attempt to purchase a six-year extended reporting period runoff under our existing directors’ and officers’ liability insurance policy covering those persons who are currently covered by our directors’ and officers’ liability insurance policy on terms which shall provide that we will not be responsible for any co-insurance payments and that our retention amount will be required to be deposited and held in escrow during the term of the runoff. The cost to purchase the extended reporting period runoff and the estimated retention amount which will be required to be deposited and held in escrow are currently not determinable.

Current Liquidity Position

As of September 17, 2002, our unrestricted cash and cash equivalents balance was approximately $8,031,000. We believe that our unrestricted cash will be sufficient to meet our known operating and capital requirements, including costs related to the Merger, as they are currently scheduled to come due through the close of the proposed Merger if the close is prior to March 2003. Alternatively, if the Merger is not completed or is abandoned for any reason, we believe that our unrestricted cash will be sufficient to meet our known operating and capital requirements as they are currently scheduled to come due for at least the next 12 months, assuming we were to continue to operate under the 1996 Consulting Agreement. If we receive additional fees under the

1996 Consulting Agreement, or if we generate revenues from other sources, depending on the amount of such revenues, the length of time that our cash would sustain operations could increase. If we enter into the Proposed 2002 Consulting Agreement and Termination Agreement with the Barona Tribe, the length of time that our current cash would sustain our operations would increase by approximately twelve months, the term of the Proposed 2002 Consulting Agreement. However, if our cash needs increase for any reason, such as a change in our business strategy, the length of time that our current cash would sustain operations could decrease significantly.

Significant Liabilities Affecting Liquidity

Ungar/Woods Liability

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance commencing September 30, 2000, (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35 million prior to the contingencies being met).

The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods, accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001 or June 30, 2002, therefore we did not record the issuance of any additional notes during fiscal 2001 or fiscal 2002. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met.

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

All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2001 or 2002. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, in September 2001, accrued interest of $843,000 was added to the principal amount of debt and in September 2002, accrued interest of $918,000 will be added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and accrued interest on the adjusted principal related to this stock repurchase was $9,892,000 as of June 30, 2002. Based upon our analysis of the 1996 Consulting Agreement and our expectations of fees under that agreement and our current sources of revenues, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as “non-current liabilities”. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the June 30, 2002 presentation. However, if we enter into the Termination Agreement and the Proposed 2002 Consulting Agreement with Barona Tribe or if we generate significant revenue under the 1996 Consulting Agreement beyond our expectations or from other sources, a portion of the interest due to Messrs. Ungar and Woods could be made in September 2003. In such case, we would classify the respective amount as a current liability at that time.

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

In connection with the proposed merger among VCAT, L. Donald Speer, II, and Speer Casino Marketing, the two note holders agreed to restructure our obligations to them relating to the Stock Purchase Agreement. The note holders have agreed, subject to the merger being approved by the shareholders, to reduce the outstanding obligations relating to the Stock Purchase Agreement to $8,333,000 and to exchange the previously issued notes for new contingent note obligations representing the reduced debt amount.

Liability to the Barona Tribe

We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,700,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called “advances of future consulting fees.” The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at June 30, 2002 of $1,212,000, is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. VCAT and the Barona Tribe are currently negotiating a possible new business relationship that could, among other things, result in the release of all liabilities between the two parties, including the $3,700,000 in advances of future consulting fees. Depending on the outcome, if the obligation is forgiven by the Barona Tribe, we may have an additional source of liquidity in the sense that the debt may not have to be repaid; however, if the obligation is not forgiven, we may have to repay the debt. We are not certain on how this issue will ultimately be resolved.

Factors That May Affect Future Results

The risks described below are not the only ones that we face. Any of the following risks could seriously harm our business, financial condition or results of operations. The following risk factors could cause our actual results to differ materially from those contained in forward-looking statements made in this annual report on Form 10-KSB or presented elsewhere by management from time to time.

Our revenues are currently dependent upon one client, the Barona Tribe.

We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. During the period from May 2001 to June 2002, we received no revenue from the Barona Tribe primarily due to the increased level of expenses resulting from the expansion of the Barona Casino and the development of the Barona Valley Ranch. To the extent that we are not able to diversify our sources of revenue, it is likely that we will continue to be subject to periods in which there may be no revenues. To the extent that we do not have sufficient cash or access to other financing, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

We have entered into subordination agreements which, under certain circumstances, may preclude the Barona Tribe from making payments to us under the 1996 Consulting Agreement or, if executed, the Proposed 2002 Consulting Agreement, with the Barona Tribe.

Our right to receive fees under the 1996 Consulting Agreement is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which no fees shall be paid to us if there is a default by the Barona Tribe under the applicable financing documents. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino’s operations which may result in the Barona Tribe being precluded from making payments to us under the 1996 Consulting Agreement (assuming income at the Barona Casino increased to a level which allowed us to earn consulting fees under that agreement) and, if executed, the Proposed 2002 Consulting Agreement. During periods of economic contraction, the Barona Casino’s revenues may decrease while some of its costs remain fixed or, as will be the case for the foreseeable future, its costs will increase as a result of the expansion project, resulting in decreased net income for the Barona Casino. If as a result of negative economic or other adverse conditions the Barona Tribe is precluded from making payments to us under the applicable consulting agreements, we will still be obligated to provide services to the Barona Tribe under the agreements and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur and we are not able to identify alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

We have incurred substantial losses recently and our future sources of revenues are uncertain.

We have incurred net losses of $5,715,000 and $18,510,000 during the fiscal years ended June 30, 2002 and 2001, respectively. At June 30, 2002, our total liabilities exceeded our assets by $5,828,000. From May 2001 to June 2002, we did not receive any consulting fees from our only client, the Barona Tribe, under the 1996 Consulting Agreement. Although we have generated revenues from the 1996 Consulting Agreement in recent months and expect to generate revenues in September and October 2002, the amount of such revenues have been variable and unpredictable. It is uncertain whether we will generate any revenues from the 1996 Consulting Agreement with the Barona Tribe from November 2002 through the end of the term of the 1996 Agreement. In addition, we have not received any revenues from our recently-launched Mariposa software product and there can be no assurance that Mariposa will result in additional clients or revenues. Unless we begin to generate significant and consistent revenues from the rendering of consulting services or from other sources, we will continue to operate with significant losses, which could have a material adverse effect on our business and financial condition.

Our pursuit of strategic alternatives has utilized significant resources.

We have formed two special committees of independent directors to identify strategic alternatives available to us. In addition, two purported class action lawsuits have been filed against us seeking primarily to enjoin the proposed merger with Speer Casino Marketing. While the alternative study has narrowed the available alternatives, the costs related to the process have been, and are expected to be during the next several months, substantial. There can be no assurance that the Merger will be completed. Whether or not the merger is completed, the process will increase our expenses and decrease cash resources.

We have limited recourse against tribes and tribal assets.

Our principal recourse from a tribe for collection of indebtedness or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe’s indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe’s indebtedness or fees due to us may not be paid, if at all, until any senior creditors have been repaid in full. As discussed above, if the Barona Tribe is precluded from paying fees to us under the consulting agreement because of our agreement to subordinate payments of our fees to the repayment of the Barona Tribe’s senior debt, we will be forced to attempt to obtain alternative sources of revenues to finance our operations. If we are not able to obtain alternative sources of revenues, it is likely that we will be forced to liquidate and dissolve and, in such case, you may lose your investment in us.

Approval of the 1996 Consulting Agreement by appropriate regulatory authorities is still pending.

Appropriate regulatory authorities have not yet approved the 1996 Consulting Agreement. If the 1996 Consulting Agreement is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a further material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

There has been an increase in competition for our only client.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from four to nine since 2000 and there may be additional casinos that attempt to open in this area, all of which may be competing for customers. This increased competition could reduce the profit levels achieved at the Barona Casino further reducing the likelihood of fees to us under the 1996 Consulting Agreement.

We may not be able to successfully market the Mariposa software product to other clients.

We are currently evaluating the Mariposa software product at the Barona Casino. There can be no assurance that the Mariposa will continue to perform satisfactorily, that we will be able to license it to customers or that it will produce revenues. In addition, in the course of our recent negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that VCAT has exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. However, in connection with our ongoing negotiations with the Barona Tribe relating to the Proposed 2002 Consulting Agreement and the proposed joint venture, we have discussed with the Barona Tribe the possibility of sharing with the Barona Tribe, under certain circumstances, a portion of the net profits, if any, of Mariposa.

Mariposa could contain undetected errors or failures.

If we license Mariposa, it may contain undetected errors or failures. This may result in the loss of, or delay in, the market acceptance of Mariposa and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures.

Errors in Mariposa also may be caused by defects in third-party software incorporated into our software. If so, we may not be able to fix the defects without the cooperation of the software providers. Since these defects may not be as significant to the software provider as they are to us, we may not receive the rapid cooperation that it requires. We may not have the contractual right to access the source code of third-party software and, even if we have the right to access the source code, we may not be able to fix the defect. Our customers could seek significant compensation from us for their losses resulting from defects in our products. Even if unsuccessful, a product liability claim brought against us could be time consuming and costly.

The rapid pace of change in the software industry could render Mariposa unmarketable.

If we are unable to market and/or continue to develop Mariposa on a timely and cost-effective basis, we may not realize any revenues from the sale or license of the software. The life cycle of software is difficult to predict because the market is characterized by rapid technological change and changing customer needs. The introduction of software employing new technologies could render Mariposa obsolete and unmarketable. In marketing and/or developing Mariposa, we may:

•	fail to respond to technological changes in a timely or cost-effective manner;

•	encounter software products, capabilities or technologies developed by others that render Mariposa obsolete or noncompetitive or that shorten the life cycle of Mariposa;

•	experience difficulties that could delay or prevent the successful development, introduction and marketing of Mariposa; or

•	fail to achieve market acceptance of Mariposa.

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

We are dependent upon our Chairman, Chief Executive Officer and Chief Operating Officer.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board, Chief Executive Officer and Chief Operating Officer. The loss of Mr. Speer’s services, for any reason, may have a material adverse effect on our prospects. We have not entered into any employment agreements with Mr. Speer and there is nothing preventing him from departing at any time from employment with us. There can be no assurance that we will be able to find a suitable replacement. To the extent that Mr. Speer’s services become unavailable or if Mr. Speer were to resign and such departure results in our inability to fulfill our obligations under the 1996 Consulting Agreement or, if executed, the Proposed 2002 Consulting Agreement, then the Barona Tribe will have the right to terminate either of the consulting agreements.

Our stock has been delisted from the Nasdaq Stock Market.

On August 15, 2001, our common stock was delisted from the Nasdaq National Market for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our common stock currently trades on the Over-The-Counter (“OTC”) Bulletin Board. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely effected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

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

Item 7.    Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Venture Catalyst Incorporated
San Diego, California

We have audited the accompanying consolidated balance sheet of Venture Catalyst Incorporated as of June 30, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venture Catalyst Incorporated as of June 30, 2002, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/    GRANT THORNTON LLP

Irvine, California
September 25, 2002

VENTURE CATALYST INCORPORATED

CONSOLIDATED BALANCE SHEET

June 30, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$8,908,095
Accounts receivable, net	65,390
Prepaid expenses and other current assets	66,770

Total current assets	9,040,255
Non-Current Assets:
Capitalized software, net	222,761
Property, plant and equipment, net	150,202
Deposits and other assets	199,125
Restricted cash	133,000
Non-current receivables (net of allowance of $249,116)	38,121

Total non-current assets	743,209

Total assets	$9,783,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances of future consulting fees—Barona Tribe	$3,712,450
Accounts payable and accrued expenses	858,837

Total current liabilities	4,571,287
Long-Term Debt	9,892,118
Accrued consulting costs, non-current	1,148,380

Total liabilities	15,611,785

Commitments and Contingencies	—

Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207
Additional paid-in-capital	11,945,525
Deferred compensation	(2,605)
Retained deficit	(17,778,447)

Total shareholders’ deficit	(5,828,321)

Total liabilities and shareholders’ deficit	$9,783,464

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended June 30,

	2002	2001
Revenues:
Client services	$—	$8,840,260
Operating Expenses:
Cost of revenues	2,522,147	7,035,708
Cost of services-anticipated contract loss	2,329,813	—
General and administrative expenses	3,499,062	6,780,685
Restructuring expenses and related asset impairment	89,818	7,234,609
Impairment of deferred contract costs	—	1,899,767
Amortization of intangible assets and stock-based compensation	24,729	1,064,951

Operating expenses	8,465,569	24,015,720

Operating loss	(8,465,569)	(15,175,460)
Other Income (Expense):
Interest income	130,653	467,569
Interest expense	(900,850)	(804,428)
Gain on sale of Internet domain names	—	1,000,000
Loss on impairment of investments and other	(181,604)	(4,625,162)

Other expense	(951,801)	(3,962,021)

Loss before income taxes	(9,417,370)	(19,137,481)
Income tax benefit	3,702,815	627,210

Net Loss	$(5,714,555)	$(18,510,271)
Other Comprehensive Loss, Net of Tax:
Unrealized gain on securities	—	191,383

Comprehensive Loss	$(5,714,555)	$(18,318,888)

Basic and diluted loss per share:
Net loss per share	$(.79)	$(2.53)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,326,301

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Years Ended June 30, 2002 and 2001

	Common Stock			Additional Paid in Capital	Unrealized Losses	Deferred Compensation	Retained Earnings (Deficit)	Total Shareholders’ Deficit
	Shares	Amount	Treasury
Balance at June 30, 2000	7,247,490	$7,248	$—	$13,387,560	$(191,383)	$(1,674,387)	$6,446,379	$17,975,417
Issuance of shares for acquisition	175,000	175	—	699,825	—	—	—	700,000
Cancelled Shares	(8,334)	(8)	—	(71,664)	—	—	—	(71,672)
Non-employee stock option grants	—	—	—	46,892	—	(46,892)	—	—
Amortization of deferred compensation	—	—	—	—	—	473,412	—	473,412
Cancellation of stock options related to employee terminations	—	—	—	(760,870)		760,870	—	—
Remeasurement of stock options under “modification accounting”	—	—	—	(1,018,175)	—	458,693	—	(559,482)
Change in unrealized loss on securities	—	—	—	—	191,383	—	—	191,383
Repurchase of common stock	—	—	(337,282)	—	—	—	—	(337,282)
Net loss	—	—	—	—	—	—	(18,510,272)	(18,510,272)

Balance at June 30, 2001	7,414,156	$7,415	$(337,282)	$12,283,568	$—	$(28,304)	$(12,063,893)	$(138,496)
Non-employee stock option grants	—	—	—	1,749	—	(1,749)	—	—
Amortization of deferred compensation	—	—	—	—	—	25,566	—	25,566
Remeasurement of stock options under “modification accounting”	—	—	—	(2,718)	—	1,882	—	(836)
Treasury shares, cancelled	(207,558)	(208)	337,282	(337,074)	—	—	—	—
Net loss	—	—	—	—	—	—	(5,714,555)	(5,714,555)

Balance at June 30, 2002	7,206,598	$7,207	$—	$11,945,525	$—	$(2,605)	$(17,778,448)	$(5,828,321)

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2002	2001
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(5,714,555)	$(18,510,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175,778	1,565,545
Provision for bad debts	3,150	380,829
Write-off of asset classified as other asset	—	10,101
Loss on disposal of assets	122,820	610,844
Income taxes	—	627,210
Amortization of stock-based compensation	25,566	473,412
Remeasurement of stock options	(836)	(559,482)
Loss on impairment of intangible assets	—	5,366,919
Loss on impairment of deferred contract costs	—	1,899,767
Loss on impairment of investments	56,795	4,173,294
Equity and convertible notes received for services	—	(292,992)
Changes in assets and liabilities:
Due from Barona Tribe—expansion project	7,685,296	2,000,000
Accounts receivable	381	612,854
Income tax receivable	1,171,767	(1,171,767)
Prepaid expenses and other current assets	(20,140)	458,080
Deposits and other assets	19,093	94,675
Accounts payable and accrued expenses	149,740	853,843
Deferred revenues	—	(301,708)
Accrued consulting costs	1,148,380	—
Advances of future consulting fees	30,209	802,970

Net cash provided by (used in) operating activities	4,853,445	(905,878)

Cash flows (used in) provided by investing activities:
Purchase of short-term investments and convertible notes	(1,600)	(144,801)
Purchase of available-for-sale securities	—	(50)
Payment on restricted investment in bonds	—	395,812
Release of restricted cash	—	1,522,460
Purchase of furniture and equipment	(43,677)	(309,535)
Payments received on loans	—	345,275
Issuance of loans	—	(255,667)

Net cash (used in) provided by investing activities	(45,277)	1,553,494

Cash flows used in financing activities:
Payment of notes payable	—	(977,150)
Repurchase of common stock	—	(337,282)

Net cash used in financing activities	—	(1,314,432)

Net increase (decrease) in cash	4,808,168	(666,816)
Cash at beginning of period	4,099,927	4,766,743

Cash at end of period	$8,908,095	$4,099,927

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$373,883

Supplemental disclosure of non-cash investing and financing activities:
Acquisition:
Fair value of tangible assets acquired	—	$4,426
Goodwill	—	695,574
Liabilities assumed	—	—
Stock issued (175,000 shares)	—	(700,000)

Cash paid	$—	$—

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

Note 1.    The Company

Venture Catalyst Incorporated (“VCAT”) provides gaming consulting and infrastructure and technology integration services in the California Native American gaming market. VCAT offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions, and professional and technical expertise. VCAT acts as a critical resource partner, available to work with clients during every stage of their development and financial growth. VCAT currently has one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe.

During fiscal 2001, VCAT initiated a research and development project focused on creating a fully integrated customer relationship management and marketing software product for the gaming and hospitality industry which VCAT refers to as Mariposa (“Mariposa”). Mariposa, which VCAT formerly referred to as “CRM software”, works in conjunction with a casino’s existing player tracking and other data systems, transforming raw data into useful, useable information. In fiscal 2002, VCAT completed a working model of Mariposa that has been deployed at its client’s facility, the Barona Casino. In June 2002, VCAT completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry. Although the initial response from potential clients has been positive, VCAT has not received any revenues from Mariposa and there can be no assurance that Mariposa will result in additional clients or revenues.

Note 2.    The Merger

On May 13, 2002, VCAT signed a definitive merger agreement with L. Donald Speer, II, VCAT’s Chief Executive Officer, President and Chairman of the Board, and Speer Casino Marketing, Inc. (“Speer Casino Marketing”), a Delaware corporation. Speer Casino Marketing is a newly formed corporation established for purposes of the proposed merger and is wholly-owned by Mr. Speer. Under the terms of the merger, VCAT will be merged into Speer Casino Marketing, which will remain as the surviving corporation.

If the merger is completed, each issued and outstanding share of VCAT’s common stock, other than (a) shares of its common stock held by Speer Casino Marketing, Inc (“Speer Casino Marketing”), which shares shall be cancelled without any payment therefor, and (b) shares of its common stock held by shareholders who properly exercise dissenters’ rights, which shares will be subject to appraisal in accordance with Utah or California law, will be converted into the right to receive: (i) $0.65 in cash, without interest, and (ii) additional contingent payments, if any, over the first five years following the effective time of the merger.

The merger is subject to the approval of VCAT’s shareholders and other closing conditions, including Speer Casino Marketing obtaining financing for the purchase of the outstanding shares of VCAT’s common stock and that VCAT’s outstanding obligations to two of its shareholders relating to a 1996 stock repurchase shall have been restructured. Pursuant to the terms of the merger agreement, if the merger is not consummated on or prior to September 30, 2002, Mr. Speer or VCAT will have the right to terminate the merger agreement.

Two purported class action lawsuits have subsequently been filed seeking primarily to enjoin the merger of VCAT and Speer Casino Marketing. The complaints allege that the defendants violated their fiduciary duties to its shareholders and that the consideration to be paid to the public shareholders of VCAT in the merger is inadequate. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement was entered into in breach of the defendants’ fiduciary duties and an injunction from proceeding with or closing the proposed merger. There can be no assurance that the proposed merger will be completed.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Note 3.    Business Uncertainties

VCAT has incurred net losses of $5,715,000 and $18,510,000 during the fiscal years ended June 30, 2002 and 2001, respectively. At June 30, 2002, VCAT’s total liabilities exceeded its assets by $5,828,000. From May 2001 to June 2002, VCAT did not receive any consulting fees from its only client, the Barona Tribe, under the 1996 Consulting Agreement. Although VCAT has generated revenues from the 1996 Consulting Agreement in recent months and expects to generate revenues in September and October 2002, the amount of such revenues have been variable and unpredictable. It is uncertain whether VCAT will generate any revenues from the 1996 Consulting Agreement with the Barona Tribe from November 2002 through the end of the term of the 1996 Agreement. In addition, VCAT has not received any revenues from its recently-launched Mariposa software product and there can be no assurance that Mariposa will result in additional clients or revenues. Unless VCAT begins to generate significant and consistent revenues from the rendering of consulting services or from other sources, VCAT will continue to operate with significant losses, which could have a material adverse effect on its business and financial condition.

Note 4.    Summary of Significant Accounting Policies

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

Under the 1996 Consulting Agreement, the Barona Tribe has the right to draw a minimum income stream from the net income of the Barona Casino (the “Tribal Draw”), which consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Casino.

The amount earned by and payable to VCAT in a given month, which VCAT refers to as the “net consulting fee,” is determined through a series of calculations. First, a gross consulting fee for the month is calculated in accordance with the formula set forth in the 1996 Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Casino, including certain adjustments in accordance with the terms of the agreement, exceeds a fixed base amount.

Next, the net consulting fee is determined. The net consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the 1996 Consulting Agreement, VCAT’s net consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net income of the Barona Casino after the Tribal Draw is made. To the extent the net operating income of the Barona Casino is insufficient to cover both VCAT’s gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and VCAT’s gross consulting fee is reduced accordingly. The amount by which VCAT’s gross consulting fee is reduced becomes a “deferred fee” which it could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Casino exceeds the

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

sum of the Tribal Draw and VCAT’s gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

Since VCAT’s monthly net consulting fee cannot be less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the Tribal Draw, the gross consulting fee will be adjusted downward, VCAT’s net consulting fee for that month will be zero and a shortfall with respect to the Tribal Draw will be created. Once a Tribal Draw shortfall has been created, the net operating income of the Barona Casino for a given month is allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to VCAT’s consulting fees. If the net operating income from the Barona Casino is less than the sum of the Tribal Draw for the current month and a Tribal draw shortfall exists from prior months, the balance of the Tribal Draw shortfall is increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall is carried forward indefinitely until it is eliminated in subsequent months where the net operating income is sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall exists, VCAT’s net consulting fees are zero.

If at any time expected future costs exceed expected future revenues under the 1996 Consulting Agreement VCAT will record a loss, if applicable, related to the agreement. (See Note 5—Agreements with the Barona Tribe). VCAT will continue to review the estimates related to the 1996 Consulting Agreement and will adjust the loss and accrued consulting costs accordingly.

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

VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date, VCAT has not experienced any losses in such accounts. VCAT’s cash equivalents consist primarily of commercial paper and U.S. treasury securities with maturities ranging from one month to three months. Interest rates earned during fiscal 2002 on such investments ranged from 1.4% to 2.3%.

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

F.    Advances of Future Consulting Fees—Barona Tribe

VCAT currently has an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,700,000. These advances represent payments made to VCAT in excess of consulting fees earned and are unsecured and non-interest bearing. VCAT and the Barona Tribe are currently negotiating a possible new business relationship that could, among other things, result in the release of all liabilities between the two parties, including the $3,700,000 in advances of future consulting fees.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

G.    Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when it is more likely that a portion of deferred tax assets will not be realized. (See Note 17—Income Taxes).

H.    Loss Per Share

Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Below is the calculation of basic and diluted loss per share for the past two fiscal years:

	June 30,
	2002	2001
Net loss available to common shareholders	$(5,714,555)	$(18,510,271)

Weighted average shares outstanding—Basic and diluted	7,206,598	7,326,301

Net loss per common share—Basic and diluted	$(.79)	$(2.53)

Options to purchase 5,216,062 shares of VCAT’s common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at June 30, 2002, which expire on various future dates through 2011. During fiscal 2002 options were not included in the computation of diluted EPS because they were anti-dilutive.

I.    Comprehensive Loss

Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of shareholders’ deficit. VCAT reported unrealized gains on investments as a component of comprehensive loss.

J.    Accounting for Stock Options

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continue to recognize compensation expense under previously existing accounting pronouncements and provide pro forma disclosures of net income and, if presented, earnings per share, as if the above-referenced fair value method of accounting was used in determining compensation expense. VCAT continues to account for stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). VCAT has included additional disclosures about stock-based employee compensation plans required by SFAS No. 123 (See Note 19).

Deferred compensation appearing in the consolidated financials statements relates to stock options that were granted to non-employees. The options were valued using either the Black-Scholes option-pricing model or the fair value of services received and the value is charged to expense over the service period. Unearned amounts are shown as deferred compensation in the shareholders’ deficit section of the balance sheet. In fiscal 2001, $760,870 of previously recorded deferred compensation was cancelled due to option cancellations.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

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

L.    Fair Value of Financial Instruments

Management believes that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents and restricted cash approximate their estimated fair values. Management believes the fair values of notes payable approximate their carrying values based on the current rates for instruments with similar characteristics.

M.    Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion costs are expensed as incurred and in fiscal 2002 and fiscal 2001 were $156,000 and $569,000, respectively.

N.    Certain Reclassifications

Certain reclassifications of fiscal 2001 balances have been made to conform to the fiscal 2002 financial presentation.

O.    Capitalized Software

Software costs incurred in creating computer software products that are going to be marketed are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale, and the capitalized software costs are subsequently reported at the lower of unamortized cost or net realizable value. VCAT considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product’s estimated revenues method, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. VCAT periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.

During fiscal 2002 VCAT capitalized $247,000 of its software development costs. The product was completed on June 30, 2002 and no further capitalization is expected. VCAT is amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs was $24,000 in fiscal 2002 and is included in “cost of revenues”.

Note 5.    Agreements with the Barona Tribe

VCAT has provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement”). The 1996 Consulting Agreement expires March 31, 2004, unless renewed or extended.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Based on projections provided to VCAT by the Barona Casino, revenues from the 1996 Consulting Agreement were expected to be zero for the balance of the term of the agreement in March 2004; however, under the terms of the agreement, VCAT is obligated to provide services to the Barona Tribe. In connection with the performance of these services VCAT incurs significant expense, and will continue to incur these expenses for the life of the 1996 Consulting Agreement, unless earlier terminated in connection with the Proposed 2002 Consulting Agreement. In the second quarter of fiscal 2002, VCAT recorded a loss for the estimated amount of the foreseeable expenses, which totaled $6,956,000. The amount was based on the assumption that (a) VCAT will continue to incur expenses of approximately $3,100,000 a year, a level consistent with the level of expenses being incurred at that time, and (b) VCAT will continue to provide services through the end of the current term of the agreement. The loss was recorded as “cost of services—anticipated contract loss”. VCAT established corresponding liabilities for the current and non-current amounts, which were classified as “accrued consulting costs”. As VCAT incurs costs in connection with providing services to the Barona Tribe under the 1996 Consulting Agreement, the liabilities are reduced by the amount of the costs incurred in the applicable period.

During the fourth quarter of fiscal 2002, VCAT reduced the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $4,626,000, as a result of a change in estimate, based on (a) earned aggregate net consulting fees from the 1996 Consulting Agreement in July and August 2002 of $1,690,000, (b) expected aggregate net consulting fees of approximately $1,400,000 in September and October 2002 and (c) a reduction of the estimated amount of the foreseeable expenses of $1,522,000. VCAT did not expect to receive any additional net consulting fees under the 1996 Consulting Agreement when the cost of services—anticipated contract loss was originally recorded in the second quarter of fiscal 2002. During March, May and June 2002, revenues at the Barona Casino were higher than expected and expenses at the Barona Casino were lower than expected resulting in significantly higher net operating income for the Barona Casino as compared to the Barona Casino’s projections. As a result, VCAT’s gross consulting fees under the 1996 Consulting Agreement were significantly higher than expected in those months. However, pursuant to the terms of the 1996 Consulting Agreement, before VCAT earns and is entitled to be paid a net consulting fee, any cumulative shortfall with respect to the Tribal Draw must first be eliminated. As a result of the increase in net operating income at the Barona Casino in March, May and June 2002, the cumulative Tribal Draw shortfall was reduced from approximately $3,300,000 to $149,000, but no net consulting fees were earned by or paid to VCAT. In July 2002 and August 2002 the remaining shortfall was eliminated and VCAT earned an aggregate of $1,690,000 in net consulting fees and based on VCAT’s recent analysis of the 1996 Consulting Agreement VCAT expects to earn and be paid approximately $1,400,000 in aggregate net consulting fees for September and October 2002. Furthermore, during the last two quarters of fiscal 2002, the costs to provide services under the 1996 Consulting Agreement were lower than originally estimated and further costs reductions are expected in the future, resulting in an aggregate reduction to the estimated foreseeable amount of expenses of $1,522,000.

The balance of accrued consulting costs at June 30, 2002, was $1,148,000 which represents the amount the estimated foreseeable expenses incurred in performance of services will exceed the expected revenues under the 1996 Consulting Agreement. The balance of the accrued consulting costs will fluctuate throughout the term of the agreement as a result of the timing of revenues received and costs incurred. The accrued consulting costs will increase in any period when revenues are received that are in excess of costs incurred and a corresponding increase in cost of services will be recorded in order to reflect no income from the agreement. Alternatively, when costs incurred exceed revenues received in any period, the accrued consulting costs will be reduced such that the agreement will have no impact on the income of VCAT.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

The following matters, among others, could impact the actual amount of the loss recorded in connection with the 1996 Consulting Agreement:

(a)	the actual amount of expenses incurred could differ from the amount of the estimated foreseeable expenses, resulting in an upward or downward adjustment to the loss and corresponding liabilities;

(b)
based on VCAT’s analysis of the 1996 Consulting Agreement, VCAT is uncertain as to whether VCAT will earn fees from the 1996 Consulting Agreement through the end of its current term in March 2004, other than the fees VCAT estimates it will earn and be paid for September and October 2002 and depending on the actual results or VCAT’s revised estimates, the loss and corresponding liabilities could be adjusted upward or downward; and

(c)
if the 1996 Consulting Agreement is terminated as a result of entering into the Proposed 2002 Consulting Agreement and Termination Agreement with the Barona Tribe pursuant to terms substantially similar to those currently being discussed, or if VCAT otherwise terminates the 1996 Consulting Agreement in such a manner that VCAT would not be obligated to perform services under such agreement, the remaining loss and corresponding liabilities would be reduced to zero.

VCAT will continue to review these matters and the estimated loss and liabilities related to the 1996 Consulting Agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.

VCAT is currently negotiating a new consulting agreement with the Barona Tribe. There can be no assurance that VCAT will successfully complete the Proposed 2002 Consulting Agreement or that the final terms will not differ materially from those described herein. The 1996 Consulting Agreement will be terminated if and when the Proposed 2002 Consulting Agreement is effective. Based upon VCAT’s current negotiations with the Barona Tribe, VCAT estimates that it will be paid a monthly fee of $475,000 for consulting services rendered to the Barona Tribe. Included in the fee will be a Mariposa software license. Fees under the agreement will continue to be subordinated to the terms of the current intercreditor and subordination agreement (the “Subordination Agreement”) relating to the Tribe’s loan facility with Wells Fargo Bank, N.A. which is being used to develop the Barona Valley Ranch. VCAT expects that the term of the Proposed 2002 Consulting Agreement will be one year, and that the Tribe will have the unilateral right to extend the term for an additional year.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Of particular note, the Proposed 2002 Consulting Agreement will not contain a waiver of the Barona Tribe’s sovereign immunity and has limited dispute resolution provisions. VCAT expects that the Proposed 2002 Consulting Agreement may be terminated by either party upon 60 days written notice, however, if the Barona Tribe terminates the Agreement without cause, the Tribe will be liable for payment to VCAT, or its successor, for the consulting fees payable under the remaining term of the Proposed 2002 Consulting Agreement, as if the Agreement had not been terminated.

In connection with, and as a condition to, entering into the Proposed 2002 Consulting Agreement, VCAT expects the Barona Tribe to enter into a Termination Agreement (the “Termination Agreement”) with VCAT which will terminate the 1996 Consulting Agreement. In addition, the Barona Tribe and VCAT will unconditionally release each other from all claims or liabilities existing now or in the future resulting from the 1996 Consulting Agreement. The Termination Agreement is particularly significant because it will release an approximate $3,700,000 liability on VCAT’s books related to the 1996 Consulting Agreement. Additionally, the Termination Agreement will end VCAT’s obligation to provide consulting services to the Barona Tribe under the 1996 Consulting Agreement which did not generate any consulting fees to VCAT from May 2001 through June 2002, and based on its analysis of the 1996 Consulting Agreement, it is uncertain whether the agreement will generate any additional consulting fees to VCAT through March 2004, the end of the term of the agreement, therefore, VCAT is continuing with the current negotiations to enter into the Proposed 2002 Consulting Agreement with the Barona Tribe.

In March 1999, the NIGC commenced a preliminary review of VCAT’s relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. (See Note 18C—Commitments and Contingencies NIGC Review.)

Note 6.    Deferred Contract Costs

Pursuant to oral agreements with the Barona Tribe, VCAT agreed to fund, or to arrange acceptable financing for, the construction of facility improvements, furniture and equipment, the establishment of initial working capital, and the losses, if any, of the Barona Casino’s operations. Because the Barona Tribe did not allow its land to be encumbered and did not assume liability for any of these obligations, VCAT capitalized those costs incurred as “deferred contract costs” since VCAT had the ultimate responsibility for such costs incurred in connection with developing the Barona Casino and VCAT’s management believed that these costs were fully recoverable over the life of the consulting agreement through receipt of fee income from the Barona Tribe. Amortization of the deferred costs is calculated using the straight-line method over the remaining term of the consulting agreement. Under the terms of the consulting agreement, title to the Barona Casino facilities, furniture and equipment rests solely with the Barona Tribe, unless the Barona Tribe agrees otherwise. At this time, VCAT has no plans to contribute additional funds to the Barona Casino or the Barona Tribe in the form of deferred contract costs.

On an ongoing basis, VCAT reviewed the valuation and recoverability of these unamortized deferred contract costs. At the end of fiscal 2001, VCAT fully reduced the carrying value of the deferred contract costs, which were $1,900,000, based on the nominal fee income received during the last two quarters of fiscal 2001, and the reduced fee expectations from the Barona Tribe for the balance of the term of the consulting agreement at that time. This amount was recorded as “Impairment of Deferred Contract Costs”.

Note 7.    Business Concentration

Historically, a significant portion of VCAT’s revenue has been earned from its only current client, the Barona Tribe. VCAT received no consulting fees from the Barona Tribe during fiscal 2002 and based on its

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

analysis of the 1996 Consulting Agreement, VCAT is uncertain whether it will generate any additional consulting fees under the agreement through the end of its current term in March 2004 other than the expected aggregate fees of $1,400,000 in September and October 2002. During fiscal 2001, revenues from the Barona Tribe were $7,069,000, or 80% of total revenues, substantially all of which was earned during the first two quarters of fiscal 2001.

Note 8.    Due From Barona Casino—Expansion Project

The Barona Tribe is in the development stage of an approximately $260,000,000 expansion project. VCAT assisted the Barona Tribe in obtaining outside financing for the project. Prior to obtaining such outside financing, VCAT shared in funding the expansion costs incurred with the Barona Tribe. VCAT advanced an aggregate of $9,685,000, substantially all of its commitment of up to $10,000,000 as an unsecured, non-interest-bearing advance to the Barona Tribe. These advances were accounted for as a receivable from the Barona Tribe to VCAT.

In fiscal 2001, the Barona Tribe used a portion of a bridge loan to repay $2,000,000 of the outstanding advances made by VCAT to the Barona Tribe prior to the Barona Tribe obtaining all of its outside financing to fund its expansion project. In July 2001, the Barona Tribe obtained permanent financing of $200,000,000. In October 2001, management requested that the Barona Tribe repay to VCAT $7,685,000, representing the remaining amount of advances that VCAT had made to the Barona Tribe. In October 2001, the Barona Tribe repaid the $7,685,000 to VCAT.

Note 9.    Acquisitions

In August 1998, VCAT acquired all of the outstanding capital stock of Cyberworks, Inc. (“Cyberworks”) in exchange for shares of its common stock and $500,000 in cash. In January 2000, VCAT acquired all outstanding shares of capital stock of webinc., Inc. (“webinc”) in exchange for 6,884 shares of its common stock and $20,000 in cash. In March 2000, VCAT acquired all of the outstanding shares of capital stock of CT Interactive Incorporated (“CTI”) in exchange for 230,474 shares of its common stock and $300,000 in cash. In August 2000, VCAT sold the Cyberworks Internet domain names for $1,000,000 and agreed to cease using the business name. In September 2000, the operations of Cyberworks, webinc and CTI were merged into VCAT. In July 2000, VCAT acquired all of the outstanding shares of capital stock of DayPlan.com, Inc. (“DayPlan”), in exchange for 175,000 shares of its common stock. In April 2001, VCAT decided to stop offering the services provided by DayPlan and in February 2002, DayPlan was merged into VCAT. DayPlan did not generate any revenues. VCAT has no remaining subsidiaries.

During fiscal 2001, VCAT realigned its operations to focus all business activities solely on the gaming industry. This decision resulted in the cessation of substantially all of its venture capital, Internet and technology services and a transition of all non-gaming clients to other service providers. In connection with the restructuring, during the second quarter of fiscal 2001, VCAT fully reduced the carrying value of the remaining goodwill associated with the above acquisitions, totaling $5,367,000, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” At the time of the restructuring, VCAT deemed an impairment of the full amount of the carrying value of the remaining goodwill had occurred because the underlying businesses and services related to the goodwill had been eliminated and VCAT no longer expected to generate any future cash flows from these assets.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Note 10.    Held-to-Maturity Investments and Restricted Cash

From June 1996 to May 1997, VCAT provided consulting services to the Klamath and Modoc Tribes and the Yahooskin Band of Snake Indians (collectively, the “Klamath Tribes”). The Klamath Tribes constructed the Kla-Mo-Ya Casino near Chiloquin, in south central Oregon, a gaming facility funded by revenue bonds issued by the Klamath Tribes. In connection with such bond financing, at the beginning of fiscal 2001, VCAT had a net investment of $396,000 in revenue bonds with a principal face amount of $400,000. As a condition of the bond financing, VCAT agreed to hold the bonds for a five-year period. In addition, pre-opening costs and expenses of approximately $1,500,000 were financed by loans made pursuant to a third-party bank credit agreement with the Klamath Tribes. VCAT pledged a certificate of deposit for $1,518,000 as collateral for such loans. In October 2000, the Klamath Tribes refinanced their outstanding debt, which defeased the bonds and released the certificate of deposit. In December 2000, the Klamath Tribes redeemed bonds held by VCAT with a face amount of $105,000. In March 2001, VCAT sold the remaining bonds for $302,000.

In December 1997, VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT’s prior corporate office. This space has been subleased although the letter of credit remains in place. The letter of credit matures on October 31, 2002.

Note 11.    Available-for-Sale Securities

VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement. Available-for-sale securities at June 30, 2002 consisted of investments in:

•	Senscom, Inc.

•	Idealabs, Inc.

•	companyfinance.com, Inc.

•	A Bid of Time, Inc. (formerly “Watchnet, Inc.”)

•	SeatAdvisor, Inc.

•	Brand Equity, Inc. (formerly KINeSYS Pharmaceutical, Inc.)

•	MobilePro Corporation (formerly “CraftClick.com, Inc.”)

•	clickNsettle.com, Inc.

•	Ultrexx Corporation

•	Asset Equity Group (formerly “WorldNet Resource Group, Inc.”)

•	TheBigHub.com, Inc.

Collectively, these investments had no carrying value at June 30, 2002. VCAT will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

During fiscal 2002, Watchnet, Inc (“Watchnet”) was purchased by A Bid of Time, Inc. (“ABOT”), a private company that operates a similar business as Watchnet. Upon completion of the transaction, the Watchnet investment was converted into common shares of ABOT. The investment is deemed to have no value at this time.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

During fiscal 2001, VCAT realized losses for impairment charges related to its available-for-sale securities. To fully reduce the carrying value of the investments, VCAT recorded the following losses: (a) $1,400,000 for the investment in Predict It, Inc; (b) $1,119,000 for the investment in CraftClick.com, Inc. (now MobilePro Corporation); (c) $250,000 for the investment in Watchnet (now ABOT); (d) $200,000 for the investment in eFresh Incorporated; (e) $130,000 for the investment in Ultrexx Corporation; (f) $100,050 for the investment in SeatAdvisor, Inc.; (g) $100,000 for the investment in Senscom, Inc.; (h) $100,000 for the investment in companyfinance.com, Inc.; (i) $100,000 for the investment in Idealabs, Inc.; (j)$76,000 for the investment in Invigo, Inc.; (k) $64,000 for the investment in TheBigHub.com, Inc.; (l) $40,000 for the investment in Bullet Point News, Inc.; (m) $31,695 for the investment clickNsettle.com, Inc.; and (n) $17,500 for the investment in WorldNet Resource Group, Inc.

During fiscal 2000, the carrying value of VCAT’s investment in KINeSYS Pharmaceutical, Inc. (“KINeSYS”) was fully reduced. In January 2001, VCAT agreed to exchange shares of KINeSYS and to convert an outstanding KINeSYS receivable, which was previously reserved for, for shares of Brand Equity, Inc., a company formed by the two principals of KINeSYS. Brand Equity has acquired the assets and most of the liabilities of KINeSYS, and is operating essentially the same business.

Additionally, VCAT holds securities, in the form of options, in the following companies:

•	MobilePro Corporation (formerly CraftClick.com, Inc.)

•	companyfinance.com, Inc.

These securities were given to VCAT as inducements to enter service agreements or for membership on an advisory board. Such securities have no established cost basis and were determined to have minimal value, due to the significant price premium over market price at the time of grant, and the limited operating history for these companies. VCAT will continue to monitor the operations of these companies and the valuation of the options, and will establish a fair value and record an unrealized gain, if deemed appropriate.

Note 12.    Convertible Notes Receivable

VCAT held convertible notes with an aggregate face value of $829,000 in Watchnet, Inc. (“Watchnet”), FastestLink, Inc., Asquare Communications, Inc., Rapidcare.com, Inc., simplegov.com, Inc., SeatAdvisor, Inc., and CraftClick, Inc. (“CTCK”). The notes were received for cash investments VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity, pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to June 2002. Collectively, these investments had no carrying value at June 30, 2002.

During fiscal 2002, VCAT realized a loss of $50,000 related to the convertible note in Watchnet. Watchnet was purchased by A Bid of Time, Inc. (“ABOT”), a private company that operates a similar business as Watchnet. Upon completion of the transaction, the convertible note was converted into common shares of ABOT. The investment is deemed to have no value at this time.

During fiscal 2001, VCAT realized aggregate losses of $779,000 related to the convertible notes as the companies were unable to secure necessary additional funding to repay the notes. Additionally, of the losses recorded, $80,000 was recovered in fiscal 2001, as CTCK secured sufficient additional funding to repay its note that matured during the period.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Note 13.    Restructuring Expenses and Related Asset Impairment

In connection with its restructuring plan, during the first quarter of fiscal 2002, VCAT recorded expenses of $154,000, consisting of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001. During the third quarter of fiscal 2002, VCAT reversed $64,000 of expenses related to remaining future rent obligations for the closed office, in connection with the sublease of the office space to a third party.

During fiscal 2001, VCAT recorded expenses and related asset impairment charges of $7,235,000, in connection with its restructuring plan, consisting of:

•	$5,367,000 for the impairment charges related to the write down of goodwill and intangibles relating to acquired businesses that focused on non-gaming clients and industries.

•
$892,000 for rent, sub-lease and lease termination charges, leasehold improvement obligations, and related facility expenses for offices that were closed due to the reduction in workforce. $150,000 is for related facility expenses, and $102,000 is for leasehold improvements and related obligations. The remaining $640,000 relates to existing and estimated lease termination expenses, for which VCAT will receive no benefit.

•	$608,000 for severance obligations in connection with the significant reduction in VCAT’s workforce.

•	$369,000 for various other expenses and asset write-offs related to the restructuring plan.

Restructuring costs for fiscal 2002 and 2001 were as follows:

	Balance as of 6/30/01	Utilization				Balance as of 6/30/02
		Expense	Non-cash	Cash	Adjustments
Leases/Facilities	$534,002	$154,000	$—	$578,529	$(64,182)	$45,291
Workforce	—	—	—	—	—	—
Intangible assets	—	—	—	—	—	—
Other	—	—	—	—	—	—

	$534,002	$154,000	$—	$578,529	$(64,182)	$45,291

	Balance as of 6/30/00	Utilization				Balance as of 6/30/01
		Expense	Non-cash	Cash	Adjustments
Leases/Facilities	$—	$891,633	$—	$357,631	$—	$534,002
Workforce	—	607,493	—	607,493	—	—
Intangible assets	—	5,366,920	5,366,920	—	—	—
Other	—	369,556	50,000	319,556	—	—

	$—	$7,235,602	$5,416,920	$1,284,680	$—	$534,002

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Note 14.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2002:

Computer equipment and software	$405,222
Equipment	32,499
Furniture	16,312
Automotive equipment	104,813

558,846
Accumulated depreciation	(408,644)

$150,202

Note 15.    Stock Repurchase/Long-Term Debt

A.    Stock Repurchase Obligation

In September 1996, VCAT entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing, (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000, (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance, and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if VCAT has closed a firm commitment underwritten public offering of securities of not less than $35,000,000 prior to the contingencies being met).

The Initial Contingent Obligations are contingent upon VCAT’s retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001 or June 30, 2002, accordingly, VCAT did not record the issuance of any additional notes during fiscal 2002 or fiscal 2001. The Second Contingent Obligation is subject to the following conditions: (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. Two of the foregoing criteria were satisfied during fiscal 2000. The contingent obligations will be recorded as the additional cost of the repurchase of VCAT’s common stock, as each contingency or condition is met.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of VCAT’s restricted stock and warrants to acquire an additional 145,000 shares of VCAT’s common stock at $5.89 per share were issued to retire the debt. The transaction resulted in a non-cash extraordinary loss of $324,000, attributable to the deemed value of the warrants.

All payments pursuant to the Stock Purchase Agreement and the notes are subject to VCAT’s ability to meet certain financial tests and compliance with certain state law provisions and VCAT’s Articles of Incorporation concerning repurchase transactions. Because of VCAT’s current financial position, VCAT was not required to make payments under the notes in September 2001 or 2002. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $843,000 was added to the principal amount of debt and in September 2002, accrued interest of $918,000 will be added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

If VCAT’s financial condition improves to the extent that VCAT meets the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, VCAT does not have sufficient cash on hand to pay the scheduled payments and sustain its ongoing operations, VCAT will need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to VCAT, or, if available it could have a material adverse affect on VCAT’s financial condition, or may result in dilution to VCAT’s shareholders.

The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2001) and accrued interest on the adjusted principal related to this stock repurchase was $9,892,000 as of June 30, 2002. Based upon VCAT’s analysis of the 1996 Consulting Agreement and its expectations of fees under that agreement and its current sources of revenues, VCAT does not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as “non-current liabilities”. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the June 30, 2002 presentation. However, if VCAT enters into the Termination Agreement and the Proposed 2002 Consulting Agreement with Barona Tribe or if VCAT generates significant revenue under the 1996 Consulting Agreement beyond its expectations or from other sources, a portion of the interest due to Messrs. Ungar and Woods could be made in September 2003. In such case, VCAT would classify the respective amount as a current liability at that time.

On May 13, 2002, VCAT (a) signed a definitive merger agreement with L. Donald Speer, II, VCAT’s Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer, and (b) entered into agreements with the two note holders of VCAT’s outstanding obligations relating the Stock Purchase Agreement to restructure the obligations to reduce the outstanding debt to $8,333,000 and to exchange the previously issued notes for new notes representing the reduced debt amount. The restructuring of VCAT’s indebtedness to the note holders is contingent upon the approval of the proposed merger and certain other conditions.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Debt payments related to the Stock Repurchase Obligation referenced above are scheduled as follows, if VCAT is permitted to make payments:

	Year Ending June 30,
	2003	2004	2005	2006	2007	Thereafter	Total
Ungar/Woods Note #1	$2,333,333						$2,333,333
Ungar/Woods Note #2	1,333,333	666,667					2,000,000
Ungar/Woods Note #3	666,666	666,667	666,667				2,000,000
Ungar/Woods Note #4			666,666	666,667	666,667		2,000,000
Interest added to principal	843,000	—	—	—	—	—	843,000

Total	$5,176,332	$1,333,334	$1,333,333	$666,667	$666,667	$0	$9,176,333

B.    NIGC Settlement Obligation

In January 1997, VCAT entered into a settlement agreement with the NIGC regarding VCAT’s relationship with the Barona Tribe (the “January Settlement Agreement”). Under the terms of the January Settlement Agreement, the NIGC held, among other things, that the relationship between the Barona Tribe and VCAT had benefited the Barona Tribe, and that VCAT had not violated any law. VCAT agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, VCAT agreed to contribute $2,000,000 to the Barona Tribe, payable in five equal annual installments, commencing in January 1997. VCAT accounted for the $2,000,000 in payments as deferred contract costs, which were being amortized over the remaining term of the Consulting Agreement (See Note 5). At June 30, 2001, VCAT had fully paid the $2,000,000 contribution.

Note 16.    Segment Reporting

During fiscal 2000, in connection with VCAT’s plan to leverage VCAT’s service capabilities and expand its client base, VCAT changed the way it managed its business and consolidated its operations into service groups that were combined into one reportable segment. All service groups were consolidated into the client services business segment, and are now being reported under “Client Services”. In September 2000, VCAT merged three of its wholly-owned subsidiaries, Cyberworks, CTI and webinc, into VCAT. During fiscal 2001, VCAT realigned its operations to focus solely on the gaming industry. Accordingly, VCAT does not consider segment reporting to be relevant and has discontinued such reporting.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Note 17.    Income Taxes

Deferred taxes are comprised of the following at June 30, 2002:

Net operating loss	$4,169,454
Capital loss carryforward	1,863,579
Contract loss accrual	491,966
Deferred contract costs	455,804
Deferred compensation related to non-employee stock options	457,069
Allowance for doubtful accounts	421,812
Charitable contribution carryforward	187,722
Restructuring charges	85,922
Fixed asset depreciation	35,471
Vacation accrual	59,502
California franchise taxes	680

Gross deferred tax asset	8,228,981

Deferred state taxes	(652,213)

Gross deferred tax liability	(652,213)

Valuation reserve	(7,576,768)

Deferred tax asset, net	$—

The composition of VCAT’s income tax benefit is as follows:

	June 30,
	2002	2001
Current tax:
Federal	$(3,704,815)	$(1,213,682)
State	2,000	3,200

Current tax	(3,702,815)	(1,210,482)

Deferred tax:
Federal	204,786	(5,403,651)
State	(631,158)	(1,163,472)

Deferred tax	(426,372)	(6,567,123)

Valuation allowance	426,372	7,150,395

Income tax benefit from continuing operations	$(3,702,815)	$(627,210)

A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended June 30,
	2002	2001
U.S. Federal statutory rate	(34.0)%	(34.0)%
Permanent differences	(0.4)%	(6.5)%
State income taxes	(5.8)%	(6.0)%
Valuation allowance	4.0%	40.0%
Other	(3.0)%	3.0%

	(39.0)%	(3.5)%

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

VCAT has federal and state net operating loss carryforwards of approximately $9,085,000 and $12,226,000, respectively, which expire in varying dates through 2022.

VCAT established a valuation allowance related to its deferred tax assets during fiscal 2002 and 2001 of $426,000 and $7,150,000, respectively, as a result of (a) VCAT’s history of operating losses, (b) curtailed revenue expectations and anticipated losses for the foreseeable future, (c) a net capital deficiency, and (d) its business uncertainties.

Note 18.    Commitments and Contingencies

A.    Lease Obligations

VCAT has entered into or assumed operating leases for facilities and equipment that expire at various dates through fiscal 2004. The minimum future payments due under operating lease contracts at June 30, 2002 for the years ending June 30 are as follows:

2003	$244,758
2004	59,091

Net minimum lease payments	$303,849

Rental expense for fiscal 2002 and 2001 was $45,000 and $458,000, respectively. Sub-lease revenue for fiscal 2002 and 2001 was $305,000 and $20,000, respectively, and per the terms of the sub-lease agreements, will be $134,000 in fiscal 2003.

B.    Litigation

VCAT is engaged in certain legal actions related to the merger (See Note 2—The Merger). VCAT is of the opinion that the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of VCAT.

C.    NIGC Review

In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the 1996 Consulting Agreement. The review is currently pending. VCAT believes that the 1996 Consulting Agreement is not a management agreement, however, there is no assurance that the NIGC will determine that the 1996 Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on VCAT’s business and financial condition. If the NIGC concludes that the 1996 Consulting Agreement is not a management agreement, the NIGC will forward the 1996 Consulting Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 1996 Consulting Agreement, and failure to approve such agreement may have a material adverse effect on VCAT’s business and financial condition.

Note 19.    Stock Options

In 1994, VCAT adopted a Stock Option Plan (the “1994 Plan”) under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. In May 1995, new grants under the 1994 Plan were terminated. There are no remaining outstanding options under the 1994 Plan.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

In 1995, VCAT adopted the 1995 Stock Option Plan (the “1995 Plan”), under which options to purchase up to 4,000,000 shares of VCAT’s common stock could be granted. In December 1997, the number of shares of common stock available for issuance was increased to 6,000,000. In December 1998, the number of shares of common stock available for issuance was increased to 9,000,000. In April 2000, the number of shares of common stock available for issuance was increased to 12,000,000. Options to purchase common stock that terminate without exercise are available for re-issuance. Options may be issued to VCAT’s employees, consultants and directors either as (a) incentive stock options or (b) non-statutory stock options.

Stock options are granted by the Compensation Committee of VCAT’s Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four to five year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of VCAT’s common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant.

In 1996, VCAT adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of VCAT’s common stock may be granted. In December 2000, the number of shares of common stock available for issuance was increased to 300,000. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of VCAT’s Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of VCAT’s common stock on the date of grant.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the periods indicated:

	For the Year Ended:
	June 30, 2002		June 30, 2001
	Options Outstanding	Option Price Per Share	Options Outstanding	Option Price Per Share
Outstanding at beginning of year	7,152,721	$0.59 – $12.50	8,220,659	$1.00 – $12.50
Granted	20,000	$0.13 – $ 0.13	2,577,000	$0.59 – $ 4.00
Exercised	—	—	—	—
Cancelled	(1,956,659)	$1.00 – $12.50	(3,644,938)	$1.09 – $12.50

Outstanding at end of year	5,216,062	$0.13 – $12.50	7,152,721	$0.59 – $12.50

Options exercisable at year end	3,713,562	$0.13 – $12.50	3,749,137	$0.59 – $12.50
Weighted avg. fair value of options granted		$ 0.13		$ 2.10

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

The following table summarizes information concerning options outstanding at June 30, 2002:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.13 – $ 1.75	146,000	8.70	74,000
$2.09 – $ 3.75	3,949,312	5.73	2,876,312
$4.00 – $ 4.63	1,037,000	7.13	689,500
$7.50 – $12.50	83,750	6.04	73,750

	5,216,062		3,713,562

VCAT values and accounts for stock options granted to non-employees using the fair value method, in accordance with SFAS No. 123. VCAT granted options to non-employees to purchase 20,000 and 95,000 (of which 10,000 have been cancelled) shares of VCAT’s common stock to non-employees during fiscal 2002 and fiscal 2001, respectively. During fiscal 2002 and 2001, VCAT recognized expenses related to these options of $26,000 and $473,000, respectively. Also, certain options were issued to non-employees in which there was no commitment for the option recipients to perform the services. These options were accrued using the “modification accounting” method which requires re-measurement of each award upon vesting: as a result of reduction in VCAT’s share value during fiscal 2001, remeasurements of previously issued options caused a reversal of prior compensation expenses totaling $559,000 in fiscal 2001. In addition, unamortized deferred compensation of $2,600 has been recorded as deferred compensation within the shareholders’ deficit section of the consolidated balance sheet and will be charged to expense over the remaining vesting period of the contracts.

During fiscal 2000, VCAT granted options to four employees with a 15% discount to market price at the time of grant, in connection with terms of their employment agreements. VCAT recognized expense related to these options of $42,000 in fiscal 2001. In fiscal 2001, all four employees were terminated, and all of their outstanding options were cancelled.

On May 13, 2002, VCAT signed a definitive merger agreement with L. Donald Speer, II, VCAT’s Chief Executive Officer, President and Chairman of the Board, and Speer Casino Marketing, a Delaware corporation, a newly formed corporation established for purposes of the proposed merger that is wholly-owned by Mr. Speer. Under the terms of the merger, VCAT will be merged into Speer Casino Marketing, which will remain as the surviving corporation (See Note 2—The Merger). If the merger is completed holders of VCAT stock options who exercise their stock options prior to completion of the merger will receive shares of VCAT’s common stock which, upon completion of the merger, will be converted into the right to receive the consideration under the terms of the merger. Any stock option that has not been exercised prior to completion of the merger will be cancelled in the merger without any payment therefor.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002 and 2001

Employee stock options are accounted for under APB No. 25 and related interpretations. The exercise price of each option equals the market price of VCAT’s common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, VCAT’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2002	2001
Net loss:
As reported	$(5,714,555)	$(18,510,271)
Pro forma	$(6,329,938)	$(19,902,277)
Net loss per share:
As reported	$(.79)	$(2.53)
Pro forma	$(.88)	$(2.72)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2002 and 2001, respectively: dividend yield, 0% for both years; expected volatility of 1.80 and 1.34, respectively; average risk-free interest rates of 3.9% and 5.0%, respectively; and expected lives of approximately 9 and 6 years; respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma calculations are not indicative of current or future operating results. In addition, the pro forma charges to income are calculated without income tax benefit since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

Note 20.    Common Stock Transactions

In February 2001, VCAT acquired 207,558 shares of common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee’s separation agreement and termination of his employment contract. The shares were recorded as treasury stock within the shareholders’ deficit section of the consolidated balance sheet. In fiscal 2002, the shares were cancelled.

Note 21.    401(k) Savings Plan

VCAT has a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary. VCAT has a policy to match 25% of employee contributions up to 6% and during fiscal 2002 contributions made by VCAT in connection with the 401(k) plan were $ 20,000.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.
PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information About VCAT’s Directors

The following table sets forth information regarding VCAT’s directors, including their age as of September 17, 2002 and business experience during the past five years. Each of the directors is a United States citizen. Each of our directors has served continuously as a director of VCAT since the date indicated in his or her biography below, and each is currently serving a one year term expiring at VCAT’s next annual meeting or until his or her respective successor is elected and qualified.

Name	Age	Director Since	Principal Occupation and Other Information
Stephen M. Dirks	45	2000
Mr. Dirks has served as a director since March 2000 and served as our Vice President of Corporate Development from March 2000 to February 2001. Mr. Dirks is currently employed by Media Access Partners as an account executive. From March 2002 to July 2002, Mr. Dirks was employed as Managing Director, Investment Banking for Caris & Company, a full service investment bank. From August 2001 to February 2002, Mr. Dirks was Senior Vice President of Granite Financial Group, a securities firm. Mr. Dirks founded webinc., Inc., a services company focusing on start up technology companies, and was the CEO of the company from April 1999 until it was acquired by us in February 2000. From March 1996 to February 1999, Mr. Dirks was the CEO of a gourmet pizza franchise called The Wedge, Inc. From March 1995 to November 1996, Mr. Dirks was President of Spyglass Capital, Inc., an investment advisory company. From 1992 to April 1995, Mr. Dirks was CEO of the Pro Athletes Golf League, Inc., a publicly traded golf tournament organizer and golf clothing manufacturer. Mr. Dirks served as Senior Vice President of the investment banking firms Everen Securities and Gilford Securities from 1984 to 1992.

John Farrington	46	2001
Mr. Farrington has served as a director of VCAT since November 2001. Mr. Farrington has been a principal of Boros & Farrington, CPA’s, a public accounting firm that provides a broad range of financial services to private and public companies in the Southern California region, since 1991. From 1989 through 1990, Mr. Farrington was a partner with Pannell Kerr Forster, a national public accounting firm specializing in the hospitality industry. From 1979 through 1989, Mr. Farrington worked for Deloitte & Touche LLP, where he specialized in working with emerging companies, mergers and acquisitions and SEC reporting.

Name	Age	Director Since	Principal Occupation and Other Information
John Hindman	31	2001
Mr. Hindman has served as our director since October 2001. Mr. Hindman is currently Senior Vice President of Finance for Allianz Dresdner Asset Management of America, L.P., one of the largest investment management organizations in the United States with approximately $360 billion in assets under management. From October 2001 through January 2002, Mr. Hindman served as acting Chief Financial Officer for eCloser, Inc., a technology company that provides business process outsourcing solutions to the residential mortgage industry. Prior to joining eCloser, he served as Director and Chief Executive Officer of Cypress Financial Services, Inc., a provider of revenue cycle management services for the healthcare, banking and retail industries from December 1999 through August 2000. From September 1998 through May 2000, Mr. Hindman was Chief Financial Officer of Cypress Financial Services, Inc. Mr. Hindman served as Vice President of Finance of West Capital Financial Services, Inc., a loan servicing company focused primarily on distressed loan portfolios acquired from large financial institutions, from June 1996 through June 1998. From August 1993 through June 1996, Mr. Hindman worked in the San Diego Office of Arthur Andersen LLP.

Andrew B. Laub	50	1995
Mr. Laub has served us and our predecessors in a variety of positions since September 1994. Mr. Laub has served as our director and our predecessors since May 1995. Mr. Laub has served as our Executive Vice President, Finance since December 2000. From December 1999 to December 2000, Mr. Laub served as our Executive Vice President, Corporate Development. From July 1995 to December 1999, Mr. Laub was our Executive Vice President, Finance and Development. During these years, he also served as our Chief Financial Officer from October 1997 until December 1999, and Treasurer from September 1994 until December 1999. From September 1994 to July 1995, Mr. Laub also held the position of Vice President. From January 1994 through August 1994, he was self-employed as a financial consultant. From July 1987 through January 1994, Mr. Laub was Treasurer for Southwest Gas Corporation, a publicly traded natural gas distribution utility.

Name	Age	Director Since	Principal Occupation and Other Information
Jana McKeag	51	1996
Ms. McKeag has served as our Vice President, Governmental Relations since 1996 and as a consultant to us from February 1996 to March 1996. Prior to joining us, Ms. McKeag served from April 1991 through December 1995 as a Commissioner on the National Indian Gaming Commission. From January through April 1991, Ms. McKeag served as Director of Native American Programs for the U.S. Department of Agriculture and from April 1985 to December 1990, she held several senior management and policy level posts at the U.S. Department of the Interior including Assistant to the Assistant Secretary of Indian Affairs.

Cornelius E. (“Neil”) Smyth	76	1994
Mr. Smyth has served as our director and our predecessors since September 1994. Mr. Smyth is currently retired. From February 1990 through August 1990, Mr. Smyth was a consultant in the gaming industry. From March 1989 through February 1990, he was President of Mexican operations of Caesars World International Inc. and from September 1983 through March 1989, Mr. Smyth was Executive Vice President of Latin American operations for Caesars World International Inc. From 1981 through 1983, he was President of the Sands Hotel in Las Vegas. From 1970 through 1981, he was Chief Financial Officer and Senior Vice President of Caesars Palace in Las Vegas.

L. Donald Speer, II	53	1994
Mr. Speer has served as our Chief Executive Officer and Chairman of the Board and our predecessors since founding the company. He has served as Chief Operating Officer since September 5, 2000, and President since September 29, 2000; he had previously held these positions from June 1997 until February 18, 2000. From July 1986 through January 1992, Mr. Speer was Chairman of the Board, Chief Executive Officer and a director of Southwest Gaming, Inc., which provided operating services for the Desert Oasis Indian Casino, a poker casino on the Cabazon Indian Reservation near Indio, California.

Information with Respect to VCAT’s Executive Officers

The following table sets forth certain information regarding our executive officers, including their respective ages and their business experience during the last five years, as of September 17, 2002. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. Each of our executive officers is a United States citizen.

Name and Position	Age	Principal Occupation and Other Information

L. Donald Speer, II Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	53	Mr. Speer is also a director, and his biography is referenced above.

Andrew B. Laub Executive Vice President, Finance	50	Mr. Laub is also a director, and his biography is referenced above.

Jana McKeag Vice President, Governmental Relations	51	Ms. McKeag is also a director, and her biography is referenced above.

Kevin P. McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	33
Mr. McIntosh has served us in a variety of positions since January 1998. Mr. McIntosh has served as our Senior Vice President, Chief Financial Officer, and Treasurer since December 1999 and Secretary since August 2001. Mr. McIntosh was Chief Accounting Officer, Controller and Secretary from December 1998 to December 1999 and Senior Accountant from January 1998 to December 1998. From April 1997 to December 1997, Mr. McIntosh was privately employed as a securities trader and investment analyst. From April 1992 to April 1997, Mr. McIntosh was a senior accountant and financial analyst for Construction Technology Laboratories, Inc., a consulting and scientific firm for construction, transportation, minerals, and related industries. Mr. McIntosh holds an M.B.A. in Finance from the Kellstadt Graduate School of Business at DePaul University and a B.B.A. in Accounting from the University of Wisconsin-Madison.

Name and Position	Age	Principal Occupation and Other Information

Robert Regent Vice President, Casino Marketing	62
Mr. Regent has served as our Vice President, Casino Operations since February 1996. From October 1995 to February 1996, Mr. Regent served as Director of Casino Operations for us. From May to October 1995, Mr. Regent served as Manager of the Barona Casino for the Barona Group of Capitan Grande Band of Mission Indians. Mr. Regent has held numerous positions with various casinos including Director of Gaming for the Gold Coast/Shore Casino in Biloxi, Mississippi from February 1993 to May 1995; Assistant Casino Manager/Shift Manager for the Splash Casino in Tunica, Mississippi from September 1992 to February 1993; and Pit Boss and Shift Manager for the Horseshoe Hotel & Casino in Las Vegas, Nevada from June 1988 to September 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 10.    Executive Compensation

Compensation of VCAT’s Directors

Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee.

Cash Compensation.    During fiscal 2002, each of our nonemployee directors received for their services as directors $2,500 per meeting attended in person or by telephone plus travel expenses incurred in connection with attendance at each Board of Directors’ meeting and $250 per informational presentation attended in person or by telephone plus travel expenses. Nonemployee directors who are members of the Audit Committee and the Compensation Committee received for their services as members of such committees $2,500 per committee meeting attended in person or by telephone during the fiscal year. In addition, Cornelius E. (“Neil”) Smyth, John Farrington and John Hindman were each paid $5,000 for the first 40 hours and $100 per hour thereafter for their service on the Special Committee.

Nonemployee Directors’ Plan.    Each nonemployee director also is eligible to receive stock options under our 1996 Nonemployee Directors Stock Option Plan, as amended (the “1996 Plan”), a non-discretionary, formula stock option plan pursuant to which 300,000 shares of our common stock have been authorized for issuance. Each nonemployee director who first becomes a member of the Board of Directors will be granted an option to purchase 10,000 shares of our common stock automatically on the date of his or her election or appointment to the Board of Directors. Each nonemployee director also is granted an option to purchase 5,000 shares of our common stock automatically on the date of each of our Annual Meetings of Shareholders at which such nonemployee director is reelected to the Board of Directors. The exercise price for all options granted under the

1996 Plan is based on the fair market value of our common stock on the date of grant. Each option granted under the 1996 Plan becomes exercisable 6 months following the date of grant.

On October 16, 2001 and November 1, 2001, respectively, John Hindman and John Farrington were each granted, pursuant to the 1996 Plan, an option to purchase 10,000 shares of our common stock at an exercise price of $0.13 per share.

The 1995 Plan.    Each nonemployee director also is eligible to receive awards under our 1995 Stock Option Plan, as amended (the “1995 Plan”), a discretionary stock option plan administered by the Compensation Committee, except in the case of grants to nonemployee directors in which case the 1995 Plan is administered by the Board of Directors.

In fiscal 2002, no options were granted under the 1995 Plan to our directors.

Compensation of VCAT’s Executive Officers

We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2002 (we refer to all of these officers as the “Named Executive Officers”); provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

This table shows, for the last three fiscal years, compensation information for the Named Executive Officers.

Summary Compensation Table

		Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary($)(1)	Bonus($)			Other Annual Compensation ($)(2)		Compensation Awards-Securities Underlying Options/SARS (#)	All Other Compensation ($)(3)
L. Donald Speer, II Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	2002 2001 2000	$500,000 $500,000 $500,000	$ $	— 175,000 100,000	(4)	$	— 69,805 —	— 500,000 600,000	$ $ $	37,627 32,903 32,753

Andrew B. Laub Executive Vice President, Corporate Development	2002 2001 2000	$225,000 $225,000 $225,000	$	— — 62,143		$ $	27,112 35,477 —	— 200,000 —	$ $ $	1,845 1,220 374

Robert Regent Vice President, Casino Operations	2002 2001 2000	$175,000 $175,000 $170,000		— — —		$ $ $	29,261 20,396 22,983	— — —	$ $ $	3,996 3,557 1,228

Kevin P. McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2002 2001 2000	$175,000 $171,923 $121,058		— — —		$	— — 12,374	— 190,000 240,000	$ $ $	1,551 669 133

Jana McKeag Vice President, Governmental Relations	2002 2001 2000	$150,000 $150,000 $150,000		— — —			— — —	— 40,000 —	$ $ $	2,281 101,563 351	(5)

(Footnotes set forth on the following page.)

(Footnotes from the preceding page.)

(1)	Portions of the salaries for Messrs. Speer, Laub, Regent, McIntosh and Ms. McKeag were deferred under our 401(k) Plan.
(2)	The amounts disclosed in this column include:
(a)
L. Donald Speer, II—Perquisites provided to Mr. Speer in fiscal 2002 did not meet the disclosure threshold established by the SEC. In fiscal 2001, the amount reflects payments of which $48,076 is related to excess earned unused vacation; the remaining payments do not meet the disclosure threshold established by the SEC. Perquisites provided to Mr. Speer in fiscal 2000 did not meet the disclosure threshold established by the SEC.

(b)
Andrew B. Laub—In fiscal 2002, the amount reflects payments of which $22,390 is related to automobile benefits; the remaining payments do not meet the disclosure thresholds established by the SEC. In fiscal 2001, the amount reflects payments of which $9,519 is related to excess earned unused vacation and $23,690 is related to automobile benefits; the remaining payments do not meet the disclosure threshold established by the SEC. Perquisites provided to Mr. Laub in fiscal 2000 did not meet the disclosure threshold established by the SEC.

(c)
Robert Regent—In fiscal 2002, the amount reflects perquisites of which $18,448 is related to automobile benefits and $8,886 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC. In fiscal 2001, the amount reflects perquisites of which $12,556 is related to automobile benefits and $6,964 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC. In fiscal 2000, the amount reflects perquisites of which $12,977 is related to automobile benefits and $9,006 is related to country club membership fees; the remaining perquisites and related amounts do not meet the disclosure threshold established by the SEC.

(d)
Kevin P. McIntosh—Perquisites provided to Mr. McIntosh in fiscal 2002 and 2001 did not meet the disclosure threshold established by the SEC. In fiscal 2000, the amount reflects payments of which $11,531 is related to automobile benefits; the remaining benefits do not meet the disclosure threshold established by the SEC.

(e)	Jana McKeag—Perquisites provided to Ms. McKeag in fiscal 2002, 2001 and 2000 did not meet the disclosure threshold established by the SEC.
(3)
The fiscal 2002 amounts disclosed in this column reflect payments by us in fiscal 2002 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $33,718 and (b) term life insurance on behalf of Messrs. Speer, Laub, Regent and McIntosh and Ms. McKeag in the amounts of $1,242, $720, $2,376, $288 and $690, respectively and (c) contributions to defined contribution plans on behalf of Messrs. Speer, Laub, Regent and McIntosh and Ms. McKeag in the amounts of $2,667, $1,125, $1,620, $1,263 and $1,591, respectively. The fiscal 2001 amounts disclosed in this column reflect payments by us in fiscal 2001 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $30,487 and (b) term life insurance on behalf of Messrs. Speer, Laub, Regent and McIntosh and Ms. McKeag in the amounts of $1,242, $720, $2,376, $282 and $570, respectively and (c) contributions to defined contribution plans on behalf of Messrs. Speer, Laub, Regent and McIntosh and Ms. McKeag in the amounts of $1,174, $500, $1,181, $387 and $993, respectively. The fiscal 2000 amounts disclosed in this column reflect payments by us in fiscal 2000 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $32,228 and (b) term life insurance on behalf of Messrs. Speer, Laub, Regent and McIntosh and Ms. McKeag in the amounts of $584, $374, $1,228, $133 and $351, respectively.

(4)
Represents (a) a $100,000 bonus that was paid on September 8, 2000, in recognition of Mr. Speer’s contributions to us during fiscal 2000, and (b) a $75,000 bonus that was paid on November 17, 2000, in recognition of our results for the first quarter of fiscal 2001.

(5)	Includes a $100,000 bonus that was paid in March 2001 in recognition of Ms. McKeag’s efforts for us in enhancing our presence in the Native American community in California.

Stock Options

Stock Option Grants.    We did not grant any stock options to the Named Executive Officers in fiscal 2002.

Option Exercises/Fiscal Year End Value.    The following table includes the number of shares of our common stock acquired by the Named Executive Officers upon the exercise of stock options and the aggregate dollar value realized upon such exercise during fiscal 2002. Also reported are the number of shares of our common stock covered by both exercisable and unexercisable stock options and the value of such options that are “in-the-money” as of June 30, 2002 for the Named Executive Officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
L. Donald Speer, II	—	—	1,415,000	585,000	—	—
Andrew B. Laub	—	—	510,000	190,000	—	—
Jana McKeag	—	—	80,000	30,000	—	—
Robert Regent	—	—	170,000	—	—	—
Kevin P. McIntosh	—	—	285,500	204,500	—	—

Change of Control Arrangements.    Certain of our stock option plans, and certain of the individual stock option agreements entered into thereunder, contain change in control provisions which, under certain circumstances, trigger the acceleration of vesting of options granted thereunder.

Change in Control of Our Company

Pursuant to our Articles of Incorporation, no person may become an officer, director or the beneficial owner of such number of any class or series of our issued and outstanding capital stock such that he or she shall hold, directly or indirectly, one of the ten greatest financial interests in us (an “Interested Person”) unless such Interested Person agrees in writing to (a) provide the NIGC or other gaming authority having jurisdiction over our operations (“Gaming Authority”) with information regarding such Interested Person, including information regarding other gaming-related activities of such Interested Person and financial statements, in such form, and with such updates, as may be required by the NIGC or other Gaming Authority; (b) respond to written or oral questions that may be propounded by the NIGC or any Gaming Authority; and (c) consent to the performance of any background investigation that may be required by the NIGC or any Gaming Authority, including an investigation of any criminal record of such Interested Person.

In the event that an Interested Person (a) fails to provide information requested by the NIGC or any Gaming Authority, (b) gives the NIGC or any Gaming Authority cause either to deny approval of or to seek to void a management contract to which we are a party, or (c) takes action that will affect the voiding of any such management contract, such Interested Person shall be required to divest all shares of our common stock owned by such shareholder within a 90-day period. If the Interested Person is unable to sell such stock within this period, the Interested Person shall notify us in writing, and we will repurchase such stock at a purchase price equivalent to the lower of such stock’s book value or cost.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table contains certain information as of September 17, 2002, regarding all persons who, to our knowledge, were the beneficial owners of more than 5% of the outstanding shares of our common stock, each of our directors, our Named Executive Officers, each of our current executive officers and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the SEC, or based upon our actual knowledge.

Name	Amount and Nature of Beneficial Ownership	Right to Acquire(3)	Percent of Class(1)(2)
Principal Shareholders:
Speer Casino Marketing, Inc.(4)	1,024,180	—	14.2%
Richard T. (“Chip”) Harrison 4478 Monaco Street San Diego, California 92106	750,000	—	10.4%
Jonathan Ungar 220 Montgomery Street, Suite 500 San Francisco, California 94104	485,487	144,775	8.6%
Jo Ann Speer P.O. Box 7239 Rancho Santa Fe, California 92067	554,180	—	7.7%
Karol M. Schoen 9254-B Lake Murray Blvd San Diego, California 92119	477,216	—	6.6%
Directors and Named Executive Officers:
L. Donald Speer, II(5)(6)	1,024,180	1,415,000	28.3%
Andrew B. Laub(5)	1,500	510,000	6.6%
Kevin P. McIntosh(5)	3,000	303,000	4.1%
Robert Regent(5)	—	170,000	2.3%
Cornelius E. (“Neil”) Smyth 60 Montego Court Coronado, California 92118	75,000	17,500	1.3%
Jana McKeag 315 Queen Street Alexandria, Virginia 22314	—	80,000	1.1%
Stephen M. Dirks(5)	—	37,500	*
John Farrington Boros & Farrington 11770 Bernardo Plaza Court, Suite 210 San Diego, California 92128	—	10,000	*
John Hindman 888 San Clemente Drive, Suite 100 Newport Beach, California 92660	—	10,000	*
All directors and executive officers as a group (9 persons)	1,103,680	2,553,000	37.5%

*	Less than one percent
(1)	Subject to applicable community property and similar statutes.
(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.
(3)	Shares that can be acquired through stock options or warrant exercises through November 16, 2002.
(4)
Speer Casino Marketing, Inc. is wholly-owned by L. Donald Speer, II, our Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer. The mailing address of Speer Casino Marketing, Inc. is c/o Alhandeff & Solar, LLP, 550 West “C” Street, 19th Floor, San Diego, California 92101, Attention: Robert K. Edmunds, Esq.

(5)	The mailing address of such shareholder is in care of Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, California 92108.
(6)	The 1,024,180 shares of common stock beneficially owned by Mr. Speer are held of record by Speer Casio Marketing, Inc.

Equity Compensation Plan Information

The following equity compensation plans have been approved by our shareholders: the Inland Casino Corporation 1994 Stock Option Plan (the “1994 Plan”), the Venture Catalyst Incorporated 1995 Stock Option Plan, as amended (the “1995 Plan”) and the Venture Catalyst Incorporated 1996 Non-Employee Directors Stock Option Plan (the “1996 Plan”). No options are outstanding under the 1994 Plan. We do not have any equity compensation plans other than those approved by our shareholders, with the exception of one-time grants of warrants or options made by the our Board of Directors from time to time.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2002.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,216,062	(1)	$3.29	5,735,757	(2)
Equity compensation plans not approved by security holders	144,775	(3)	$5.89	—

Total	5,360,837		$3.36	5,735,757

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 5,156,062 shares under the 1995 Plan and 60,000 shares under the 1996 Plan.
(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 5,550,757 shares under the 1995 Plan and 185,000 shares under the 1996 Plan.

(3)
Represents warrants granted by our Board of Directors to Jonathan Ungar, one of our debtholders, in connection with his conversion in April 2000 of certain of our debt into shares of our common stock. These warrants were granted pursuant to a stand-alone agreement and not pursuant to any plan.

Item 12.    Certain Relationships and Related Transactions

In connection with the resignation of Sanjay Sabnani as an officer and director on September 29, 2000, we entered into a severance agreement and general release with Mr. Sabnani. Pursuant to the severance agreement and general release, and in consideration of the general release by Mr. Sabnani of all claims and liabilities he had or may have had against us and our related entities based on acts or events occurring on or before the date of the agreement, we agreed to pay or give Mr. Sabnani (a) the then current portion of his earned salary, documented reimbursement expenses, and vacation; (b) Mr. Sabnani’s automobile lease; (c) certain documented mileage reimbursement for Mr. Sabnani’s automobile; (d) initial separation payment of $10,577; (e) compensation provided that Mr. Sabnani remains our employee; (f) certain payments if terminated other than for cause prior to December 22, 2000; and (g) cancellation of all options vesting after September 29, 2000.

In September 2000, we provided to L. Donald Speer, II, Chairman and Chief Executive Officer and a Director, and his spouse, Kelly Jacobs Speer, a loan in the principal amount of up to $400,000, with interest at the rate of 7%. The debt was secured with the interest in 470,000 shares of our common stock owned by Mr. Speer, including any proceeds received by Mr. Speer from the transfer of such shares. In September 2000, the Speers were advanced an aggregate of $249,000 under the terms of this loan. They repaid $215,000 in November 2000. The loan was initially due on March 31, 2001. On March 31, 2001, we entered into an agreement with the Speers to extend the maturity date of the loan to September 30, 2001. In September 2001, we agreed to further extend the maturity date until December 31, 2001, provided that the Speers pay all outstanding and accrued interest on or before September 30, 2001. In December 2001, we agreed to further extend the maturity date until March 31, 2002. In March 2002, we agreed to further extend the maturity date until June 30, 2002. In June 2002, we agreed to further extend the maturity date until September 30, 2002, provided that the Speers pay all of the then outstanding accrued interest by June 30, 2002. The note evidencing the loan was also amended in June 2002 to provide that the debt is secured by a pledge of 100 shares of common stock of Speer Casino Marketing held by Mr. Speer. As of June 30, 2002, after the repayment of accrued interest, the aggregate principal and accrued interest outstanding under this loan was approximately $37,420.

In the opinion of management, the terms of the above-described transactions are fair and reasonable and as favorable to us as those which could have been obtained from unrelated third parties at the time of their execution.

Item 13.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibits listed below are filed with the Commission as part of this annual report on Form 10-KSB.

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated May 13, 2002 by and among L. Donald Speer, II, Speer Casino Marketing, Inc. and Venture Catalyst Incorporated, previously filed as Exhibit 2.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

3.1
Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2
Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3
Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.3 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1
VCAT’s 1995 Stock Option Plan, as amended, previously filed as Appendix A to VCAT’s Proxy Statement dated April 27, 2000 filed with the Commission on April 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.2
VCAT’s 1996 Non-employee Directors Stock Option Plan, previously filed as Appendix A to VCAT’s Proxy Statement dated October 27, 2000, filed with the Commission on October 27, 2000 (File No. 0-11532), is incorporated by reference.

Exhibit No.	Description

10.3
Loan Agreement dated September 1, 2000, by and between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.4
Advance Promissory Note dated September 30, 2000 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.8 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.5
Severance Agreement and General Release dated September 29, 2000, by and between Sanjay Sabnani and VCAT, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.6
Extension to Promissory Note dated March 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.7
Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.11 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.8
Third Extension to Promissory Note dated December 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 2001, filed with the Commission on February 19, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.9
Fourth Extension to Promissory Note dated March 31, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.10	Fifth Extension to Promissory Note dated June 30, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer.

Other Material Contracts

10.11
Amended and Restated Consulting Agreement by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), dated as of April 29, 1996, previously filed as Exhibit 10.7 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on October 5, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.12
Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998, which is incorporated herein by reference.

Exhibit No.	Description

10.13
Assignment, Assumption and Consent dated September 28, 1999 by and between Typhoon Capital Consultants, LLC., dba: Venture-Catalyst.com, Inland Entertainment Corporation and SpiekerProperties, L.P. relating to the March 22, 1999 Santa Monica, California Office Lease, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1999, filed with the Commission on November 15, 1999 (File No. 0-11532), which is incorporated herein by reference.

10.14
Lease Agreement dated March 22, 1999, by and between Typhoon Capital Consultants, LLC, dba: Venture-Catalyst.com, and Spieker Properties, L.P., previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1999, filed with the Commission on November 15, 1999 (File No. 0-11532), which is incorporated herein by reference.

10.16
Assignment and Assumption Agreement dated as of July 16, 1999, by and among VCAT, Typhoon Capital Consultants, LLC, Sanjay Sabnani and Manisha Sabnani, previously filed as Exhibit 10.4 toVCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 1999, flied with the Commission on November 15, 1999 (File No. 0-11532), which is incorporated herein by reference.

10.17
Consulting Fee Subordination Agreement dated as of January 13, 2000 among State Street Bank and Trust Company of California, National Association, VCAT and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.18
Stock Purchase and Settlement and Release Agreement by and among VCAT, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.19
Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.20
Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.21
Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.19 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.22
Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit 10.20 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.23
Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.21 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.24
Promissory Note dated September 15, 1998 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit 10.22 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.25
Promissory Note dated as of September 15, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.23 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.26
Promissory Note dated as of September 15, 2000, by and between VCAT and Alan Henry Woods, previously filed as Exhibit 10.24 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.27
Stock Purchase Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar and Alan Henry Woods, previously filed as Exhibit 10.12 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.28
Warrant Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.13 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.29
Sublease Agreement dated as of May 15, 2000, by and between VCAT and Morton Jankel Zander, Inc., a California corporation, previously filed as Exhibit 10.21 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.30
Agreement of Sublease dated as of August 11, 2000, by and between VCAT and iXL, Inc., a Delaware corporation, previously filed as Exhibit 10.22 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.31
Asset Purchase Agreement dated as of August 17, 2000, by and between Cyberworks, Inc., and Cyber-Tech Group Limited, previously filed as Exhibit 10.25 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.32
Intercreditor and Subordination Agreement dated October 10, 2000, by and between VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.33
Office Lease Agreement dated as of May 23, 2001, by and between VCAT and AGBRI Mission L.L.C, previously filed as Exhibit 10.43 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.34
Sublease Agreement dated May 2, 2001, by and between VCAT and Astute Networks, Inc., previously filed as Exhibit 10.44 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.35
Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement dated July 2, 2001, by and among VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.45 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.36
Consent to Sublease dated May 28, 2001, by and among VCAT, Astute Networks, Inc., and Prentiss Properties Acquisition Partners, L.P., previously filed as Exhibit 10.46 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.37
Sublease dated January 15, 2002 between Venture Catalyst Incorporated and Metapa, Inc., previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.38
Restructuring Agreement dated as of May 13, 2002 by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Woods, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.39
Form of Acknowledgment and Agreement by and among L. Donald Speer, II, Jonathan Ungar and Alan Woods, previously filed as Exhibit 10.4 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.40
Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Jonathan Ungar, previously filed as Exhibit 10.5 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.41
Form of Class A Contingent Promissory Note between Venture Catalyst Incorporated and Alan Woods, previously filed as Exhibit 10.6 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

23	Consent of Grant Thornton LLP.

99.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

VCAT filed a Current Report on Form 8-K on June 3, 2002, regarding a class action lawsuit filed on May 29, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/s/ L. DONALD SPEER, II
L. Donald Speer, II Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

Dated:    September 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. DONALD SPEER, II L. Donald Speer, II	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and a Director	September 30, 2002

/s/ ANDREW B. LAUB Andrew B. Laub	Executive Vice President, Finance and a Director	September 30, 2002

/s/ JANA MCKEAG Jana McKeag	Vice President, Governmental Relations and a Director	September 30, 2002

/s/ KEVIN P. MCINTOSH Kevin P. McIntosh	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002

/s/ STEPHEN M. DIRKS Stephen M. Dirks	Director	September 30, 2002

/s/ NEIL E. SMYTH Cornelius E. (“Neil”) Smyth	Director	September 30, 2002

/s/ JOHN FARRINGTON John Farrington	Director	September 30, 2002

/s/ JOHN HINDMAN John Hindman	Director	September 30, 2002

CERTIFICATIONS

I, L. Donald Speer, II, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Venture Catalyst Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ L. DONALD SPEER, II
L. Donald Speer, II Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

Dated:    September 30, 2002

I, Kevin P. McIntosh, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Venture Catalyst Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ KEVIN P. MCINTOSH
Kevin P. McIntosh Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:    September 30, 2002