Form 10KSB/A
period 2002-06-30
VENTURE CATALYST INC
filed 2002-10-03
CIK 318291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended June 30, 2002

EXPLANATORY NOTE

This amended annual report on Form 10-KSB/A (the “Amendment”) of Venture Catalyst Incorporated (the “Company”) is being filed solely for the purpose of amending Item 6, Item 7 and Item 15 to correct certain typographical errors which appear in the annual report on Form 10-KSB filed on October 1, 2002 (the “Original Filing”).

For ease of reference, Items 1 through 5 and Items 8 through 14 are being reproduced in this Amendment as they appear in the Original Filing without modification.

The filing of this Amendment is not an admission that the Original Filing (i) included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading and (ii) did not fairly present in all material respects the financial condition, results of operations and cash flows of the Company.

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

The remaining accrued consulting costs at June 30, 2002 were $1,148,000 which represents the amount the estimated foreseeable expenses incurred in performance of services will exceed the expected revenues under the 1996 Consulting Agreement, assuming that (a) other than $3,104,000 in actual and estimated net consulting fees earned from July through October 2002, we will not earn any additional fees under the agreement and (b) the agreement remains in effect through the end of its current term in March 2004. The following matters, among others, could impact the actual amount of the loss recognized in connection with the 1996 Consulting Agreement:

•	the actual amount of expenses incurred could differ from the amount of the estimated foreseeable expenses, resulting in an upward or downward adjustment to the loss and corresponding liabilities;

•
based on our analysis of the 1996 Consulting Agreement, we are uncertain as to whether we will earn fees from the 1996 Consulting Agreement through the end of its current term in March 2004 other than the estimated fees we will earn in September and October 2002, and depending on the actual results or revised estimates, the loss and corresponding liabilities could be adjusted upward or downward; and

•
if the 1996 Consulting Agreement is terminated as a result of entering into the Proposed 2002 Consulting Agreement and the Termination Agreement with the Barona Tribe pursuant to terms substantially similar to those currently being discussed, or otherwise terminated in such a manner that we would not be obligated to perform services under such agreement, the remaining loss and corresponding liabilities would be reduced to zero.

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

Status of the Proposed Merger By and Between VCAT and Speer Casino Marketing

On May 13, 2002, Speer Casino Marketing entered into a definitive merger agreement (the “Merger Agreement”) whereby VCAT would be merged with and into Speer Casino Marketing (the “Merger”). For a discussion of the terms of the Merger, see Item 1. Description of Business under the caption “Background” herein. Since the announcement of the Merger, two purported class action lawsuits have subsequently been filed seeking primarily to enjoin the Merger. For a discussion of this litigation, see Part I, Item 3. Legal Proceedings herein. On August 7, 2002, we filed our preliminary proxy materials with the U.S. Securities and Exchange Commission (the “SEC”). The proxy materials contained an opinion from the independent financial advisor to the Special Committee of our Board of Directors stating that as of May 13 and May 30, 2002, the merger consideration to be received by the VCAT shareholders in the merger (other than Mr. Speer and Speer Casino Marketing) was fair to the shareholders from a financial point of view. In light of the recent developments relating to fees being paid under the 1996 Consulting Agreement and the introduction of Mariposa, the Special Committee has requested that its independent financial advisor reevaluate the facts as of a date closer to the filing our definitive proxy materials. Pursuant to the terms of the Merger Agreement, if the Merger is not consummated on or prior to September 30, 2002, Mr. Speer or VCAT will have the right to terminate the Merger Agreement. We may unilaterally terminate the merger agreement if the SEC determines that the contingent payment rights to be granted to the VCAT shareholders in connection with the merger are required to be registered under the Securities Act of 1933, as amended. At this time, we have not received a determination from the SEC as to this matter. Although it is the current intention of the parties to proceed with the Merger, in light of the current uncertainties, there is no assurance that the Merger will be consummated. The costs associated with the Merger have been substantial and further costs will be incurred to complete the Merger and defend VCAT and its directors. These costs divert our cash which could otherwise be used to operate the business and/or fund Mariposa.

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

If at any time estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement VCAT will record a loss, if applicable, related to the agreement. (See Note 5—Agreements with the Barona Tribe). VCAT will continue to review the estimates related to the 1996 Consulting Agreement and will adjust the loss and accrued consulting costs accordingly.

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

During the fourth quarter of fiscal 2002, VCAT reduced the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $4,626,000, as a result of a change in estimate, based on (a) earned aggregate net consulting fees from the 1996 Consulting Agreement in July and August 2002 of $1,690,000, (b) estimated aggregate net consulting fees of approximately $1,400,000 in September and October 2002 and (c) a reduction of the estimated amount of the foreseeable expenses of $1,522,000. VCAT did not expect to receive any additional net consulting fees under the 1996 Consulting Agreement when the cost of services—anticipated contract loss was originally recorded in the second quarter of fiscal 2002. During March, May and June 2002, revenues at the Barona Casino were higher than expected and expenses at the Barona Casino were lower than expected resulting in significantly higher net operating income for the Barona Casino as compared to the Barona Casino’s projections. As a result, VCAT’s gross consulting fees under the 1996 Consulting Agreement were significantly higher than expected in those months. However, pursuant to the terms of the 1996 Consulting Agreement, before VCAT earns and is entitled to be paid a net consulting fee, any cumulative shortfall with respect to the Tribal Draw must first be eliminated. As a result of the increase in net operating income at the Barona Casino in March, May and June 2002, the cumulative Tribal Draw shortfall was reduced from approximately $3,300,000 to $149,000, but no net consulting fees were earned by or paid to VCAT. In July 2002 and August 2002 the remaining shortfall was eliminated and VCAT earned an aggregate of $1,690,000 in net consulting fees and based on VCAT’s recent analysis of the 1996 Consulting Agreement VCAT estimates that it will earn and be paid approximately $1,400,000 in aggregate net consulting fees for September and October 2002. Furthermore, during the last two quarters of fiscal 2002, the costs to provide services under the 1996 Consulting Agreement were lower than originally estimated and further costs reductions are expected in the future, resulting in an aggregate reduction to the estimated foreseeable amount of expenses of $1,522,000.

The balance of accrued consulting costs at June 30, 2002, was $1,148,000 which represents the amount the estimated foreseeable expenses incurred in performance of services will exceed the estimated revenues under the 1996 Consulting Agreement. The balance of the accrued consulting costs will fluctuate throughout the term of the agreement as a result of the timing of revenues received and costs incurred. The accrued consulting costs will increase in any period when revenues are received that are in excess of costs incurred and a corresponding increase in cost of services will be recorded in order to reflect no income from the agreement. Alternatively, when costs incurred exceed revenues received in any period, the accrued consulting costs will be reduced such that the agreement will have no impact on the income of VCAT.

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

Note 7.    Business Concentration

Historically, a significant portion of VCAT’s revenue has been earned from its only current client, the Barona Tribe. VCAT received no consulting fees from the Barona Tribe during fiscal 2002 and based on its analysis of the 1996 Consulting Agreement, VCAT is uncertain whether it will generate any additional consulting fees under the agreement through the end of its current term in March 2004 other than the estimated aggregate fees of $1,400,000 in September and October 2002. During fiscal 2001, revenues from the Barona Tribe were $7,069,000, or 80% of total revenues, substantially all of which was earned during the first two quarters of fiscal 2001.

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

10.10
Fifth Extension to Promissory Note dated June 30, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.10 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2002, filed with the Commission on October 1, 2002 (File No. 0-11532), which is incorporated herein by reference.

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

99.1
Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed as Exhibit 99.1 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2002, filed with the Commission on October 1, 2002 (File No. 0-11532), which is incorporated herein by reference.

99.2
Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed as Exhibit 99.2 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2002, filed with the Commission on October 1, 2002 (File No. 0-11532), which is incorporated herein by reference.

99.3	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:    October 3, 2002

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

Dated:    October 3, 2002

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

Dated:    October 3, 2002