Form 10QSB
period 2002-09-30
VENTURE CATALYST INC
filed 2002-11-15
CIK 318291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 8, 2002, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

VENTURE CATALYST INCORPORATED
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I. Item 2 -- Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$8,505,528	$8,908,095
Prepaid expenses and other assets	540,849	66,770
Receivables, net	62,767	65,390

Total current assets	9,109,144	9,040,255
Non-current assets:
Deposits and other assets	199,124	199,125
Capitalized software, net	190,938	222,761
Restricted cash	133,000	133,000
Property, plant and equipment, net	131,969	150,202
Non-current receivables (net of allowance of $249,116)	38,121	38,121

Total non-current assets	693,152	743,209

Total assets	$9,802,296	$9,783,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Advances of future consulting fees – Barona Tribe	$3,227,624	$3,712,450
Accrued consulting costs, current	2,464,549	—
Accounts payable and accrued expenses	955,456	858,837

Total current liabilities	6,647,629	4,571,287
Non-current liabilities:
Long-term debt and accrued interest	10,121,778	9,892,118
Accrued consulting costs, non-current	1,222,499	1,148,380

Total liabilities	17,991,906	15,611,785
Shareholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares
Authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,945,751	11,945,525
Deferred compensation	(2,547)	(2,605)
Retained deficit	(20,140,021)	(17,778,447)

Total shareholders’ deficit	(8,189,610)	(5,828,321)

Total liabilities and shareholders’ deficit	$9,802,296	$9,783,464

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,

	2002	2001

Revenues:
Consulting services	$2,195,000	$—
Operating expenses:
Cost of revenues	2,627,131	1,120,126
Cost of services-anticipated contract loss	938,700	—
General and administrative expenses	793,595	813,416
Restructuring expenses and related asset impairment	—	154,000
Amortization of stock-based compensation	285	11,060

Operating expenses	4,359,711	2,098,602

Operating loss	(2,164,711)	(2,098,602)
Other income (expense):
Interest income	30,297	25,655
Interest expense	(229,660)	(211,176)
Other gains (losses)	2,500	(60,169)

Other expense	(196,863)	(245,689)

Loss before income tax provision	(2,361,574)	(2,344,292)
Income tax provision	—	35,707

Net loss	$(2,361,574)	$(2,379,999)

Basic and diluted loss per share:
Net loss per share– basic and diluted	$(.33)	$(.33)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,

	2002	2001

Decrease in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(2,361,574)	$(2,379,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,072	49,447
Provision for bad debts	—	799
Loss on disposal of assets, net	—	60,088
Amortization of stock based compensation	284	11,060
Cost of services – anticipated contract loss	938,700	—
Cost of revenues related to the Barona contract	1,599,968	—
Changes in operating assets and liabilities	(632,503)	(8,961)

Net cash used in operating activities	(396,053)	(2,267,566)

Cash flows used in investing activities:
Purchase of furniture and equipment	(6,514)	(40,018)

Net cash used in investing activities	(6,514)	(40,018)

Net decrease in cash	(402,567)	(2,307,584)
Cash at beginning of period	8,908,095	4,099,927

Cash at end of period	$8,505,528	$1,792,343

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1—Basis of Presentation and Description of Business

Basis of Presentation

          The unaudited financial statements for Venture Catalyst Incorporated (“VCAT”) have been prepared by VCAT in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.

          In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with VCAT’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (“fiscal 2002”). Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to VCAT’s historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Description of Business

          VCAT provides gaming consulting and infrastructure and technology integration services in the California Native American gaming market. VCAT offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. VCAT acts as a critical resource partner, available to work with clients during every stage of their development and financial growth. VCAT currently has one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. VCAT currently provides services to the Barona Tribe in connection with their operation of the Barona Casino and development of a $260 million dollar expansion project known as the Barona Valley Ranch located in Lakeside, California, near San Diego.

          During fiscal 2001, VCAT initiated a project focused on creating a fully integrated customer relationship management and marketing software product for the gaming and hospitality industry, which VCAT refers to as Mariposa (“Mariposa”). Mariposa operates in conjunction with a casino’s existing player tracking and other data systems, transforming the data into useful information. In fiscal 2002, VCAT completed a working model of Mariposa that has been deployed at the Barona Casino. In June 2002, VCAT completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry and in September 2002 Mariposa was formally launched to the public at Global Gaming Expo 2002 held in Las Vegas, Nevada. VCAT has received several serious inquiries from potential clients; however, to date, no sales have been made.

Note 2—Agreement with the Barona Tribe and Anticipated Contract Loss

Agreement with the Barona Tribe

          VCAT has provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (the “1996 Consulting Agreement” or the “Consulting Agreement”). The 1996 Consulting Agreement expires March 31, 2004.

          The amount, if any, that VCAT is paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino;  (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and expansion project;  (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

          VCAT’s monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Casino exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe’s determination to draw a minimum income stream from the net income of the Barona Casino. Notwithstanding the foregoing, no fee is required to be paid to VCAT unless the Barona Tribe has drawn from the net operating income of the Barona Casino a minimum income stream (the “Tribal Draw”), the amount of which is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

To the extent that the sum of the gross consulting fee and the Tribal Draw exceed the net operating income of the Barona Casino for a given month, VCAT’s net consulting fee is reduced. The amount by which VCAT’s fee is reduced becomes a deferred fee, which VCAT can, under certain circumstances, recover in subsequent months. Since VCAT’s monthly consulting fee may not be reduced to less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the minimum Tribal Draw, VCAT’s net consulting fee for that month will be zero and a shortfall will be created that will have to be reversed in subsequent months before a fee may be paid to VCAT.

          Since May 2002, VCAT has been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. Although VCAT was not entitled to a fee for services rendered in September 2002 pursuant to the 1996 Consulting Agreement because a shortfall had been created, the Barona Tribe paid VCAT $475,000 in October 2002 for services provided in September 2002.  In delivering the payment to VCAT, the Barona Tribe noted that the payment was an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and was not an acceptance of any proposal made by VCAT during the negotiations.

          In March 1999, the NIGC commenced a preliminary review of the relationship between the Barona Tribe and VCAT, which includes a review of the 1996 Consulting Agreement. The review is currently pending

Anticipated Contract Loss

          If, at any time, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement through the end of its term in March 2004, VCAT will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as “cost of services—anticipated contract loss” and corresponding liabilities will be established for the current and non-current amounts, which are classified as “accrued consulting costs”. Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues received and costs incurred. The accrued consulting costs will increase in any period when revenues are received that are in excess of costs incurred and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when costs incurred exceed revenues received in any period, the accrued consulting costs will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on the income of VCAT.

          During the three months ended September 30, 2002, VCAT increased the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $939,000, as a result of a change in estimate. This change was based on (a) earned consulting fees of $475,000 in September 2002 and  (b) estimated net consulting fees from the 1996 Consulting Agreement in October of 2002 of zero, which is less than the prior estimate of $1,414,000 in aggregate fees for those months.

          At September 30, 2002 the accrued consulting costs were 3,687,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement, and will be reduced over the remaining term of the Consulting Agreement as costs are incurred.  The accrued consulting costs increased by $2,539,000 during the three months ended September 30, 2002, as a result of (a) the increase in the cost of services—anticipated contract loss of $939,000, discussed above, and (b) the increase in cost of revenues of $1,600,000, representing the amount the revenues received exceeded the costs incurred during the period, which was recorded to reflect no income from the agreement during the period. At September 30, 2002, the accrued consulting costs includes no estimated revenues under the 1996 Consulting Agreement.

          VCAT will continue to review the revenue and expense estimates related to the Consulting Agreement and will adjust the loss and accrued consulting costs accordingly.

Note 3—The Merger

          On May 13, 2002, VCAT signed a definitive merger agreement with L. Donald Speer, II, VCAT’s Chief Executive Officer, President and Chairman of the Board, and Speer Casino Marketing, Inc. (“Speer Casino Marketing”), a Delaware corporation. Speer Casino Marketing is a corporation established for purposes of the proposed merger and is wholly-owned by Mr. Speer. Under the terms of the merger, VCAT will be merged into Speer Casino Marketing, which will remain as the surviving corporation.

          If the merger is completed, each issued and outstanding share of VCAT’s common stock, other than (a) shares of its common stock held by Speer Casino Marketing, which shares shall be cancelled without any payment therefor, and (b) shares of its common stock held by shareholders who properly exercise dissenters’ rights, which shares will be subject to appraisal in accordance with Utah or California law, will be converted into the right to receive: (i) $0.65 in cash, without interest, and (ii) additional contingent payments, if any, over the first five years following the effective time of the merger.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

          In connection with execution of the terms of the definitive merger agreement, Speer Casino Marketing entered into agreements with the two note holders of VCAT’s outstanding obligations referenced in Note 15 herein to restructure the obligations to reduce the outstanding debt to $8,333,000 and to exchange the previously issued notes for new notes representing the reduced debt amount. The restructuring of VCAT’s indebtedness to the note holders is contingent upon the approval of the proposed merger and certain other conditions.

          The merger is subject to the approval of VCAT’s shareholders and other closing conditions, including Speer Casino Marketing obtaining financing for the purchase of the outstanding shares of VCAT’s common stock. Pursuant to the terms of the merger agreement, since the merger was not consummated on or prior to September 30, 2002, Mr. Speer or VCAT now have the right to terminate the merger agreement at any time.

          Two purported class action lawsuits have subsequently been filed seeking primarily to enjoin the merger of VCAT and Speer Casino Marketing. The complaints allege that the defendants violated their fiduciary duties to VCAT’s shareholders and that the consideration to be paid to the VCAT shareholders in the merger is inadequate. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement was entered into in breach of the defendants’ fiduciary duties and an injunction from proceeding with or closing the proposed merger. There can be no assurance that the proposed merger will be completed.

Note 4—Business Uncertainties

          VCAT has incurred net losses of $2,362,000 and $5,715,000 during the three months ended September 30, 2002 and during fiscal 2002, respectively. At September 30, 2002, VCAT’s total liabilities exceeded its assets by $8,190,000. From May 2001 to June 2002, VCAT did not receive any consulting fees from its only client, the Barona Tribe, pursuant to the 1996 Consulting Agreement. Although VCAT earned revenues during the three months ended September 30, 2002, revenues have been variable and unpredictable. Unless the 1996 Consulting Agreement is restructured, it is uncertain whether VCAT will generate any revenues from the 1996 Consulting Agreement with the Barona Tribe from November 2002 through the end of its term on March 31, 2002. In addition, VCAT has not received any revenues from Mariposa and there can be no assurance of future revenues.  Unless VCAT begins to generate significant and consistent revenues from rendering consulting services or from other sources, VCAT will continue to operate with significant losses which could have a material adverse effect on its business and financial condition.

Note 5—Advances of Future Consulting Fees

          VCAT currently has an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,228,000. These advances represent payments made to VCAT in excess of consulting fees earned and are unsecured and non-interest bearing.

Note 6—Capitalized Software

          Software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale and the capitalized software costs are subsequently reported at the lower of unamortized cost or net realizable value. VCAT considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product’s estimated revenues method, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. VCAT periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.

          During fiscal 2002, VCAT capitalized $247,000 of its software development costs. The product was completed on June 30, 2002 and no further capitalization is expected. VCAT is amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in “cost of revenues”, was $32,000 during the three months ended September 30, 2002 and $24,000 during fiscal 2002.

Note 7—Cash and Cash Equivalents

          For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. VCAT maintains its cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date, VCAT has not experienced any losses in such accounts. VCAT cash equivalents consist of commercial paper instruments with maturities ranging from one to three months.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 8—Business Concentration

          Historically, a significant portion of VCAT’s revenue has been earned from the Barona Tribe and currently all of its revenue is earned from the Barona Tribe.

Note 9—Restricted Cash

          VCAT issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for VCAT’s prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to VCAT in November 2002.

Note 10—Available-for-Sale Securities

          VCAT classifies its investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, VCAT reviews the valuation and recoverability of the investments and records a realized loss for any portion of the securities determined necessary for fair statement. Available-for-sale securities at September 30, 2002 consisted of investments in:

•	Senscom, Inc.

•	Idealabs, Inc.

•	companyfinance.com, Inc.

•	A Bid of Time, Inc. (formerly “Watchnet, Inc.”)

•	SeatAdvisor, Inc.

•	Brand Equity, Inc. (formerly KINeSYS Pharmaceutical, Inc.)

•	MobilePro Corporation (formerly “CraftClick.com, Inc.”)

•	clickNsettle.com, Inc.

•	Ultrexx Corporation

•	Asset Equity Group (formerly “WorldNet Resource Group, Inc.”)

•	TheBigHub.com, Inc.

          Collectively, these investments had no carrying value at September 30, 2002. VCAT will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

          During fiscal 2001 and fiscal 2000, VCAT deemed that the fair value of its available-for-sale securities were permanently impaired as a result of numerous factors, including:

•	A significant decrease in the market values of the securities and a general decrease in overall market conditions;

•	limited or non-existent operating history and/or a history of operating losses and/or cash flows and expectations for continuing losses;

•	the cessation of services and dissolution of certain companies;

•	a significant change in the business environment and economy for Internet and technology companies, including:

• limited/reduced access to venture capital;

• reduced spending on and value of technology and Internet services;

• rapidly declining valuations for technology and Internet companies.

          At the time the impairment was recorded, VCAT believed that the events or circumstances would not reverse or that if they did reverse or cease, it was unlikely that they would result in the recovery of the fair value of the investments. Although certain securities had market values at the time of impairment, VCAT still deemed them to be permanently impaired, as a result of the above listed factors, as well as limited trading activity in the public securities.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

          VCAT also holds options to purchase securities in the following companies:

•	MobilePro Corporation (formerly “CraftClick.com, Inc.”)

•	Companyfinance.com, Inc.

          These options were granted to VCAT as inducements to enter into service agreements or for membership on an advisory board. Such options have no established cost basis and were determined to have minimal value due to the significant price premium over market price at the date of grant and the limited operating history of these companies. VCAT will continue to monitor the operations of these companies and the valuation of the options and will establish a fair value and record an unrealized gain, if deemed to be appropriate.

Note 11—Convertible Notes Receivable

          VCAT held convertible notes with an aggregate face value of $829,000 in numerous start-up Internet and technology companies which were received for cash investments that VCAT made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity, pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to June 2002. Collectively, these investments had no carrying value at September 30, 2002.

Note 12—Net Loss Per Share

     Below is the reconciliation of the components of the calculation of basic and diluted net loss per share for the time periods indicated:

	Three Months Ended September 30,

	2002	2001

Net loss available to common shareholders	$(2,361,574)	$(2,379,999)

Weighted average shares outstanding-basic and diluted	7,206,598	7,206,598
Net loss per common share: basic and diluted	$(.33)	$(.33)

          At September 30, 2002, options to purchase 5,152,312 shares of VCAT’s common stock, at prices ranging from $0.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through November 2011.

Note 13—Stock Options

          The following table summarizes stock option activity under VCAT’s 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended September 30, 2002:

	Options Outstanding	Options Price Per Share

Outstanding, beginning of year	5,216,062	$.13	—	$12.50
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(63,750)	$1.75	—	$12.50

Outstanding, ending balance	5,152,312	$.13	—	$12.50

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 14—Stock Repurchase/ Long-Term Debt

          In September 1996, VCAT entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included  (a) an aggregate cash payment of $200,000 to such shareholders upon closing; (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000; (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance; and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if VCAT has closed a firm commitment underwritten public offering of securities of not less than $35,000,000 prior to the contingencies being met).  The contingent obligations will be recorded as the additional cost of the repurchase of VCAT’s common stock, as each contingency or condition is met.

          The Initial Contingent Obligations are contingent upon VCAT’s retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2002 or June 30, 2001; accordingly, VCAT did not record the issuance of any additional notes during fiscal 2002 or fiscal 2001.

           The Second Contingent Obligation is subject to the following conditions  (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, VCAT has a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to VCAT by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. To date, only two of the foregoing criteria have been satisfied; accordingly, VCAT has not recorded the issuance of any note pursuant to the Second Contingent Obligation.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

          All payments pursuant to the Stock Purchase Agreement and the notes are subject to VCAT’s ability to meet certain financial tests and compliance with certain state law provisions and VCAT’s Articles of Incorporation concerning repurchase transactions. Because of VCAT’s current financial position, VCAT was not required to make payments under the notes in September 2002 or 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $918,000 and $843,000, in September 2002 and 2001 respectively, was added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

          The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2002 and 2001) and accrued interest on the adjusted principal related to this stock repurchase was $10,122,000 as of September 30, 2002. Based upon VCAT’s current shareholder’s deficit balance, expectations of fees under the 1996 Consulting Agreement and its current sources of revenues, VCAT does not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as “non-current liabilities”. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the September 30, 2002 presentation. However, if VCAT is successful in restructuring its business relationship with the Barona Tribe or if VCAT generates significant revenue under the 1996 Consulting Agreement beyond its expectations or from other sources, a portion of the long-term debt due to Messrs. Ungar and Woods may be paid in September 2003.  In such case, VCAT would classify the respective amount as a current liability at that time. See “Note 3-The Merger” regarding the potential restructuring of the debt in connection with the merger.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Overview

          Venture Catalyst Incorporated is a service provider of gaming consulting and infrastructure and technology integration services in the California Native American gaming market. We currently have only one client, the Barona Group of Capitan Grande Band of  Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Casino and development of a $260 million dollar expansion project known as the Barona Valley Ranch located in Lakeside, California, near San Diego.

          As used herein, the terms “VCAT,” “we,” “us,” or “our,” means Venture Catalyst Incorporated and its wholly-owned inactive subsidiaries.

          Revenues from the Barona Tribe have always constituted a significant portion of our total revenues. Our revenues from the Barona Tribe have always fluctuated significantly from quarter to quarter. From March 1996 to the present, we have provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996 (effective March 27, 1996), as modified on February 17, 1998 (the “1996 Consulting Agreement” or the “Consulting Agreement”). The 1996 Consulting Agreement expires March 31, 2004.

          The amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino; (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and the expansion project; (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

          Our monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Casino exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe’s determination to draw a minimum income stream from the net income of the Barona Casino. Notwithstanding the foregoing, no fee is required to be paid to us unless the Barona Tribe has drawn from the net operating income of the Barona Casino a minimum income stream (the “Tribal Draw”), the amount of which is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995. To the extent that the sum of the gross consulting fee and the Tribal Draw exceed the net operating income of the Barona Casino for a given month, our net consulting fee is reduced. The amount by which our fee is reduced becomes a deferred fee, which we can, under certain circumstances, recover, in subsequent months.  Since our monthly consulting fee may not be reduced to less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the minimum Tribal Draw, our net consulting fee for that month will be zero and a shortfall will be created that will have to be reversed in subsequent months before a fee may be paid to us.

          Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. Although we were not entitled to a fee for services rendered in September 2002 pursuant to the 1996 Consulting Agreement because a shortfall had been created, the Barona Tribe paid us $475,000 in October 2002 for services provided in September 2002. In delivering the payment to us, the Barona Tribe noted that the payment was an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and was not an acceptance of any proposal made by us during the negotiations.

          Because of increased costs incurred at the Barona Casino, the consulting fees paid to us by the Barona Tribe during the fiscal year ended June 30, 2001 (“fiscal 2001”) were significantly below historical levels, and were zero in the fiscal year ended June 30, 2002 (“fiscal 2002”). However, during the first three months of the fiscal year ending June 30, 2003 (“fiscal 2003”), we earned aggregate consulting fees in July and August 2002 of $1,690,000 pursuant to the 1996 Consulting Agreement and were paid $475,000 by the Barona Tribe for services rendered in September 2002 as a “good faith” gesture relating to the current negotiations as described  above.

          This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2002.

Critical Accounting Policy

          Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. For us, the treatment of  “cost of services—anticipated contract loss” and “accrued consulting costs” is our critical accounting policy.

          If, at any time, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement through the end of its term in March 2004, we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as “cost of services—anticipated contract loss” and corresponding liabilities will be established for the current and non-current amounts, which are classified as “accrued consulting costs”. Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues received and costs incurred. The accrued consulting costs will increase in any period when revenues are received that are in excess of costs incurred and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when costs incurred exceed revenues received in any period, the accrued consulting costs will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income.

          During the three months ended September 30, 2002, we increased the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $939,000, as a result of a change in estimate. This change was based on (a) earned consulting fees of $475,000 in September 2002 and (b) estimated net consulting fees from the 1996 Consulting Agreement in October of 2002 of zero, which is less than the prior estimate of $1,414,000 in aggregate fees for those months.

          At September 30, 2002 the accrued consulting costs were $3,687,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement, and will be reduced over the remaining term of the Consulting Agreement as costs are incurred. The accrued consulting costs increased by $2,539,000 during the three months ended September 30, 2002, as a result of (a) the increase in the cost of services—anticipated contract loss of $939,000, discussed above, and (b) the increase in cost of revenues of $1,600,000, representing the amount the revenues received exceeded the costs incurred during the period, which was recorded to reflect no income from the agreement during the period. At September 30, 2002, the accrued consulting costs includes no estimated revenues under the 1996 Consulting Agreement.

          The following matters, among others, could impact the actual amount of the loss and related liabilities recorded in connection with the 1996 Consulting Agreement:

(a)	the restructuring of our business relationship with the Barona Tribe could reduce the remaining loss and corresponding liabilities to zero;

(b)	the actual amount of expenses incurred could differ from the amount of the estimated foreseeable expenses, resulting in an upward or downward adjustment to the loss and corresponding liabilities; and

(c)	actual results could differ from our estimates, as they have in the past, resulting in an upward or downward adjustment to the loss and corresponding liabilities.

          We will continue to review these matters and the estimated loss and liabilities related to the 1996 Consulting Agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.

Results of Operations

Revenues

          Revenues for the three months ended September 30, 2002 were $2,195,000, compared to zero during the same period last year. The increase represents higher than expected revenues and lower than expected expenses at the Barona Casino resulting in aggregate consulting fees of $1,690,000 for July and August 2002 pursuant to the 1996 Consulting Agreement, as well as the above-referenced “good faith” payment of $475,000 by the Barona Tribe to VCAT for September 2002 consulting services.  Revenues from other clients were $30,000 as a result of a one-time payment for financial advisory services.

Cost of Revenues

     Cost of revenues for the three months ended September 30, 2002 increased 135%, to $2,627,000, from $1,120,000 during the three months ended September 30, 2001.

     Cost of revenues for consulting services consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses and other direct costs related to provide consulting services. The cost of revenues during the three months ended September 30, 2002, incurred in connection with providing services to the Barona Tribe, were $601,000 compared to $857,000 during the same period last year. The decrease was primarily a result of (a) a reduction in third-party consultant costs , (b) client relations expenses and (c) compensation and benefits. Furthermore, cost of revenues increased by $1,600,000 during the three months ended September 30, 2002, representing the amount the revenues earned pursuant to the 1996 Consulting Agreement exceeded the actual costs incurred during the period. The increase was recorded to reflect no income earned from the 1996 Consulting Agreement for the period. See “Critical Accounting Policies,” herein.

     Cost of revenues related to Mariposa consist primarily of compensation and other personnel-related expenses, costs of services provided by a third-party engaged by us in connection with the ongoing development, maintenance and support, advertising and marketing expenses and other direct costs related to Mariposa. The cost of revenues during the three months ended September 30, 2002 incurred in connection with Mariposa were $426,000 compared to $264,000 during the same period last year. The increase was primarily a result of an increase in (a) advertising and marketing, as a result of the product launch during the period, (b) amortization of capitalized software costs and (c) costs related to business development efforts. The increase was partially offset by a decrease in professional services provided by a third-party development company as a result of the completion of the initial version of the product on June 30, 2002.

Cost of Services—Anticipated Contract Loss

          During the three months ended September 30, 2002, we increased the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $939,000, as a result of a change in estimate, based on earned consulting fees of $475,000 in September 2002 and estimated net consulting fees in October 2002 of zero, which is less than the prior estimate of $1,414,000 in aggregate fees in those months. See “Critical Accounting Policy” herein.

General Operating and Administrative Expenses

          General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 2% to $794,000 for the three months ended September 30, 2002, from $813,000 during the same period last year. The decrease was primarily attributable to a decrease in compensation and benefits and facility expenses, attributable to the closing of offices in Los Angeles and Orange County, California and the relocation to a smaller facility in San Diego, California. These decreases were partially offset by a significant increase in legal fees and professional services incurred in connection with the proposed merger transaction and related litigation.

Restructuring Expenses and Related Asset Impairment

          During the three months ended September 30, 2002, we did not record any restructuring expenses. We incurred $154,000 in restructuring expenses during the three months ended September 30, 2001. These expenses consisted of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

Amortization of Stock-Based Compensation

          Amortization of intangible assets and stock-based compensation decreased 98% to $285 in the three months ended September 30, 2002, from $11,000 during the same period last year. The decrease was a result of fewer stock options outstanding for non-employees and a lower common stock price during the period.

Other Income and Expense

          For the three months ended September 30, 2002, interest income increased to $30,000 compared to $26,000 for the same period last year, as a result of higher average cash balance during the period, offset by lower average interest rates on investments. Interest expense increased to $230,000 from $211,000, as a result of the increase in the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock, hereinafter discussed.

          Other income during the three months ended September 30, 2002, was $2,500, resulting from a gain on fixed asset sales.

During the same period last year, we recorded a net loss of $60,000, resulting from fixed asset disposals.

Income Tax Benefit/Provision

          During the three months ended September 30, 2002, the income tax provision was zero, as a result of our net operating loss carry-forward, compared to $36,000 recorded in the same period last year.

Liquidity and Capital Resources

          Our principal sources of liquidity at September 30, 2002 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $8,506,000.

          During the three months ended September 30, 2002, our cash position decreased by $403,000 from the June 30, 2002 balance of $8,908,000. This decrease was a result of net cash used by operating activities of $396,000 and cash used in investing activities of $7,000.

          The cash used by operating activities of $396,000 resulted primarily from the payments for annual insurance premiums of approximately $616,000, partially offset by the revenue received from the Barona Tribe of $1,690,000 less cash expenditures and payments made during the period.

          Cash used in investing activities of $7,000 resulted from the purchase of fixed assets.

          In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of September  30, 2002, the Barona Tribe was not in default of any of the terms of the loan agreement.  Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

          Restricted cash consisted of a $133,000 irrevocable letter of credit issued to satisfy the terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit was released to us in November 2002.

          In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes. For a description of the notes, see Note 14 to the Consolidated Financial Statements.

               As of September 30, 2002, the remaining principal amount of debt and accrued interest was $10,122,000. Based upon our current stockholder’s deficit balance, estimates of fees under the 1996 Consulting Agreement and our current sources of revenues, pursuant to the terms of the notes, we do not expect that we will be obligated to make a payment of principal or interest  for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the September 30, 2002 presentation. If we are successful in restructuring the 1996 Consulting Agreement or if we generate significant revenue under the 1996 Consulting Agreement beyond our expectations or from other sources, a portion of the long-term debt due to the noteholders could be paid in the future. In such case, we would classify the respective amount as a current liability at that time.

               We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,228,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called “advances of future consulting fees.” The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at September 30, 2002 of $728,000, is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by VCAT and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

               Based upon the current level of operations, we believe that the cash generated from operations and available cash and cash equivalents will be adequate to meet our operating expenses and to service our debt requirements as they come due. There can be no assurance that our business will generate sufficient cash flow from operations, particularly if our business relationship with the Barona Tribe is not restructured. Our future performance will be subject to our success in restructuring our business relationship with the Barona Tribe and to future economic conditions and financial, business and other factors, certain of which are beyond our control.

Factors That May Affect Future Results

     Our revenues are currently dependent upon one client, the Barona Tribe.

          We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. During the period from May 2001 to June 2002, we received no revenue from the Barona Tribe primarily due to the increased level of expenses resulting from the expansion of the Barona Casino and the development of the Barona Valley Ranch. If we are not able to restructure our business relationship with the Barona Tribe or to the extent that we are unable to diversify our sources of revenue, it is likely that we will continue to be subject to periods in which there may be no revenues. To the extent that we do not have sufficient cash or access to other financing, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

          We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting  services.

          Our right to receive fees is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino’s operations which may result in the Barona Tribe being precluded from making payments to us, assuming we are entitled to a fee pursuant to our agreement with the Barona Tribe. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us under the applicable consulting agreements, we will still be obligated to provide services to the Barona Tribe under the agreements and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to identify alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

     We have incurred substantial losses recently and our future sources of revenues are uncertain.

          We have incurred net losses of $2,362,000 during the three months ended September 30, 2002 and $5,715,000 during the fiscal year ended June 30, 2002. At September 30, 2002, our total liabilities exceeded our assets by $8,190,000. From May 2001 to June 2002, we did not receive any consulting fees from our only client, the Barona Tribe, under the 1996 Consulting Agreement. Although we have generated revenues from the 1996 Consulting Agreement in recent months, the amount of such revenues has been variable and unpredictable. Unless we enter into a new business relationship with the Barona Tribe, it is uncertain whether we will generate any revenues from the 1996 Consulting Agreement from November 2002 through the end of its term in March 2004. In addition, we have not received any revenues from Mariposa, our recently launched software product, and there can be no assurance that Mariposa will result in additional clients or revenues. Unless we begin to generate significant and consistent revenues from the rendering of consulting services or from other sources, we will continue to operate with significant losses, which could have a material adverse effect on our business and financial condition.

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

          Our principal recourse from a tribe for collection of indebtedness or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe’s indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe’s indebtedness or fees due to us may not be paid, if at all, until any senior creditors have been repaid in full. As discussed above, if the Barona Tribe is precluded from paying fees to us under the Consulting Agreement because of our agreement to subordinate payments of our fees to the repayment of the Barona Tribe’s senior debt, we will be forced to attempt to obtain alternative sources of revenues to finance our operations. If we are not able to obtain alternative sources of revenues to finance our operations, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

     Approval of the 1996 Consulting Agreement by appropriate regulatory authorities is still pending.

          Appropriate regulatory authorities have not yet approved the 1996 Consulting Agreement. If the 1996 Consulting Agreement is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

     There has been an increase in competition for our only client.

          The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from four to nine since 2000 and there may be additional casinos that attempt to open in this area, all of which may be competing for customers. This increased competition could reduce the profit levels achieved at the Barona Casino further reducing the likelihood or amount of fees earned by us under the 1996 Consulting Agreement.

     We may not be able to successfully market the Mariposa software product to other clients.

          There can be no assurance that we will be able to license Mariposa to customers or that it will produce revenues. In addition, in the course of our negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that we have exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. However, in connection with our ongoing negotiations, we have discussed the possibility of sharing with the Barona Tribe, under certain circumstances, a portion of the net profits, if any, of Mariposa.

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

          We have taken several steps, such as reducing overhead and staffing to control expenses. However, this may reduce our ability to attract and retain employees or to pursue or exploit additional business opportunities. If we are unable to attract and retain qualified employees or pursue or exploit future business opportunities, it could have a material adverse effect on our business and financial condition, and we may not be able to continue to operate our business.

     We are dependent upon our Chairman, Chief Executive Officer and Chief Operating Officer.

          Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board, Chief Executive Officer and Chief Operating Officer. The loss of Mr. Speer’s services, for any reason, may have a material adverse effect on our prospects. We have not entered into any employment agreements with Mr. Speer and there is nothing preventing him from departing at any time from employment with us. There can be no assurance that we will be able to find a suitable replacement. To the extent that Mr. Speer’s services become unavailable or if Mr. Speer were to resign and such departure results in our inability to fulfill our obligations under the 1996 Consulting Agreement, then the Barona Tribe will have the right to terminate the 1996 Consulting Agreement, and the potential for a future business relationship would be limited.

     Our common stock is subject to wide fluctuations.

          The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, quarterly variations in our operating results, the market where our common stock trades, announcements of new services or business activities by us or our competitors, general market fluctuations, and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market-trading price.  Our common stock currently trades on the Over-The-Counter (“OTC”) Bulletin Board. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely affected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

Item 3.  Controls and Procedures

               (a)      Evaluation of Disclosure Controls and Procedures.

               Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

               (b)      Changes in Internal Controls.

               There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

          (b) Reports on Form 8-K.

          During the three months ended September 30, 2002, VCAT filed one Current Report on Form 8-K dated, and filed with the Commission, on September 5, 2002, reporting under Item 5 therein that it earned and was paid fees pursuant to the 1996 Consulting Agreement.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: November 14, 2002	By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: November 14, 2002	By:	/s/ KEVIN MCINTOSH

Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

CERTIFICATIONS

I, L. Donald Speer, II, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Venture Catalyst Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Kevin McIntosh, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Venture Catalyst Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ KEVIN MCINTOSH

Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

99.1	Certification of Chief Executive Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.