Form 10QSB
period 2002-12-31
VENTURE CATALYST INC
filed 2003-02-14
CIK 318291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 7, 2003, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

VENTURE CATALYST INCORPORATED
FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2002

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I. Item 2 – Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,872,157	$8,908,095
Prepaid expenses and other assets	394,739	66,770
Receivables, net	26,608	65,390

Total current assets	8,293,504	9,040,255
Non-current assets:
Capitalized software, net	159,115	222,761
Property, plant and equipment, net	138,935	150,202
Deposits and other assets	51,461	199,125
Non-current receivables (net of allowance of $249,116)	38,776	38,121
Restricted cash	—	133,000

Total non-current assets	388,287	743,209

Total assets	$8,681,791	$9,783,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Advances of future consulting fees – Barona Tribe	$3,719,321	$3,712,450
Accrued consulting costs, current	2,185,771	—
Accounts payable and accrued expenses	609,318	858,837

Total current liabilities	6,514,410	4,571,287
Non-current liabilities:
Long-term debt and accrued interest	10,376,629	9,892,118
Accrued consulting costs, non-current	549,913	1,148,380

Total liabilities	17,440,952	15,611,785
Shareholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares
Authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,945,184	11,945,525
Deferred compensation	(1,742)	(2,605)
Retained deficit	(20,709,810)	(17,778,447)

Total shareholders’ deficit	(8,759,161)	(5,828,321)

Total liabilities and shareholders’ deficit	$8,681,791	$9,783,464

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,

	2002	2001

Revenues:
Consulting services	$357,000	$—
Operating expenses:
Cost of revenues	395,198	1,167,987
Cost of services-anticipated contract loss	(408,827)	6,955,578
General and administrative expenses	728,597	868,449

Operating expenses	714,968	8,992,014

Operating loss	(357,968)	(8,992,014)
Other income (expense):
Interest income	30,230	50,026
Interest expense	(254,851)	(229,750)
Other gains (losses)	12,800	(57,880)

Other expense	(211,821)	(237,604)

Loss before income tax benefit	(569,789)	(9,229,618)
Income tax benefit	—	(87,458)

Net loss	$(569,789)	$(9,142,160)

Basic and diluted loss per share:
Net loss per share– basic and diluted	$(.08)	$(1.27)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31,

	2002	2001

Revenues:
Consulting services	$2,552,000	$—
Operating expenses:
Cost of revenues	3,022,330	2,288,113
Cost of services-anticipated contract loss	529,873	6,955,578
General and administrative expenses	1,522,477	1,692,925
Restructuring expenses	—	154,000

Operating expenses	5,074,680	11,090,616

Operating loss	(2,522,680)	(11,090,616)
Other income (expense):
Interest income	60,528	75,681
Interest expense	(484,511)	(440,926)
Other gains (losses)	15,300	(118,048)

Other expense	(408,683)	(483,293)

Loss before income tax benefit	(2,931,363)	(11,573,909)
Income tax benefit	—	(51,751)

Net loss	$(2,931,363)	$(11,522,158)

Basic and diluted loss per share:
Net loss per share– basic and diluted	$(.41)	$(1.60)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,

	2002	2001

Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(2,931,363)	$(11,522,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	116,544	90,699
Provision for bad debts	—	2,928
(Gain) loss on disposal of assets, net	(15,300)	59,488
Loss on impairment of investments	—	56,795
Amortization of stock based compensation	522	20,304
Due from Barona Tribe – expansion project	—	7,685,296
Cost of services – anticipated contract loss	529,873	6,955,578
Cost of revenues related to the Barona contract	1,057,430	—
Changes in operating assets and liabilities	99,687	1,107,991

Net cash (used in) provided by operating activities	(1,142,607)	4,456,921

Cash flows provided by (used in) investing activities:
Investment in convertible notes	—	(1,600)
Release of restricted cash	133,000	—
Purchase of furniture and equipment	(26,331)	(39,418)

Net cash provided by (used in) investing activities	106,669	(41,018)

Net (decrease) increase in cash	(1,035,938)	4,415,903
Cash at beginning of period	8,908,095	4,099,927

Cash at end of period	$7,872,157	$8,515,830

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 1—Basis of Presentation and Description of Business

Basis of Presentation

          The unaudited financial statements for Venture Catalyst Incorporated (“VCAT”) have been prepared by us in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. As used herein, the terms “VCAT,” “we,” “us,” or “our,” means Venture Catalyst Incorporated and its wholly-owned inactive subsidiaries.

          In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (“fiscal 2002”). Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Description of Business

          We are a provider of consulting services, infrastructure and technology in the gaming and hospitality market. We operate two business divisions: consulting services and software.

          Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million development project that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 400-room hotel, an 18-hole championship golf course and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

          Our software division, created during the second quarter of fiscal 2003, is dedicated to the ongoing product and business development of Mariposa, our fully integrated customer relationship management and marketing software product for the gaming and hospitality industry that was launched in September 2002 at the Global Gaming Expo in Las Vegas, Nevada.

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

          The amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino;  (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations including expansion expenses related to the recently completed Barona Valley Ranch project;  (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

          Our monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Casino exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe’s determination to draw a minimum income stream from the net income of the Barona Casino. Notwithstanding the foregoing, no fee is required to be paid to us unless the Barona Tribe has drawn their minimum income stream from the net operating income of the Barona

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Casino, (the “Tribal Draw”). The amount of the Tribal Draw is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995.

          To the extent that the sum of the gross consulting fee and the Tribal Draw exceed the net operating income of the Barona Casino for a given month, our net consulting fee is reduced. The amount by which our fee is reduced becomes a deferred fee, which we can, under certain circumstances, recover in subsequent months. Since our monthly consulting fee may not be reduced to less than zero, if in a given month the net operating income of the Barona Casino is less than the amount of the minimum Tribal Draw, our net consulting fee for that month will be zero and a shortfall will be created that will have to be reversed in subsequent months before a fee may be paid to us.

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

          In March 1999, the National Indian Gaming Commission commenced a preliminary review of the relationship between the Barona Tribe and VCAT, which includes a review of the 1996 Consulting Agreement. The review is currently pending.

Anticipated Contract Loss

          If, at any time through the end of the term of the 1996 Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement, we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as “cost of services—anticipated contract loss” and corresponding liabilities will be established for the current and non-current amounts, which are recorded as “accrued consulting costs.” Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period that anticipated revenues earned are in excess of costs incurred, by the amount the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when costs incurred exceed revenues earned in any period, the accrued consulting costs will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income.

          During the three months ended December 31, 2002, we decreased the cost of services—anticipated contract loss and corresponding liabilities, classified as accrued consulting costs, by $409,000, as a result of a change in estimate. This change was based on a reduction in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement through the end of its current term in March 2004.

          In October 2002, we earned revenues of $357,000 pursuant to the 1996 Consulting Agreement which were not anticipated or included in the previous estimate. In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch. We did not earn any consulting fees under the 1996 Consulting Agreement in those months, however, as a result of higher than expected revenues and lower than expected costs at the Barona Casino and Barona Valley Ranch during those months, the cumulative shortfall created as of December 31, 2002, is $1,591,000, significantly less than the cumulative shortfall we had anticipated during those months.

          At December 31, 2002, the accrued consulting costs were $2,736,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004. At December 31, 2002, the accrued consulting costs include no estimated revenues under the 1996 Consulting Agreement. However, as a result of the better than expected results in October, November and December 2002 discussed above, and the difficulty in estimating results at the new Barona Valley Ranch without an operating history, we are uncertain as to whether we will earn fees under the 1996 Consulting Agreement through the end of its current term in March 2004.  In addition, if we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be.  We will continue to monitor the results at the Barona Valley Ranch and the potential for us to earn fees pursuant to the 1996 Consulting Agreement and, if necessary, will adjust the anticipated loss and accrued consulting costs accordingly. However, we will not be making adjustments to the anticipated loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 3—Business Uncertainties

          We have incurred net losses of $570,000 and $2,931,000 during the three and six months ended December 31, 2002, respectively. At December 31, 2002, our total liabilities exceeded our assets by $8,759,000. From May 2001 to June 2002, we did not receive any consulting fees from our only client, the Barona Tribe, pursuant to the 1996 Consulting Agreement. Although we earned revenues during the three and six months ended December 31, 2002, revenues have been variable and unpredictable. Unless the 1996 Consulting Agreement is restructured and a fixed base amount of monthly consulting fee compensation is established, it is uncertain whether from month-to-month we will generate revenues from the 1996 Consulting Agreement through the end of its term on March 31, 2004. If we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be.  In addition, we have not received any revenues from Mariposa and there can be no assurance of future revenues.

          Unless we begin to generate significant and consistent revenues from rendering consulting services or from Mariposa or other sources, we will continue to operate with significant losses.

Note 4—Advances of Future Consulting Fees

          We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,719,000. These advances represent payments made to us in excess of consulting fees earned and are unsecured and non-interest bearing.

Note 5—Capitalized Software

          Software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale and the capitalized software costs are subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

          During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in “cost of revenues,” was $32,000 and $64,000 during the three and six months ended December 31, 2002, respectively.

Note 6—Cash and Cash Equivalents

          For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper instruments with maturities ranging from four weeks to three months.

Note 7—Business Concentration

          Historically, a significant portion of our revenue has been earned from the Barona Tribe and currently all of our revenue is earned from the Barona Tribe pursuant to the 1996 Consulting Agreement.

Note 8—Restricted Cash

          We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

Note 9—Available-for-Sale Securities

          We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

record a realized loss for any portion of the securities determined necessary for fair statement. Available-for-sale securities at December 31, 2002 consisted of investments in:

•	Senscom, Inc.;

•	Idealabs, Inc.;

•	Companyfinance, Inc.;

•	A Bid of Time, Inc. (formerly “Watchnet, Inc.”);

•	SeatAdvisor, Inc.;

•	Brand Equity, Inc. (formerly KINeSYS Pharmaceutical, Inc.);

•	MobilePro Corporation (formerly “CraftClick.com, Inc.”);

•	clickNsettle.com, Inc.;

•	Ultrexx Corporation;

•	Asset Equity Group (formerly “WorldNet Resource Group, Inc.”); and

•	TheBigHub.com, Inc.

          Collectively, these investments had no carrying value at December 31, 2002. We will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

          During fiscal 2001 and fiscal 2000, we deemed that the fair value of its available-for-sale securities were permanently impaired as a result of numerous factors, including:

•	a significant decrease in the market values of the securities and a general decrease in overall market conditions;

•	limited or non-existent operating history and/or a history of operating losses and/or cash flows and expectations for continuing losses;

•	the cessation of services and dissolution of certain companies;

•	a significant change in the business environment and economy for Internet and technology companies, including:

	–›	limited/reduced access to venture capital;

	–›	reduced spending on and value of technology and Internet services; and

	–›	rapidly declining valuations for technology and Internet companies.

          At the time the impairment was recorded, we believed that the events or circumstances would not reverse or that if they did reverse or cease, it was unlikely that they would result in the recovery of the fair value of the investments. Although certain securities had market values at the time of impairment, we still deemed them to be permanently impaired, as a result of the above listed factors, as well as limited trading activity in the public securities.

          We also hold options to purchase securities in the following companies:

•	MobilePro Corporation (formerly “CraftClick.com, Inc.”); and

•	Companyfinance, Inc.

          These options were granted to us as inducements to enter into service agreements or for membership on an advisory board. Such options have no established cost basis and were determined to have minimal value due to the significant price premium over the market price at the date of grant and the limited operating history of these companies. We will continue to

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

monitor the operations of these companies and the valuation of the options and will establish a fair value and record an unrealized gain, if deemed to be appropriate.

Note 10—Segment Reporting

          During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business segments: consulting services and software. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and reconciliation to operating income, before other income and expense and income taxes, for the three and six months ended December 31, 2002 and 2001 are as follows:

	Consulting Services	Software	Total

Three months ended December 31, 2002:
Revenues	$357,000	$—	$357,000
Direct operating expenses (1)	15,633	379,565	395,198
Cost of services- anticipated contract loss	(408,827)	—	(408,827)

Gross profit (loss)	$750,194	$(379,565)	$370,629

Three months ended December 31, 2001:
Revenues	$—	$—	$—
Direct operating expenses (1)	845,292	322,695	1,167,987
Cost of services- anticipated contract loss	6,955,578	—	6,955,578

Gross profit (loss)	$(7,800,870)	$(322,695)	$(8,123,565)

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

	Consulting Services	Software	Total

Six months ended December 31, 2002:
Revenues	$2,552,000	$—	$2,552,000
Direct operating expenses (1)	2,217,052	805,278	3,022,330
Cost of services- anticipated contract loss	529,873	—	529,873

Gross profit (loss)	$(194,925)	$(805,278)	$(1,000,204)

Six months ended December 31, 2001:
Revenues	$—	$—	$—
Direct operating expenses (1)	1,688,515	599,597	2,288,112
Cost of services- anticipated contract loss	6,955,578	—	6,955,578

Gross profit (loss)	$(8,644,093)	$(599,597)	$(9,243,690)

(1) Direct operating expenses includes research and development and sales and marketing costs.

          Information on segments and reconciliation to loss before income tax benefit, for the three and six months ended December 31, 2002 and 2001 are as follows:

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Total gross profit (loss) from operating segments above	$370,629	$(8,123,565)	$(1,000,204)	$(9,243,690)
Indirect operating expenses (1)	728,597	868,449	1,522,477	1,845,280

Total operating loss	(357,968)	(8,992,014)	(2,522,681)	(11,090,615)
Other expense, net	211,821	237,604	408,682	483,293

Loss before income tax benefit	$(569,789)	$(9,229,618)	$(2,931,363)	$(11,573,908)

(1)	Indirect operating expenses include general and administrative expenses, restructuring and other charges and amortization of stock based compensation.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 11—Net Loss Per Share

          At December 31, 2002, options to purchase 4,795,312 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through November 2011.

Note 12—Stock Options

          The following table summarizes stock option activity under our 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended December 31, 2002:

	Options Outstanding	Options Price Per Share

Outstanding, beginning of year	5,216,062	$0.13 - $12.50
Granted	—	—
Exercised	—	—
Cancelled	(420,750)	$1.75 - $12.50

Outstanding, ending balance	4,795,312	$0.13 - $12.50

Note 13—Stock Repurchase/ Long-Term Debt

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

          The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation has been met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and have been treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2002 or June 30, 2001; accordingly, we did not record the issuance of any additional notes during fiscal 2002 or fiscal 2001.

          The Second Contingent Obligation is subject to the following conditions  (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. To date, only two of the foregoing criteria have been satisfied; accordingly, we have not recorded the issuance of any note pursuant to the Second Contingent Obligation.

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

          All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2002 or 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $918,000 and $843,000, in September 2002 and 2001 respectively, was added to the principal amount of debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

          The remaining principal amount of debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2002 and 2001) and accrued interest on the adjusted principal related to this stock repurchase was $10,377,000 as of December 31, 2002. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as “non-current liabilities”. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the December 31, 2002 presentation. However, if we are successful in restructuring our business relationship with the Barona Tribe or if we generate significant revenue under the 1996 Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be due in September 2003.  In such case, we will classify the respective amount as a current liability at the time we believe such amounts become current.

Note 14—Subsequent Events

          In January 2003, we mutually agreed with L. Donald Speer, II, our Chief Executive Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer, to terminate the Agreement and Plan of Merger that was entered into among VCAT, Mr. Speer and Speer Casino Marketing, Inc. on May 13, 2002 (the “Merger Agreement”).

          The parties decided to abandon the proposed merger and terminate the Merger Agreement because (i) the Commission informed us that the contingent payments that would have been made to our shareholders as part of the merger consideration would need to be registered with the Commission in order for the proposed merger to proceed; (ii) a number of changes in business circumstances occurred subsequent to the execution of the Merger Agreement, including the launching of Mariposa; better than expected revenues paid to us in connection with the operation of our consulting agreement with the Barona Tribe, and the opening of the Barona Valley Ranch; (iii) as a result of these changes in business circumstances and other business uncertainties, the independent financial advisor to the Special Committee of independent directors was unable to give an updated fairness opinion with respect to the proposed merger; and (iv) in light of the foregoing, such Special Committee was unable to continue to recommend the proposed merger to our shareholders.

          Two purported class action lawsuits have been filed seeking primarily to enjoin the merger of VCAT and Speer Casino Marketing.  On October 25, 2002, we filed a motion seeking to have the cases dismissed on the grounds that the complaints failed to state a proper claim.  On January 24, 2003, the court granted our motion, with leave to amend.  The court also granted our motion to stay discovery.  The court ordered the plaintiffs to file an amended complaint setting forth a valid cause of action, if possible in light of the merger termination, on or before February 21, 2003.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

          In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operation as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch;

•

entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of the net profits of Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

	–›	25% percent of the first $250,000 of the net profits per quarter;

	–›	30% percent of the second $250,000 of the net profits per quarter;

	–›	35% percent of the net profits in excess of $500,000 per quarter; and

•

agreed to not provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch, such agreement to remain in effect in perpetuity.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Overview

          Venture Catalyst Incorporated (“VCAT”) is a provider of consulting services, infrastructure and technology in the gaming and hospitality market. We offer comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (“Baron Valley Ranch”), a $260 million development project that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 400-room hotel, an 18-hole championship golf course and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

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

          The amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Casino; (b) the monthly cash and non-cash expenses and capitalized interest of the Barona Tribe related to its operations and the development project; (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Casino for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

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

          Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. Although we were not entitled to a fee for services rendered in September 2002 pursuant to the 1996 Consulting Agreement because a shortfall had been created, in October 2002 the Barona Tribe paid us $475,000 for services provided in September 2002. In delivering the payment to us, the Barona Tribe noted that the payment was an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and was not an acceptance of any proposal made by us during the negotiations.

          Because of increased costs incurred during the development of the Barona Valley Ranch, the consulting fees paid to us by the Barona Tribe during the fiscal year ended June 30, 2001 (“fiscal 2001”) were significantly below historical levels, and were zero in the fiscal year ended June 30, 2002 (“fiscal 2002”). During the first six months of the fiscal year ended June 30, 2003 (“fiscal 2003”), we earned aggregate consulting fees in July, August and October 2002 of $2,047,000 pursuant to the 1996 Consulting Agreement and we were paid $475,000 by the Barona Tribe for services rendered in September 2002 as a “good faith” gesture related to the current negotiations, as described above. In October 2002, we earned revenues of $357,000 pursuant to the 1996 Consulting Agreement which were not anticipated or included in the previous estimate. In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch and opened its hotel. We did not earn any consulting fees pursuant to the 1996 Consulting Agreement in those months, however, as a result of higher than expected revenues and lower than expected costs at the Barona Casino and Barona Valley Ranch during those months, the cumulative shortfall created as of December 31, 2002 was $1,591,000, significantly less than the cumulative shortfall we anticipated during those months.

          In the past, we have reported our estimates as to our future revenues under the 1996 Consulting Agreement based on a financial model driven primarily by our assumptions with respect to projected revenues and expenses at the Barona Casino. These projections took into account the Barona Tribe’s expenses related to the construction and development of the Barona Valley Ranch.  While these expenses will no longer impact the calculation of our consulting fee after the completion of the Barona Valley Ranch, the operating expenses of the Barona Valley Ranch will be higher than the operating expenses of the Barona Casino prior to the completion of the Barona Valley Ranch.  These higher operating expenses may be offset by increased revenues at the Barona Valley Ranch.  However, gaming revenues and expenses are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. As a result of these difficulties, our revenue and expense projections during the past two years have not proven to be an accurate measure of actual results.  However, we will not be making adjustments to the anticipated loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement. We are uncertain as to whether we will earn fees from month-to-month under the 1996 Consulting Agreement through the end of its current term in March 2004.  If we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be.

          During fiscal 2001, we initiated a project focused on creating a fully integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry, which we refer to as Mariposa (“Mariposa”). Mariposa is an enterprise level CRM solution that contains a suite of applications that operate in conjunction with a casino’s existing player tracking and other data systems, transforming the data into useful information. In fiscal 2002, we completed a working model of Mariposa that was tested at the Barona Casino. In June 2002, we completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry and in September 2002 Mariposa was formally launched to the public at the Global Gaming Expo 2002 held in Las Vegas, Nevada.

          During the second quarter of fiscal 2003, we changed the way we manage our business and will now operate with two divisions. Our consulting services division will continue to provide services to the Barona Tribe and our newly formed software division is dedicated to the ongoing product and business development of Mariposa.

          Enterprise level software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement. We are in ongoing discussions with several potential clients, however, at this time, we have not received any revenues from Mariposa. We have made, and may continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to, support and continue development of Mariposa. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

          In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch;

•

entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of the net profits of Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

	–›	25% percent of the first $250,000 of the net profits per quarter;

	–›	30% percent of the second $250,000 of the net profits per quarter;

	–›	35% percent of the net profits in excess of $500,000 per quarter; and

•

agreed to not provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Casino, such agreement to remain in effect in perpetuity.

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

          If, at any time through the end of the term of the 1996 Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as “cost of services—anticipated contract loss” and corresponding liabilities will be established for the current and non-current amounts, which are recorded as “accrued consulting costs”. Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income.

          During the six months ended December 31, 2002, we increased the cost of services—anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $530,000, as a result of a change in estimate. This change was based on a decrease in the estimated consulting fees of $939,000 during the three months ended ended September 30, 2002, partially offset by a decrease in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement of $409,000 during the three months ended December 31, 2002.

          At December 31, 2002, the accrued consulting costs were $2,736,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004. At December 31, 2002, the accrued consulting costs include no estimated revenues under the 1996 Consulting Agreement. However, as a result of the better than expected results in October, November and December 2002, discussed above, and the difficulty of estimating results at the new Barona Valley Ranch without an operating history, we are uncertain from month-to-month as to whether we will earn fees under the 1996 Consulting Agreement through the end of its current term in March 2004.  In addition, if we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be.  We will continue to review these matters and the anticipated loss and liabilities related to the 1996 Consulting Agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly.  However, we will not be making adjustments to the anticipated loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement.  Due to the uncertainties surrounding our month-to-month revenues, there can be no assurance that any adjustment to the loss and related liabilities on fee estimates will ever be made.

          The following matters, among others, could impact the actual amount of the loss and related liabilities recorded in connection with the 1996 Consulting Agreement:

(a)	the restructuring of our business relationship with the Barona Tribe would likely reduce the remaining loss and corresponding liabilities to zero; and

(b)	a change in the estimated amount of the foreseeable expenses to be incurred performing services, resulting in an upward or downward adjustment to the loss and corresponding liabilities.

Results of Operations

Three Months Ended December 31, 2002 Compared with the Three Months Ended December 31, 2001.

Revenues

          Revenues for the three months ended December 31, 2002 were $357,000, compared to zero during the same period last year. The increase represents higher revenues and lower expenses at the Barona Casino resulting in consulting fees pursuant to the 1996 Consulting Agreement in October 2002. During the same period last year, we did not earn any consulting fees pursuant to the 1996 Consulting Agreement. Although revenues at the Barona Casino exceeded expenses for the three month period ended December 31, 2001, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino during that period.

Cost of Revenues

          Cost of revenues for the three months ended December 31, 2002 decreased 66%, to $395,000, from $1,168,000 during the same period last year.  The decrease represents a decrease in cost of revenues for consulting services, partially offset by an increase in cost of revenues related to our software division.

          Cost of revenues for consulting services consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. There were no cost of revenues recorded in connection with providing consulting services to the Barona Tribe during the three months ended December 31, 2002, because the costs incurred of $537,000 approximated previously accrued estimates and were recorded as part of the cost of services—anticipated contract loss. See “Critical Accounting Policy,” above. We recorded $825,000 in cost of revenues in connection with providing consulting services to the Barona Tribe during the same period last year.  The decrease in costs incurred of $288,000 was attributable to decreases in (a) compensation and other personnel-related expenses and (b) advertising and marketing costs. Other cost of revenues for providing consulting services, not related to the 1996 Consulting Agreement, were $16,000 during the three months ended December 31, 2002, compared to $20,000 during the same period last year.

          The cost of revenues during the three months ended December 31, 2002 related to our software division consist primarily of compensation and other personnel-related expenses, costs of services provided by a third-party engaged by us in connection with the development, maintenance and support of Mariposa, advertising and marketing expenses and other direct costs related to Mariposa. The cost of revenues during the three months ended December 31, 2002 incurred in our software division were $379,000 compared to $322,000 during the same period last year. The increase was primarily a result of an increase in (a) advertising and marketing, as a result of the Mariposa product launch, (b) compensation and other personnel-related expenses, (c) amortization of capitalized software costs and (d) outside consultants that assisted with the Mariposa product launch. The increase was partially offset by a decrease in development services provided by a third-party development company as a result of the completion of the initial version of Mariposa on June 30, 2002.

Cost of Services—Anticipated Contract Loss

          During the three months ended December 31, 2002, we reduced the cost of services—anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $409,000, as a result of a reduction in the estimated amount of the foreseeable expenses to be incurred performing services under the 1996 Consulting Agreement through the end of its current term in March 2004.

General Operating and Administrative Expenses

          General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and amortization of stock-based compensation. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 16% to $729,000 for the three months ended December 31, 2002, from $868,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) outside consultant costs, (b) fees paid to outside directors and (c) facility expenses. These decreases were partially offset by an increase in production costs related to public company reporting obligations.

Other Income and Expense

          For the three months ended December 31, 2002, interest income decreased to $30,000 compared to $50,000 for the same period last year, a decrease of 40%, primarily as a result of lower average interest rates on investments. Interest expense increased 10% to $254,000 from $230,000, as a result of accrued interest that was added to the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock.  See Note 13 to the Consolidated Financial Statements.

          Other income during the three months ended December 31, 2002, was $13,000, resulting from a gain on fixed asset sales. During the same period during the last fiscal year, we recorded a net loss of $58,000, primarily as a result of a loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc.

Income Tax Benefit

          During the three months ended December 31, 2002, the income tax benefit was zero compared to a tax benefit of $87,000 recorded in the same period last year.  We incurred significant losses during the current period resulting in a net operating loss carry-forward (“NOL”). However, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a valuation allowance was recorded to fully offset the income tax benefit associated with the NOL. The tax benefit in the prior year was due to the reversal of an unfavorable IRS audit determination, partially offset by an alternative minimum tax adjustment.

Six Months Ended December 31, 2002 Compared with the Six Months Ended December 31, 2001.

Revenues

          Revenues for the six months ended December 31, 2002 were $2,552,000, compared to zero during the same period last year. The increase represents higher revenues and lower expenses at the Barona Casino resulting in consulting fees pursuant to the 1996 Consulting Agreement in July, August and October 2002.  Additionally, although we were not entitled to a fee for services rendered in September 2002 pursuant to the 1996 Consulting Agreement because a shortfall had been created, the Barona Tribe paid us $475,000. In delivering the payment to us, the Barona Tribe noted that the payment was an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and was not an acceptance of any proposal made by us during the negotiations. During the same period last year, we did not earn any consulting fees pursuant to the 1996 Consulting Agreement. Although revenues at the Barona Casino exceeded expenses for the six month period ended December 31, 2001, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino during that period. Revenues from other clients were $30,000 as a result of a one-time payment for financial advisory services.

Cost of Revenues

          Cost of revenues for the six months ended December 31, 2002 increased 32%, to $3,022,000, from $2,288,000 during the same period last year. The increase resulted from an increase in cost of revenues for consulting services and cost of revenues related to our software division.

          Cost of revenues for consulting services consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to provide consulting services to the Barona Tribe. The cost of revenues during the six months ended December 31, 2002, recorded in connection with providing services to the Barona Tribe, were $2,165,000, an increase of 33% compared to $1,633,000 incurred during the same period last year. Cost of revenues during the six months ended December 31, 2002, included additional costs recorded of $1,057,000, representing the amount the revenues earned pursuant to the 1996 Consulting Agreement that were included in the anticipated contract loss, exceeded the actual costs incurred during the period, in order to reflect no income from the 1996 Consulting Agreement. See “Critical Accounting Policy,” above. The actual costs incurred during the six months ended December 31, 2002 were $1,108,000, a 32% decrease from the $1,633,000 in the prior year period. The actual costs decreased primarily as a result of decreases in (a) compensation and other personnel-related expenses, (b) advertising and marketing incurred costs and (c) services provided by third-party consultants. Other cost of revenues for providing consulting services, not related to the 1996 Consulting Agreement, were $52,000 during the six months ended December 31, 2002, compared to $55,000 during the same period last year.

          The cost of revenues during the six months ended December 31, 2002, related to our software division consist primarily of compensation and other personnel-related expenses, costs of services provided by a third-party engaged by us in connection with the development, maintenance and support, advertising and marketing expenses and other direct costs related to Mariposa. The cost of revenues during the six months ended December 31, 2002 incurred in our software division were $805,000 compared to $600,000 during the same period last year, an increase of 34%. The increase was primarily a result of an increase in (a) advertising, marketing and other costs related to the Mariposa product launch, (b) amortization of capitalized software costs, (c) compensation and other personnel-related expenses, (d) outside consultants that assisted with the Mariposa product launch, (e) costs of services provided by a third-party engaged by us in connection with the maintenance and support of Mariposa during testing and (f) costs related to business development efforts. The increase was partially offset by a decrease in development services provided by a third-party development company as a result of the completion of the initial version of Mariposa on June 30, 2002.

Cost of Services—Anticipated Contract Loss

          During the six months ended December 31, 2002, we increased the cost of services—anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $530,000, as a result of a change in estimate. This change was based on a decrease in the estimated consulting fees of $939,000 during the three months ended September 30, 2002, partially offset by a reduction in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement of $409,000 during the three months ended December 31, 2002.

General Operating and Administrative Expenses

          General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and amortization of stock-based compensation. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 10% to $1,522,000 for the six months ended December 31, 2002, from $1,693,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) outside consultant costs, (b) compensation and other personnel-related expenses and (c) facility expenses. These decreases were partially offset by an increase in (a) professional fees, (b) insurance costs and (c) production costs related to public company reporting obligations.

Restructuring Expenses

          During the six months ended December 31, 2002, we did not record any restructuring expenses. We incurred $154,000 in restructuring expenses during the six months ended December 31, 2001. These expenses consisted of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

Other Income and Expense

          For the six months ended December 31, 2002, interest income decreased by 20%, to $61,000 compared to $76,000 for the same period last year, primarily as a result of lower average interest rates on investments. Interest expense increased by 10%, to $485,000 from $441,000, as a result of accrued interest that was added to the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock.  See Note 13 to the Consolidated Financial Statements.

          Other income during the six months ended December 31, 2002, was $15,000, resulting from gains on fixed asset sales. During the same period last year, we recorded a net loss of $118,000, primarily as a result of the loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc. and fixed asset disposals during the period.

Income Tax Benefit

          During the six months ended December 31, 2002, the income tax benefit was zero compared to a tax benefit of $52,000 recorded in the same period last year. We incurred significant losses during the current period resulting in a net operating loss carry-forward (“NOL”). However, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a valuation allowance was recorded to fully offset the income tax benefit associated with the NOL. The tax benefit in the prior year was due to the reversal of an unfavorable IRS audit determination, partially offset by an alternative minimum tax adjustment.

Liquidity and Capital Resources

          Our principal sources of liquidity at December 31, 2002 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $7,872,000.

          During the six months ended December 31, 2002, our cash position decreased by $1,036,000 from the June 30, 2002 balance of $8,908,000. This decrease was a result of net cash used by operating activities of $1,143,000 partially offset by cash provided by investing activities of $107,000.

          The cash used by operating activities during the six months ended December 31, 2002 of $1,143,000 resulted primarily from operating cash expenditures made during the period and payments for annual insurance premiums, partially offset by revenues received during the period.

          Cash provided by investing activities of $107,000 resulted from the release of restricted cash of $133,000 partially offset by the purchase of $26,000 in fixed assets. We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

          In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of December 31, 2002, the Barona Tribe was not in default of any of the terms of the loan agreement.  Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

          In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes. For a description of the notes, see Note 13 to the Consolidated Financial Statements.

          As of December 31, 2002, the remaining principal amount of debt and accrued interest was $10,377,000. Based upon our current financial position and our current sources of revenues, pursuant to the terms of the notes, we do not expect that we will be obligated to make a payment of principal or interest for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the December 31, 2002 presentation. However, if we are successful in restructuring our business relationship with the Barona Tribe so as to establish a guaranteed base monthly consulting fee or if we generate significant revenue under the 1996 Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to our note holders will be due in September 2003.  In such case, we will classify the respective amounts as a current liabilities at the time we believe such amounts become current.

          We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,719,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called “advances of future consulting fees.” The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at December 31, 2002 of $1,219,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

          Based upon the current level of operations, we believe that the cash generated from operations and available cash and cash equivalents will be adequate to meet our operating expenses and to service our debt requirements as they come due. There can be no assurance that our business will generate sufficient cash flow from operations, particularly if our business relationship with the Barona Tribe is not restructured. Our future performance will be subject to our success in our business relationship with the Barona Tribe, the success of our newly formed software division and to future economic conditions and financial, business and other factors, certain of which are beyond our control.

Factors That May Affect Future Results

          Our revenues are currently dependent upon one client, the Barona Tribe.

          We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. During the period from May 2001 to June 2002 and in November and December 2002, we received no revenue from the Barona Tribe primarily due to the increased level of expenses resulting from the interim expansion of the Barona Casino and the development of and transition to the Barona Valley Ranch. If we are not able to restructure our business relationship with the Barona Tribe to provide for a guaranteed base monthly consulting fee, or to the extent that we are unable to diversify our sources of revenue, it is possible that we will continue to be subject to periods in which there may be no revenues. To the extent that we do not have sufficient cash or access to other financing, we may not be able to continue to operate our business. If that should occur, you may lose your investment.

          Our revenues from the Barona Tribe are subject to significant fluctuation and uncertainty.

          During the past two years our revenues from the Barona Tribe have proven to be highly variable and uncertain.  While the expenses related to the development of the Barona Valley Ranch significantly contributed to us not receiving consulting fee income under the 1996 Consulting Agreement, month to month revenue from a gaming enterprise is generally uncertain.  Gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons, and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. Accordingly, we anticipate that our revenues may continue to be subject to significant fluctuations and uncertainties.

          We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting services.

          Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Casino’s operations which may result in the Barona Tribe being precluded from making payments to us, assuming we are entitled to a fee pursuant to our agreement with the Barona Tribe. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us under the consulting agreement, we will still be obligated to provide services to the Barona Tribe under the agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to identify alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

          We have incurred substantial losses recently and our future sources of revenues are uncertain.

          We have incurred net losses of $2,931,000 during the six months ended December 31, 2002 and $5,715,000 during the fiscal year ended June 30, 2002. At December 31, 2002, our total liabilities exceeded our assets by $8,759,000. From May 2001 to June 2002 and in November and December 2002, we did not receive any consulting fees from our only client, the Barona Tribe, under the 1996 Consulting Agreement. Although we have periodically generated revenues from the 1996 Consulting Agreement during the first six months of fiscal 2003, the amount of such revenues has been variable and unpredictable.  Unless we enter into a new business relationship with the Barona Tribe which guarantees to us a minimal base monthly consulting fee, it is uncertain what amount of revenues we will generate from the 1996 Consulting Agreement through the end of its term in March 2004. In addition, we have not received any revenues from Mariposa and there can be no assurance that Mariposa will result in additional clients or revenues. Unless we begin to generate significant and consistent revenues from the rendering of consulting services or from other sources, we will continue to operate with significant losses, which could have a material adverse effect on our business and financial condition.

          We have limited recourse against tribes and tribal assets.

          Our principal recourse from a tribe for collection of indebtedness or money damages for breach or wrongful termination of a contract is from revenues, if any, from casino operations. We have agreed to, and in the future may agree to, subordinate the repayment of a tribe’s indebtedness and payment of other fees due to us from a tribe to other obligations of the tribe, such as indebtedness to a commercial lender. Accordingly, in the event of a default by a tribe, a tribe’s indebtedness or fees due to us may not be paid, if at all, until any senior creditors have been repaid in full. As discussed above, if the Barona Tribe is precluded from paying fees to us under the 1996 Consulting Agreement because of our agreement to subordinate payments of our fees to the repayment of the Barona Tribe’s senior debt, we will be forced to attempt to obtain alternative sources of revenues to finance our operations. If we are not able to obtain alternative sources of revenues to finance our operations during such periods, we will not be able to continue to operate our business. If that should occur, you may lose your investment.

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

          There can be no assurance that we will be able to license Mariposa to customers or that it will produce revenues. In addition, in the course of our negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that we have exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we, among other things, (a) granted the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch; (b) entered into a profit sharing arrangement with the Barona Tribe whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of the net profits of Mariposa on a quarterly basis, on a sliding scale, starting January 1, 2003, and (c) agreed to not provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch, such agreement to remain in effect in perpetuity.

          We may not able to compete in the CRM market.

          We compete in the highly competitive CRM market. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

          If we fail to keep pace with technological innovation, improve our existing products, or develop new products, our application suite could become obsolete.

          The market for CRM software products is marked by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in client demands and evolving industry standards. If we are unable to market Mariposa on a timely and cost-effective basis, we may not realize any revenues from the sale or license of the software. In marketing Mariposa, we may:

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

     We rely on a third-party services firm for development, support and installation in connection with our software business.

          We rely on a third-party service firm to handle the majority of our software development efforts. In addition, we will use third-party service firms to support our products and to assist our customers with the installation and integration of our products. If we are unable to maintain and develop relationships with third-party firms to provide these services, we would be required to hire and train additional personnel, which would result in higher expenses and delays in our ability to generate revenue.

     We are dependent upon our Chairman, Chief Executive Officer and Chief Operating Officer.

          Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board, Chief Executive Officer and Chief Operating Officer. The loss of Mr. Speer’s services, for any reason, may have a material adverse effect on our prospects. We have not entered into any employment agreements with Mr. Speer and there is nothing preventing him from departing at any time from employment with us. There can be no assurance that we will be able to find a suitable replacement. To the extent that Mr. Speer’s services become unavailable or if Mr. Speer were to resign and such departure results in our inability to fulfill our obligations under the 1996 Consulting Agreement, then the Barona Tribe will have the right to terminate the 1996 Consulting Agreement, and the potential for a future business relationship with the Barona Tribe would be limited.

     We have limited resources to grow our business.

          We have incurred net losses of $2,931,000 during the six months ended December 31, 2002 and $5,715,000 during the fiscal year ended June 30, 2002. At December 31, 2002, our total liabilities exceeded our assets by $8,759,000. From May 2001 to June 2002 and in November and December 2002, we did not receive any consulting fees from our only client, the Barona Tribe, under the 1996 Consulting Agreement. Although we have periodically generated revenues from the 1996 Consulting Agreement during the first six months of fiscal 2003, the amount of such revenues has been variable and unpredictable.  This unpredictability of revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

PART II — OTHER INFORMATION

Item 5.  Other Information

                (a) Date of Next Annual Meeting of Shareholders.

               We have established the date for our next Annual Meeting of Shareholders (the “2003 Annual Meeting”), which will be held on December 5, 2003.

                (b) Deadlines for Shareholder Proposals for Annual Meeting.

               Any shareholder wishing to bring business before the 2003 Annual Meeting, who would like us to consider the inclusion of such proposal in our proxy statement for the meeting, must provide written notice to us of such proposal prior to July 1, 2003. Notices of shareholder proposals should be given in writing to Venture Catalyst Incorporated, 591 Camino De La Reina, Suite 418, San Diego, California 92108, Attn: Corporate Secretary.  With respect to any proposal that a shareholder of ours presents at the 2003 Annual Meeting that is not submitted for inclusion in our proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the proxy for the 2003 Annual Meeting will confer discretionary voting authority to vote on such proposal unless (a) we are notified of such proposal no later than September 15, 2003, and (b) the proponent complies with the other requirements set forth in Rule 14a-4 under the Exchange Act.

                (c) Termination of Merger Agreement; Special Committee Proceedings.

               On January 14, 2003, we, acting pursuant to the direction of the Special Committee of independent directors, mutually agreed with L. Donald Speer, II, our Chief Executive Officer, Chief Operating Officer and Chairman of the Board, and Speer Casino Marketing, Inc. (“Speer Corporation”), a Delaware corporation wholly-owned by Mr. Speer, to terminate the Agreement and Plan of Merger that was entered into among VCAT, Mr. Speer and Speer Corporation on May 13, 2002 (the “Merger Agreement”).

               The parties decided to abandon the proposed merger and terminate the Merger Agreement because (i) the Securities and Exchange Commission (the “Commission”) informed us that the contingent payments that would have been made to our shareholders as part of the merger consideration would need to be registered with the Commission in order for the proposed merger to proceed; (ii) a number of changes in business circumstances occurred subsequent to the execution of the Merger Agreement, including the launching of our Mariposa software product; better than expected revenues paid to us in connection with the operation of our consulting agreement with the Barona Tribe, and the opening of the Barona Valley Ranch; (iii) as a result of these changes in business circumstances and other business uncertainties, the independent financial advisor to the Special Committee of independent directors was unable to give an updated fairness opinion with respect to the proposed merger; and (iv) in light of the foregoing, such Special Committee was unable to continue to recommend the proposed merger to our shareholders.

               On February 3, 2003, our board of directors concluded that with the termination of the Merger Agreement, the Special Committee’s work had been completed and decided to reduce the scope of the activities of the Special Committee to that of winding up the Special Committee’s affairs.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          The Exhibits listed below are hereby filed with the Commission as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

          During the three months ended December 31, 2002, VCAT filed no Current Reports on Form 8-K.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: February 13, 2003	By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II
Chairman of the Board and Chief Executive Officer
(Authorized Signatory, Principal Executive Officer)

Date: February 13, 2003	By:	/s/ KEVIN MCINTOSH

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

Date: February 13, 2003	By:	/s/ L. DONALD SPEER, II

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

Date: February 13, 2003	By:	/s/ KEVIN MCINTOSH

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