Form 10QSB
period 2003-03-31
VENTURE CATALYST INC
filed 2003-05-13
CIK 318291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 9, 2003, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    ☐    No    ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2003

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,699,680	$8,908,095
Prepaid expenses and other assets	316,576	66,770
Receivables, net	26,607	65,390

Total current assets	7,042,863	9,040,255
Non-current assets:
Property and equipment, net	131,667	150,202
Capitalized software, net	127,292	222,761
Deposits and other assets	4,147	199,125
Non-current receivables (net of allowance of $249,116)	—	38,121
Restricted cash	—	133,000

Total non-current assets	263,106	743,209

Total assets	$7,305,969	$9,783,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Advances of future consulting fees – Barona Tribe	$3,244,814	$3,712,450
Accrued consulting costs, current	2,173,548	—
Accounts payable and accrued expenses	502,533	858,836

Total current liabilities	5,920,895	4,571,286

Non-current liabilities:
Long-term debt and accrued interest	10,628,979	9,892,118
Accrued consulting costs, non-current	—	1,148,380

Total liabilities	16,549,874	15,611,784
Shareholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares
Authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,944,962	11,945,525
Deferred compensation	(1,301)	(2,605)
Retained deficit	(21,194,773)	(17,778,447)

Total shareholders’ deficit	(9,243,905)	(5,828,320)

Total liabilities and shareholders’ deficit	$7,305,969	$9,783,464

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2003 (Unaudited)	2002
Revenues:
Consulting	$950,000	$—
Software	—	—

Total revenues	950,000	—

Cost of Revenues:
Consulting	75,444	68,455
Software	94,320	—

Total cost of revenues	169,764	68,455

Gross profit (loss)	780,236	(68,455)
Operating expenses:
Sales and marketing	84,483	—
General and administrative	859,398	833,935
Research and development	93,980	52,037
Restructuring expenses	—	(64,182)

Total operating expenses	1,037,861	821,790

Operating loss	(257,625)	(890,245)
Other income (expense):
Interest income	17,012	28,340
Interest expense	(252,351)	(230,490)
Other gains (losses)	8,000	(63,943)

Other expense	(227,339)	(266,093)

Loss before income tax benefit	(484,964)	(1,156,338)
Income tax benefit	—	3,650,649

Net (loss) income	$(484,964)	$2,494,311

Basic and diluted (loss) income per share:
Net (loss) income per share– basic and diluted	$(.07)	$.35

Weighted average common shares outstanding
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine months Ended March 31,
	2003 (unaudited)	2002
Revenues:
Consulting	$3,502,000	$—
Software	—	—

Total revenues	3,502,000	—

Cost of revenues:
Consulting	2,292,497	1,773,851
Anticipated contract loss	529,873	6,955,578
Software	379,714	—

Total cost of revenues	3,202,084	8,729,429

Gross profit (loss)	299,916	(8,729,429)
Operating expenses:
Sales and marketing	288,946	—
General and administrative expenses	2,382,117	2,526,860
Research and development	409,159	634,754
Restructuring expenses	—	89,818

Total operating expenses	3,080,222	3,251,432

Operating loss	(2,780,306)	(11,980,861)
Other income (expense):
Interest income	77,541	104,021
Interest expense	(736,861)	(671,415)
Other gains (losses)	23,300	(181,992)

Other expense	(636,020)	(749,386)

Loss before income tax benefit	(3,416,326)	(12,730,247)
Income tax benefit	—	3,702,400

Net loss	$(3,416,326)	$(9,027,847)

Basic and diluted loss per share:
Net loss per share – basic and diluted
Weighted average common shares outstanding:	$(.47)	$(1.25)

Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended March 31,
	2003 (unaudited)	2002
(Decrease) increase in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(3,416,326)	$(9,027,847)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	174,421	122,085
Provision for bad debts	—	3,038
(Gain) loss on disposal of assets, net	(7,300)	123,320
Deferred taxes	—	3,650,648
Loss on impairment of investments	—	56,795
Amortization of stock based compensation	741	23,253
Due from Barona Tribe – expansion project	—	7,685,296
Anticipated contract loss	529,873	6,955,578
Cost of revenues adjustment related to the Barona contract	495,295	—
Changes in operating assets and liabilities	(65,003)	(6,630,542)

Net cash (used in) provided by operating activities	(2,288,299)	2,961,624

Cash flows provided by (used in) investing activities:
Investment in convertible notes	—	(1,600)
Release of restricted cash	133,000	—
Purchase of property and equipment	(53,116)	(26,614)

Net cash provided by (used in) investing activities	79,884	(28,214)

Net (decrease) increase in cash	(2,208,415)	2,933,410
Cash at beginning of period	8,908,095	4,099,927

Cash at end of period	$6,699,680	$7,033,337

Supplemental disclosures of cash flow information
Interest expense paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. Sales and marketing and research and development costs, which were previously included in cost of revenues, are now reported separately as operating expenses.

Description of Business

We are a provider of consulting services, infrastructure and technology in the gaming and hospitality market. We operate two business divisions: consulting services and software.

Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 400-room hotel, an 18-hole championship golf course and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

Our software division, created during the second quarter of fiscal 2003, is dedicated to the ongoing product and business development of Mariposa, our fully integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry that was launched in September 2002 at the Global Gaming Expo in Las Vegas, Nevada.

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

The amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project), (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

Our monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Valley Ranch exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe’s determination to draw a minimum income stream from the net income of the Barona Valley Ranch. Notwithstanding the foregoing, no fee is required to be paid to us unless

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

the Barona Tribe has drawn their minimum income stream from the net operating income of the Barona Valley Ranch, (the “Tribal Draw”). The amount of the Tribal Draw is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995.

To the extent that the sum of the gross consulting fee and the Tribal Draw exceed the net operating income of the Barona Valley Ranch for a given month, our net consulting fee is reduced. The amount by which our fee is reduced becomes a deferred fee, which we can, under certain circumstances, recover in subsequent months. Since our monthly consulting fee may not be reduced to less than zero, if in a given month the net operating income of the Barona Valley Ranch is less than the amount of the minimum Tribal Draw, our net consulting fee for that month will be zero and a shortfall will be created that will have to be reversed in subsequent months before a fee may be paid to us.

Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. For the nine months ended March 31, 2003, we have earned $2,047,000 in aggregate consulting fees pursuant the 1996 Consulting Agreement for services provided in July, August and October 2002 and the Barona Tribe has voluntarily paid us an additional $1,425,000 for services that we rendered in the months of September 2002, January 2003 and March 2003. In delivering the additional fee payments to us, the Barona Tribe recognized that although we were not entitled to a fee under the 1996 Consulting Agreement, these voluntary payments were an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and were not an acceptance of any proposal made by us during the negotiations.

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

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operation as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch, including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

→	25% percent of the first $250,000 of the net profits per quarter;

→	30% percent of the second $250,000 of the net profits per quarter;

→	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Anticipated Contract Loss

If, at any time through the end of the term of the 1996 Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement, we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as “anticipated contract loss” and corresponding liabilities will be established for the current and non-current amounts, which are recorded as “accrued consulting costs.” Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period that anticipated revenues earned are in excess of costs incurred, by the amount the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

At March 31, 2003, the accrued consulting costs were $2,174,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004. At March 31, 2003, the accrued consulting costs include no estimated revenues under the 1996 Consulting Agreement because we are currently uncertain as to whether we will earn fees under the 1996 Consulting Agreement through the end of its current term in March 2004. Factors which effect this uncertainty are the difficulty of estimating results at the Barona Valley Ranch without any comparable operating history and the current cumulative shortfall of $2,680,000 which exists and must be reversed before we can earn consulting fees under the 1996 Consulting Agreement. We will continue to monitor the results at the Barona Valley Ranch and the potential for us to earn fees pursuant to the 1996 Consulting Agreement and, if necessary, will adjust the anticipated contract loss and accrued consulting costs accordingly. However, we will not make adjustments to the anticipated contract loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement.

Note 3—Stock Based Compensation

Employee stock options are accounted for under APB No. 25 and related interpretations. Effective March 30, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” that supercedes SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure net (loss) or income and net (loss) or income per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, our net (loss) or income and (loss) or income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net (loss) income:
As reported	$(484,964)	$2,494,311
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	$(60,925)	$(155,872)

Pro forma	$(545,889)	$2,338,439

Net (loss) income per share:
As reported	$(.07)	$0.35
Pro forma	$(.08)	$0.32

	Nine Months Ended March 31,
	2003	2002
Net loss:
As reported	$(3,416,326)	$(9,027,847)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(356,517)	(383,724)

Pro forma	$(3,722,843)	$(9,411,571)

Net loss per share:
As reported	$(.47)	$(1.25)
Pro forma	$(.52)	$(1.31)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002, respectively: dividend yield, 0% for both periods; expected volatility of 3.74 and 1.22, respectively; average risk-free interest rates of 2.80% and 4.08%, respectively; and expected lives of approximately 5 years for both periods.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during the nine months ended March 31, 2003 and 2002, respectively: dividend yield, 0% for both periods; expected volatility of 2.88 and 2.09, respectively; average risk-free interest rates of 2.94% and 3.98%, respectively; and expected lives of approximately 5 years for both periods.

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

Note 4—Business Uncertainties

We have incurred net losses of $485,000 and $3,416,000 during the three and nine months ended March 31, 2003, respectively. At March 31, 2003, our total liabilities exceeded our assets by $9,244,000. From May 2001 to June 2002, we did not receive any consulting fees from our only client, the Barona Tribe, pursuant to the 1996 Consulting Agreement. Although we earned revenues during the three and nine months ended March 31, 2003 as a result of consulting services rendered to the Barona Tribe, revenues have been variable and unpredictable. We expect our month to month and quarter to quarter revenues to remain uncertain for the foreseeable future as we continue to explore restructuring our business relationship with the Barona Tribe, we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering. Unless we begin to generate significant and consistent revenues, we will continue to operate with significant losses.

Note 5—Advances of Future Consulting Fees

We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,245,000. These advances represent payments made to us in excess of consulting fees earned and are unsecured and non-interest bearing.

Note 6—Capitalized Software

Software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $32,000 and $96,000 during the three and nine months ended March 31, 2003, respectively.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Note 8—Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. During the three and nine months ended March 31, 2003, all of our revenue was attributable to services rendered to the Barona Tribe.

Note 9—Restricted Cash

We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

Note 10—Available-for-Sale Securities

We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. Collectively, these investments had no carrying value at March 31, 2003. During fiscal 2001 and fiscal 2000, we determined that the fair value of our available-for-sale securities were permanently impaired as a result of numerous factors, including:

•	a significant decrease in the market values of the securities and a general decrease in overall market conditions;

•	limited or non-existent operating history and/or a history of operating losses and/or cash flows and expectations for continuing losses;

•	the cessation of services and dissolution of certain companies;

•	a significant change in the business environment and economy for Internet and technology companies, including:

→	limited/reduced access to venture capital;

→	reduced spending on and value of technology and Internet services; and

→	rapidly declining valuations for technology and Internet companies.

At the time the impairment was recorded, we believed that the events or circumstances would not reverse or that if they did reverse or cease, it was unlikely that they would result in the recovery of the fair value of the investments. Although certain securities had market values at the time of impairment, as a result of the above-listed factors and the limited trading activity in the public securities, we still believed that they were permanently impaired. We will continue to monitor the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

Note 11—Segment Reporting

During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business divisions, consulting services and software, which comprise our segments. We do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and reconciliation to operating income, before sales and marketing, general and administrative expenses, research and development, other income and expense and income taxes, for the three and nine months ended March 31, 2003 and 2002 are as follows:

	Consulting Services	Software	Total
Three months ended March 31, 2003:
Revenues	$950,000	$—	$950,000
Cost of revenues	75,444	94,320	169,764

Gross profit (loss)	$874,556	$(94,320)	$780,236

Three months ended March 31, 2002:
Revenues	$—	$—	$—
Cost of revenues	68,455	—	68,455

Gross profit (loss)	$(68,455)	$—	$(68,455)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

	Consulting Services	Software	Total
Nine months ended March 31, 2003:
Revenues	$3,502,000	$—	$3,502,000
Cost of revenues	2,292,497	379,714	2,672,211
Anticipated contract loss	529,873	—	529,873

Gross profit (loss)	$679,630	$(379,714)	$299,916

Nine months ended March 31, 2002:
Revenues	$—	$—	$—
Cost of revenues	1,773,851	—	1,773,851
Anticipated contract loss	6,955,578	—	6,955,578

Gross profit (loss)	$(8,729,429)	$—	$(8,729,429)

Information on segments and reconciliation to loss before income tax benefit, for the three and nine months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Total gross profit (loss) from operating segments above	$780,236	$(68,455)	$299,916	$(8,729,429)
Operating expenses (1)	1,037,861	821,790	3,080,222	3,251,432

Total operating loss	(257,625)	(890,245)	(2,780,306)	$(11,980,861)
Other expense, net	(227,339)	(266,093)	(636,020)	(749,386)

Loss before income tax benefit	$(484,964)	$(1,156,338)	$(3,416,326)	$(12,730,247)

(1)	Operating expenses include sales and marketing expenses, general and administrative expenses, research and development and restructuring and other charges.

Note 12—Net Loss Per Share

At March 31, 2003, options to purchase 4,963,250 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through March 2113.

Note 13—Stock Options

The following table summarizes stock option activity under our 1994 Stock Option Plan, 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the nine months ended March 31, 2003:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2002	5,210,062	$0.13–$12.50
Granted	310,000	$0.25–$ 0.50
Exercised	—	—
Cancelled	(556,812)	$1.75–$12.50

Outstanding, March 31, 2003	4,963,250	$0.13–$12.50

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Note 14—Stock Repurchase/ Long-Term Debt

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

All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2002 or 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $918,000 and $843,000, in September 2002 and 2001 respectively, was added to the principal amount of the debt which will continue to accrue interest pending certain other events, including the permissibility of VCAT to make payments in the future.

The remaining principal amount of the debt (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2002 and 2001) and accrued interest on the adjusted principal related to this stock repurchase was $10,629,000 as of March 31, 2003. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future, therefore all amounts have been classified as “non-current liabilities”. In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the March 31, 2003 presentation. However, if we are successful in restructuring our business relationship with the Barona Tribe or if we generate significant revenue under the 1996 Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be paid in September 2003. In such case, we will classify the respective amount as a current liability at the time we believe such amounts become current.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Venture Catalyst Incorporated (“VCAT”) is a provider of consulting services, infrastructure and technology in the gaming and hospitality markets. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 400-room hotel, an 18-hole championship golf course and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

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

The amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

Our monthly consulting fee is determined by calculating a gross consulting fee for the month and making certain adjustments to arrive at a net consulting fee. The gross consulting fee consists of a monthly base fee of $475,000, plus additional consulting fees if the net operating income of the Barona Valley Ranch exceeds a fixed base amount. This gross consulting fee is subject to adjustment upward or downward (to zero), as a result of the Barona Tribe’s determination to draw a minimum income stream from the net income of the Barona Valley Ranch. Notwithstanding the foregoing, no fee is required to be paid to us unless the Barona Tribe has drawn from the net operating income of the Barona Valley Ranch a minimum income stream (the “Tribal Draw”), the amount of which is determined using the same methodology used by the Barona Tribe for the year ended December 31, 1995. To the extent that the sum of the gross consulting fee and the Tribal Draw exceed the net operating income of the Barona Valley Ranch for a given month, our net consulting fee is reduced. The amount by which our fee is reduced becomes a deferred fee, which we can, under certain circumstances, recover, in subsequent months. Since our monthly consulting fee may not be reduced to less than zero, if in a given month the net operating income of the Barona Valley Ranch is less than the amount of the minimum Tribal Draw, our net consulting fee for that month will be zero and a shortfall will be created that will have to be reversed in subsequent months before a fee may be paid to us.

Because of increased costs incurred during the development of the Barona Valley Ranch, the consulting fees paid to us by the Barona Tribe during the fiscal year ended June 30, 2001 (“fiscal 2001”) were significantly below historical levels, and were zero in the fiscal year ended June 30, 2002 (“fiscal 2002”). In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch and opened its hotel. Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. For the nine months ended March 31, 2003, we have earned $2,047,000 in aggregate consulting fees pursuant the 1996 Consulting Agreement for services provided in July, August and October 2002 and the Barona Tribe has voluntarily paid us an additional $1,425,000 for services that we rendered in the months of September 2002, January 2003 and March 2003. In delivering the additional fee payments to us, the Barona Tribe recognized that although we were not entitled to a fee under the 1996 Consulting Agreement, these voluntary payments were an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and were not an acceptance of any proposal made by us during the negotiations. Although we received these “good faith” payments, we have not earned any consulting fees pursuant to the 1996 Consulting Agreement since October 2002 and as of March 31, 2003 the cumulative shortfall created was $2,680,000 which has to be reversed before we can earn additional consulting fees.

In the past, we have reported our estimates as to our future revenues under the 1996 Consulting Agreement based on a financial model driven primarily by our assumptions with respect to projected revenues and expenses at the Barona Valley Ranch. These projections took into account the Barona Tribe’s expenses related to the construction and development of the Barona

Valley Ranch. While these expenses will no longer impact the calculation of our consulting fee after the completion of the Barona Valley Ranch, the operating expenses of the Barona Valley Ranch will be higher than the operating expenses of the Barona Casino prior to the completion of the Barona Valley Ranch. These higher operating expenses may be offset by increased revenues at the Barona Valley Ranch. However, gaming revenues and expenses are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. As a result of these difficulties, our revenue and expense projections during the past two years have not proven to be an accurate measure of actual results. Therefore, we will not be making adjustments to the anticipated contract loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement. We are uncertain as to whether we will earn fees from month-to-month under the 1996 Consulting Agreement through the end of its current term in March 2004. If we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be.

During fiscal 2001, we initiated a project focused on creating a fully integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry, which is marketed under the name Mariposa (“Mariposa”). Mariposa is an enterprise level CRM and marketing solution that contains a suite of applications that operate in conjunction with a casino’s existing player tracking and other data systems, transforming the data into useful information. In fiscal 2002, we completed a working model of Mariposa that was tested at the Barona Casino. In June 2002, we completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry and in September 2002 Mariposa was formally launched to the public at the Global Gaming Expo 2002 held in Las Vegas, Nevada.

During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business divisions that comprise our two reportable business segments. Our consulting services division will continue to provide gaming-related consulting services to the Barona Tribe and others and our newly formed software division is dedicated to the ongoing product and business development of Mariposa.

Enterprise level software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement. In April 2003, we announced that we entered into our first licensing agreement for Mariposa. We continue to have discussions with several other potential clients, however, there can be no assurance that these discussions will result in additional license agreements. We have made, and will continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to support and continue development of Mariposa. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

→	25% percent of the first $250,000 of the net profits per quarter;

→	30% percent of the second $250,000 of the net profits per quarter;

→	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Critical Accounting Policy

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. For us, the treatment of “anticipated contract loss” and “accrued consulting costs” is our critical accounting policy.

If, at any time through the end of the term of the 1996 Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the 1996 Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as anticipated contract loss and corresponding liabilities will be established for the current and non-current amounts, which are recorded as accrued consulting costs. Accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount that the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income.

During the nine months ended March 31, 2003, we increased the anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $530,000, as a result of a change in estimate. This change was based on a decrease in the estimated consulting fees of $939,000, during the three months ended September 30, 2002, partially offset by a decrease in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement of $409,000, during the three months ended December 31, 2003.

At March 31, 2003, the accrued consulting costs were $2,174,000, representing the estimated foreseeable expenses to be incurred in performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004. At March 31, 2003, the anticipated contract loss and accrued consulting costs include no estimated revenues under the 1996 Consulting Agreement. As discussed above, as a result of the difficulty of estimating results at the new Barona Valley Ranch without a lengthy operating history, we are uncertain from month-to-month as to whether we will earn fees under the 1996 Consulting Agreement through the end of its current term in March 2004. In addition, if we do earn fees under the 1996 Consulting Agreement, we are uncertain as to what the amount of such fees would be. We will continue to review these matters and the anticipated contract loss and liabilities related to the 1996 Consulting Agreement on an ongoing basis and, if necessary, will adjust the loss and liabilities accordingly. However, we will not be making adjustments to the anticipated contract loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the 1996 Consulting Agreement are likely to exceed our future costs over the remaining life of the 1996 Consulting Agreement. Due to the uncertainties surrounding our month-to-month revenues, there can be no assurance that any adjustment to the anticipated contract loss and related liabilities as a result of fee estimates will ever be made.

The following matters, among others, could impact the actual amount of the loss and related liabilities recorded in connection with the 1996 Consulting Agreement:

(a)	the restructuring of our business relationship with the Barona Tribe to provide for a fixed base consulting amount not subject to any shortfall or other adjustment would likely reduce the contract loss and corresponding liabilities to zero; and

(b)	a change in the estimated amount of the foreseeable expenses to be incurred performing services, resulting in an upward or downward adjustment to the loss and corresponding liabilities.

Results of Operations

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002.

Revenues

Revenues for the three months ended March 31, 2003 were $950,000, as compared with zero revenues during the same period last year. The increase is a result of the two “good faith” payments from the Barona Tribe for services provided during the three months ended March 31, 2003, as discussed above. During the same period last year, we did not earn any consulting fees pursuant to the 1996 Consulting Agreement. Although revenues at the Barona Casino exceeded expenses for the three month period ended March 31, 2002, the level of revenues were not sufficient under the formula used to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino during that period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2003 increased 146%, to $170,000, from $69,000 during the same period last year. The increase represents an increase in cost of revenues in the software division, partially offset by a decrease in cost of revenues related to our consulting services division.

Cost of revenues for our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related to providing consulting services to the Barona Tribe. There were no cost of revenues recorded in connection with providing consulting services to the Barona Tribe under the 1996 Consulting Agreement during the three months ended March 31, 2003 and 2002, because the costs incurred of $562,000 and $639,000, respectively, approximated previously accrued estimates and were recorded as part of the anticipated contract loss. See “Critical Accounting Policy,” above. The decrease in costs incurred related to the 1996 Consulting Agreement of $77,000 was primarily attributable to decreases in (a) compensation and other personnel-related expenses and (b) client relations expense. The decrease in costs incurred was partially offset by an increase in costs for services by third-party consultants. Other cost of revenues in our consulting services division, not related to the 1996 Consulting Agreement, were $76,000 during the three months ended March 31, 2003, compared to $68,000 during the same period last year. The increase is a result of the integration and support services provided by a third-party software development firm in connection with Mariposa use at the Barona Valley Ranch. The increase was offset by decreases in (a) compensation and other personnel-related expenses and (b) services by third-party consultants.

The cost of revenues during the three months ended March 31, 2003 related to our software division consist primarily of compensation and other personnel-related expenses and other direct costs related to Mariposa. The cost of revenues incurred in our software division during the three months ended March 31, 2003 were $94,000 compared to zero during the same period last year. The expenses consist primarily of (a) compensation and other personnel-related expenses and (b) amortization of capitalized software costs. During the same period last year we did not operate a software division and all of the costs related to the Mariposa were classified as research and development or capitalized.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended March 31, 2003, increased to $84,000 from zero during the same period last year. The increase was a result of Mariposa business development efforts, including the addition of a sales executive, advertising, attendance at trade shows and costs associated with product demonstrations and travel to potential clients. Sales and marketing expenses will likely continue to increase for the foreseeable future as we expand our Mariposa business development efforts.

General and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and amortization of stock-based compensation. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 3% to $859,000 for the three months ended March 31, 2003, from $834,000 during the same period last year. The increase was primarily attributable to an increase in (a) compensation and other personnel related expenses, including fees paid to outside directors, and (b) corporate insurance costs. These increases were offset by decreases in (a) legal fees, which were significantly higher in the prior year period as a result of the going-private transaction, and (b) production costs related to public company reporting obligations.

Research and Development

Research and development expenses consist primarily of costs of services provided by a third-party software development firm engaged by us in connection with the development of Mariposa, salaries and other personnel-related expenses for internal engineering personnel, and equipment and software used in the development of Mariposa. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa has been expensed as incurred.

During the three months ended March 31, 2003, research and development expenses increased 81% to $94,000, from $52,000 during the same period last year. In the current year period, all Mariposa research and development costs were expensed. In the prior year period, $96,000 of software development costs related to Mariposa were capitalized.

Restructuring Expenses

During the three months ended March 31, 2003, we did not record any restructuring expenses. During the prior year period, we reversed $64,000 of previously recorded restructuring expenses related to remaining future rent obligations for a closed office in connection with the sublease of the office to a third-party during the period.

Other Income and Expense

For the three months ended March 31, 2003, interest income decreased 40% to $17,000 compared to $28,000 for the same period last year, primarily as a result of lower average interest rates on investments. Interest expense increased 10% to $252,000 from $230,000, as a result of accrued interest that was added to the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock. See Note 14 to the Consolidated Financial Statements.

Other income during the three months ended March 31, 2003, was $8,000, resulting from domain name sales. During the same period during the last fiscal year, we recorded a net loss of $64,000, primarily as a result of a loss recorded for asset disposals.

Income Tax Benefit

During the three months ended March 31, 2003, the income tax benefit was zero compared to a tax benefit of $3,651,000 recorded in the same period last year. We incurred significant losses during the current period resulting in a net operating loss carry-forward (“NOL”). However, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a valuation allowance was recorded to fully offset the income tax benefit associated with the NOL. The income tax benefit of $3,651,000 recorded during the prior year period was related to the temporary change in certain tax laws, including an increase in the NOL carry-back period from two to five years. As a result, we were entitled to refunds for the income taxes paid in previous years.

Nine months Ended March 31, 2003 Compared with the Nine months Ended March 31, 2002.

Revenues

Revenues for the nine months ended March 31, 2003 were $3,502,000, compared to zero during the same period last year. The increase represents higher revenues and lower expenses at the Barona Valley Ranch resulting in $2,047,000 in consulting fees pursuant to the 1996 Consulting Agreement which were earned in July, August and October 2002 and an additional $1,425,000 in fee payments voluntarily paid to us by the Barona Tribe for services that we rendered in the months of September 2002, January 2003 and March 2003. In delivering the additional fee payments to us, the Barona Tribe recognized that although we were not entitled to a fee under the 1996 Consulting Agreement, these voluntary payments were an indication of their “good faith” intention to restructure the 1996 Consulting Agreement and were not an acceptance of any proposal made by us during the negotiations. From November 2002 through March 31, 2003, although revenues at the Barona Casino and Barona Valley Ranch exceeded expenses, the level of revenues were not sufficient under the formula used in the 1996 Consulting Agreement to calculate our consulting fee to offset the effect of the significant capital, construction, interest and operating expenses incurred at the Barona Casino and Barona Valley Ranch during the period, a period which included the transition from the old Barona Casino to the new Barona Valley Ranch. Revenues from other clients were $30,000 as a result of a one-time payment for financial advisory services.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2003 increased 51%, to $2,672,000, from $1,774,000 during the same period last year. The increase resulted from an increase in cost of revenues in our consulting services division and our software division.

Cost of revenues in our consulting services division consist primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the nine months ended March 31, 2003, recorded in connection with providing services to the Barona Tribe pursuant to the 1996 Consulting Agreement, were $2,165,000, an increase of 33% compared to

$1,633,000 recorded during the same period last year. During the nine months ended March 31, 2003, we increased the cost of revenues in the consulting services division by $495,000, which represents the amount the revenues earned pursuant to the 1996 Consulting Agreement that were included in the anticipated contract loss exceeded the actual costs incurred during the period. During the nine months ended March 31, 2002, we reduced the cost of revenues in the consulting division by $639,000, as the costs were included as part of the anticipated contract loss recorded during the period. The adjustments to cost of revenues were made to reflect no income from the 1996 Consulting Agreement during the period. See “Critical Accounting Policy,” above.

The actual costs incurred during the nine months ended March 31, 2003 of $1,670,000, represent a 27% decrease from the $2,272,000 in actual costs incurred in the prior year period. The actual costs decreased primarily as a result of decreases in (a) compensation and other personnel-related expenses, (b) advertising and marketing costs, (c) client relations expenses and (d) other direct costs related to providing services to the Barona Tribe. Other cost of revenues in our consulting services division, not related to the 1996 Consulting Agreement, were $127,000 during the nine months ended March 31, 2003, compared to $141,000 during the same period last year. The decrease is a result of a decrease in (a) compensation and other personnel-related expenses and (b) services by third-party consultants, partially offset by costs for integration and support services provided by a third-party software development firm in connection with Mariposa use at the Barona Valley Ranch.

The following table is a reconciliation of the cost of revenues incurred to the cost of revenues reported in the consulting services division during the respective periods:

	Nine Months Ended March 31,
	2003	2002
Cost of revenues – 1996 Consulting Agreement (actual costs)	$1,670,000	$2,272,000
Adjustment	$495,000	$(639,000)

Cost of revenues – 1996 Consulting Agreement (as reported)	$2,165,000	$1,633,000

Cost of revenues – Other (as reported)	$127,000	$141,000
Cost of revenues – Consulting services (as reported)	$2,292,000	$1,774,000

The cost of revenues during the nine months ended March 31, 2003 related to our software division consist primarily of costs of services provided by a third-party software development firm engaged by us in connection with maintenance and support services for Mariposa, compensation and other personnel-related expenses, and other direct costs related to Mariposa. The cost of revenues during the nine months ended March 31, 2003 incurred in our software division increased to $380,000 compared to zero during the same period last year. The expenses during the current year period consist primarily of (a) compensation and other personnel-related expenses, (b) amortization of capitalized software costs and (c) costs of services provided by a third-party outside consultants. During the prior year period we did not operate with a software division and all costs related to Mariposa were classified as research and development or capitalized.

Anticipated Contract Loss

During the nine months ended March 31, 2003, we increased the anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $530,000, as a result of a change in estimate. This change was based on a decrease in the estimated consulting fees of $939,000 during the three months ended September 30, 2002 and a reduction in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement of $409,000 during the three months ended December 31, 2002.

During the nine months ended March 31, 2002, we recorded an anticipated contract loss of $6,956,000. The loss represented the estimated costs to be incurred in connection with the performance of services under the 1996 Consulting Agreement through the end of its current term in March 2004 at that time. The loss was recorded as a result of the expectation of zero revenues from the Consulting Agreement and the increased uncertainty regarding the possibility of renegotiating or restructuring of the Consulting Agreement at that time.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses increased to $289,000 from zero during the same period last year as a result of the Mariposa product launch in September 2002, on-going business development efforts relating to Mariposa, including the addition of a sales executive, attendance at trade shows, advertising and costs associated with product demonstrations and travel to potential clients. Sales and marketing expenses will likely continue to increase for the foreseeable future as we expand our Mariposa business development efforts.

General and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions and amortization of stock-based compensation. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 6% to $2,382,000 for the nine months ended March 31, 2003, from $2,527,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) outside consultant costs, (b) legal fees, as a result of the termination of the going-private transaction in January 2003, (c) facility expenses and (d) transfer agent fees. These decreases were partially offset by an increase in (a) corporate insurance costs and (b) compensation and other personnel-related expenses.

Research and Development

Research and development expenses are related to Mariposa and our software business. These expenses consist primarily of costs of services provided by a third-party software development firm engaged by us in connection with the development of Mariposa, salaries and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of Mariposa. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of our software have been expensed as incurred.

During the nine months ended March 31, 2003, research and development expenses decreased 36% to $409,000, from $635,000 during the same period last year. The decrease was a result of the reduction in the services required by our third-party software development firm as a result of the completion of the initial version of Mariposa on June 30, 2002.

Restructuring Expenses

During the nine months ended March 31, 2003, we did not record any restructuring expenses. We incurred $90,000 in restructuring expenses during the nine months ended March 31, 2002, in connection with the restructuring and cost reduction plan in place at that time. The charges consisted of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

Other Income and Expense

For the nine months ended March 31, 2003, interest income decreased by 25%, to $77,000 compared to $104,000 for the same period last year, primarily as a result of lower average interest rates on investments. Interest expense increased by 10%, to $737,000 from $671,000, as a result of accrued interest that was added to the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock. See Note 14 to the Consolidated Financial Statements.

Other income during the nine months ended March 31, 2003, was $23,000, resulting from gains on domain name and fixed asset sales. During the same period last year, we recorded a net loss of $182,000, primarily as a result of fixed asset disposals and the loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc.

Income Tax Benefit

During the nine months ended March 31, 2003, the income tax benefit was zero compared to a tax benefit of $3,702,000 recorded in the same period last year. We incurred significant losses during the current period resulting in a net operating loss carry-forward (“NOL”). However, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a valuation allowance was recorded to fully offset the income tax benefit associated with the NOL. The income tax benefit of $3,702,000 recorded during the prior year period was related to the temporary change in certain tax laws, including an increase in the NOL carry-back period from two to five years. As a result, we were entitled to refunds for the income taxes paid in previous years.

Liquidity and Capital Resources

Our principal sources of liquidity at March 31, 2003 to fund ongoing operations are cash received from operations and our cash and cash equivalents of $6,700,000.

During the nine months ended March 31, 2003, our cash position decreased by $2,208,000 from the June 30, 2002 balance of $8,908,000. This decrease was a result of net cash used in operating activities of $2,288,000 partially offset by cash provided by investing activities of $80,000.

The cash used by operating activities during the nine months ended March 31, 2003 of $2,288,000 resulted primarily from operating cash expenditures during the period and payments for annual insurance premiums, partially offset by revenues received during the period.

Cash provided by investing activities of $80,000 resulted from the release of restricted cash of $133,000 partially offset by the purchase of $53,000 in fixed assets. We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of March 31, 2003, the Barona Tribe was not in default of any of the terms of the loan agreement. Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes. For a description of the notes, see Note 14 to the Consolidated Financial Statements. As of March 31, 2003, the remaining principal amount of the debt and accrued interest was $10,629,000. Based upon our current financial position and our current sources of revenues, pursuant to the terms of the notes, we do not expect that we will be obligated to make a payment of principal or interest for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” In addition, amounts previously reported as current liabilities under the Stock Purchase Agreement have been reclassified as non-current liabilities to conform to the March 31, 2003 presentation. However, if we are successful in restructuring our business relationship with the Barona Tribe so as to establish a guaranteed base monthly consulting fee or if we generate significant revenue under the 1996 Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to our note holders will be paid in September 2003. In such case, we will classify the respective amounts as current liabilities at the time we believe such amounts become current.

We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,245,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. The amount was not accounted for as a deferred contract cost. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called “advances of future consulting fees.” The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at March 31, 2003 of $745,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

Based upon the current level of operations, we believe that the cash generated from operations and available cash and cash equivalents will be adequate to meet our operating expenses and capital expenditures and to service our debt requirements as they come due, for at least the next twelve months. Until our current sources of revenue become more certain and predictable, there can be no assurance that our business will generate sufficient cash flow from operations to sustain our long-term working capital, capital expenditure and debt service needs.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have incurred substantial losses recently and our future sources of revenues are uncertain.

We have incurred net losses of $3,416,000 during the nine months ended March 31, 2003 and $5,715,000 during the fiscal year ended June 30, 2002. At March 31, 2003, our total liabilities exceeded our assets by $9,244,000. From May 2001 to June 2002, we did not receive any consulting fees from our only client, the Barona Tribe, pursuant to the 1996 Consulting Agreement. Although we earned revenues during the three and nine months ended March 31, 2003 as a result of consulting services rendered to the Barona Tribe, revenues have been variable and unpredictable. We expect our month to month and quarter to quarter revenues to remain uncertain for the foreseeable future as we continue to explore restructuring our business relationship with the Barona Tribe, we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering. Unless we begin to generate significant and consistent revenues, we will continue to operate with significant losses.

We have limited resources to grow our business.

Our cash reserves were $6,700,000 as of March 31, 2003. The uncertainty and unpredictability of our future revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently dependent upon one client, the Barona Tribe.

We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. Loss of the Barona Tribe as a client would have a material adverse effect on our business and may result in our inability to continue to operate the business.

Our revenues from the Barona Tribe are subject to significant fluctuation and uncertainty.

During the past two fiscal years our revenues related to performing consulting services to the Barona Tribe have been uncertain and unpredictable. While the expenses related to the development of the Barona Valley Ranch significantly contributed to us not receiving consulting fees under the 1996 Consulting Agreement, month to month revenue from a gaming enterprise is generally uncertain. Gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons, and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. Accordingly, we anticipate that our revenues may continue to be subject to significant fluctuations and uncertainties.

We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting services.

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us, assuming we are entitled to a fee pursuant to our agreement with the Barona Tribe. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us under the consulting agreement, we will still be obligated to provide services to the Barona Tribe under the agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

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

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from four to ten since 2000 and there may be additional casinos that attempt to open in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch further reducing the likelihood or amount of fees earned by us under the 1996 Consulting Agreement.

Risks Related to Mariposa and our Software Business

We may not be able to successfully market Mariposa to other clients.

There can be no assurance that we will be able to license Mariposa to additional customers or that it will generate revenues. In addition, in the course of our negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that we have exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we, among other things, (a) granted the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch; (b) entered into a profit sharing arrangement with the Barona Tribe whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of the net profits of Mariposa on a quarterly basis, on a sliding scale, starting January 1, 2003, and (c) agreed to never provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

We may not be able to compete in the CRM market.

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

If our product does not operate with the wide variety of hardware, software and operating systems used by our current and potential customers, our revenues would be harmed.

We currently market Mariposa to a customer base that uses a wide variety of constantly changing hardware, software applications, operating and other systems. Mariposa will gain broad market acceptance only if it can support a wide variety of hardware, software applications, systems and standards, including those developed in the future.

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

We rely on a third-party services firm for development, installation, integration and support in connection with our software business.

We rely on a third-party software development firm to handle the majority of our software development efforts. In addition, we will use third-party service firms to support our products and to assist our customers with the installation and integration of our products. If we are unable to maintain and develop relationships with third-party firms to provide these services, we would be required to hire and train additional personnel, which would result in higher expenses and delays in our ability to generate revenue.

If we are unable to protect our intellectual property or become subject to intellectual property infringement claims, we may lose a valuable asset or incur costly and time-consuming litigation.

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing the proprietary rights of others. To protect our proprietary technology, we rely primarily upon the protections afforded under the trade secret, copyright, trademark, and patent laws, as well as upon confidentiality procedures and contractual restrictions. Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products, obtain the source code to our software, or use other information that we regard as proprietary. Such parties may also attempt to develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or software. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results, and financial condition.

We have filed two U.S. patent applications and two corresponding international patent applications. It is possible that these patent applications will not issue as patents, and that even if issued such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

Other Risks

Strict Regulation by Gaming Authorities

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local, and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for the company, as well as for our officers, directors, major stockholders, and key personnel. We will attempt to obtain all government licenses, registrations, findings of suitability, permits and approvals necessary, however, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be given. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

We are dependent upon our Chairman and Chief Executive Officer.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board and Chief Executive Officer. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects. We have not entered into an employment agreement with Mr. Speer. If Mr. Speer were to leave VCAT or become unavailable, there can be no assurance that we will be able to find a suitable replacement, particularly in connection with our ability to perform consulting services to the Barona Tribe.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to (a) VCAT’s Annual Report on Form 10-K/A for the period ended June 30, 2002 for a summary VCAT’s legal proceedings previously reported (the “Annual Report”). Since the date of the Annual Report, there have been no material developments in previously reported legal proceedings, except as set forth below.

In January 2003, we mutually agreed with L. Donald Speer, II, our Chief Executive Officer and Chairman of the Board, and Speer Casino Marketing, Inc., a Delaware corporation wholly owned by Mr. Speer, to terminate the Agreement and Plan of Merger that was entered into among VCAT, Mr. Speer and Speer Casino Marketing, Inc. on May 13, 2002 (the “Merger Agreement”).

On October 25, 2002, we filed a motion seeking to have the two purported class action lawsuits described in the Annual Report dismissed on the grounds that the complaints failed to state a proper claim. On January 24, 2003, the court granted our motion, with leave to amend. The court also granted our motion to stay discovery. The court ordered the plaintiffs to file an amended complaint setting forth a valid cause of action, if possible in light of the merger termination, on or before February 21, 2003. On February 21, 2003, the court ordered the cases dismissed without prejudice. In connection with its order, the court reserved jurisdiction over the cases to hear post-disposition motions. As of May 12, 2003, VCAT is not aware of the filing of any post-disposition motions.

Item 5. Other Information

(a) Amendments to Bylaws

On May 12, 2003, the Company’s Board of Directors approved amendments to the Bylaws of the Company, which included (a) a provision setting forth certain procedures relating to the nomination of directors (the “Nomination Bylaw”) and (b) a provision setting forth certain procedures for properly bringing business before an annual meeting of the shareholders (the “Shareholder Proposal Bylaw”). The full text of the Company’s bylaws, as amended, have been filed as an exhibit to this report.

(b) Nominations of Directors for Annual Meetings

Under the Bylaws, as amended, no person will be eligible for election as a director unless nominated in accordance with the provisions of the Nomination Bylaw. Nominations of persons for election to the Board of Directors may be made by (a) the Board of Directors or a committee appointed by the Board of Directors or (b) any shareholder who (1) is a shareholder of record at the time of giving the notice provided for in the Nomination Bylaw, (2) will be entitled to vote for the election of directors at the Annual Meeting and (3) complies with the notice procedures set forth in the Nomination Bylaw.

Nominations by shareholders must be made in written form to the Secretary of the Company. Under the Nomination Bylaw, to be timely for an annual meeting, a shareholder’s notice must be delivered to or mailed and received at the Company’s principal executive offices not more than 90 days nor less than 60 days prior to the first anniversary of the date on which the corporation first mailed its proxy materials for its immediately preceding annual meeting of shareholders; provided, however, that in the event the annual meeting is called for a date that is not within 30 calendar days of the anniversary date of the date on which the immediately preceding annual meeting of shareholders was called, to be timely, notice by the shareholder must be so received not later than the close of business on the 10th calendar day following the day on which public announcement of the date of the annual meeting is first made.

To be effective, the written notice must include: (a) as to each person, if any, whom the shareholder intends to nominate for election or reelection as a director: (1) the name, age, business address and residence address of such person, (2) the principal occupation or employment of such person, (3) the class and number of shares of the corporation which are beneficially owned by such person, (4) a description of all relationships, arrangements, and understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the shareholder, and (5) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (b) as to the shareholder giving notice, (1) the name and address, as they appear on the corporation’s books, of the shareholder proposing such nomination, (2) the class and number of shares of the corporation which are beneficially owned by the Shareholder, and (3) any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Exchange Act.

(c) Shareholder Proposals for Annual Meetings

Under the terms of the Shareholder Proposal Bylaw, to be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, (c) otherwise properly brought before an annual meeting by a shareholder. For business (other than the nomination of directors, which is governed by the Nomination Bylaw) to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Company.

With respect to any proposal that one of our a shareholders presents at the annual meeting of shareholders relating to the fiscal year ending June 30, 2003 that is not submitted for inclusion in the Company’s proxy materials, to be timely, a shareholder’s notice must be delivered to or mailed and received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the anniversary of the date on which the corporation first mailed its proxy materials for its immediately preceding annual meeting of shareholders; provided, however, that in the event the annual meeting is called for a date that is not within 30 calendar days of the anniversary date of the date on which the immediately preceding annual meeting of shareholders was called, to be timely, notice by the shareholder must be so received not later than the close of business on the 10th calendar day following the day on which public announcement of the date of the annual meeting is first made.

To be effective, the written notice must include, as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company’s books, of the shareholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the shareholder, (d) any material interest of the shareholder in such business, and (e) any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Exchange Act in his or her capacity as a proponent of a shareholder proposal.

Nothing in this bylaw shall be deemed to affect any rights (including, but not limited to, the time periods specified to exercise such rights) of Shareholders to request inclusion of proposals in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934.

(d) Date of Next Annual Meeting of Shareholders.

As previously announced, we have established the date for our next Annual Meeting of Shareholders (the “2003 Annual Meeting”), which will be held on December 5, 2003. For purposes of calculating the deadlines for the submission of nominations and proposals for the 2003 Annual Meeting, the date this report is filed with the Securities and Exchange Commission will be deemed to be the day on which public announcement of the date of the 2003 Annual Meeting is first made.

(e) Deadlines for Shareholder Proposals and Director Nominations for Annual Meeting.

Any shareholder wishing to bring business before the 2003 Annual Meeting, who would like us to consider the inclusion of such proposal in our proxy statement for the meeting, must provide written notice to us of such proposal prior to July 1, 2003. Notices of shareholder proposals should be given in writing to Venture Catalyst Incorporated, 591 Camino De La Reina, Suite 418, San Diego, California 92108, Attn: Corporate Secretary. With respect to any proposal that a shareholder of ours presents at the 2003 Annual Meeting that is not submitted for inclusion in our proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the proxy for the 2003 Annual Meeting will confer discretionary voting authority to vote on such proposal unless (a) we are notified of such proposal no later than September 15, 2003, and (b) the proponent complies with the other requirements set forth in Rule 14a-4 under the Exchange Act. Under the Shareholder Proposal Bylaw, in order to be timely for the 2003 Annual Meeting, a shareholder’s notice regarding a proposal not to be included in the Company’s proxy materials must be delivered to or mailed and received at our principal executive offices not later than May 23, 2003.

Under the Nomination Bylaw, in order to be timely for the 2003 Annual Meeting, a shareholder’s notice regarding a director nomination must be delivered to or mailed and received at our principal executive offices not later than May 23, 20003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The Exhibits listed below are hereby filed with the Commission as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Venture Catalyst Incorporated, As Amended.

10.1	First Amendment to Office Lease, dated April 4, 2003, between VCC Investors, L.P. and Venture Catalyst Incorporated.

10.2	Letter dated January 15, 2003, from VCAT to the Barona Group of Capitan Grande Band of Mission Indians, re: New Mariposa Software, Profit Sharing and Exclusivity.

10.3	Termination Agreement dated as of January 14, 2003, by and among L. Donald Speer, II, Speer Casino Marketing, Inc. and VCAT.

99.1*	Certification of Chief Executive Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-QSB and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K.

During the three months ended March 31, 2003, VCAT filed no Current Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: May 13, 2003	By:	/S/ L. DONALD SPEER, II
L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: May 13, 2003	By:	/S/ KEVIN MCINTOSH
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/S/ L. DONALD SPEER, II
L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Kevin McIntosh, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Venture Catalyst Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/S/ KEVIN MCINTOSH
Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Venture Catalyst Incorporate, As Amended.

10.1	First Amendment to Office Lease, dated April 4, 2003, between VCC Investors, L.P. and Venture Catalyst Incorporated.

10.2	Letter dated January 15, 2003, from VCAT to the Barona Group of Capitan Grande Band of Mission Indians re: New Mariposa Software, Profit Sharing and Exclusivity.

10.3	Termination Agreement dated as of January 14, 2003, by and among L. Donald Speer, II, Speer Casino Marketing, Inc. and

99.1*	Certification of Chief Executive Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer of VCAT, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-QSB and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.