Form 10KSB
period 2003-06-30
VENTURE CATALYST INC
filed 2003-09-25
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: June 30, 2003

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

Common Stock, $.001 Par Value Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $5,279,830.

As of August 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $908,988. For purposes of this calculation, we have included shares of voting stock held by all shareholders other than officers, directors and beneficial owners of 10% or more of voting stock.

At August 31, 2003, there were 7,206,598 shares outstanding of the issuer’s common stock, $.001 par value per share, the only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 2003 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year Ended June 30, 2003

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy and the future of our relationship with Barona Tribe. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 6—Management’s Discussion and Analysis or Plan of Operation, specifically under the captions “Factors That May Affect Future Results” and “Liquidity and Capital Resources,” herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1.    Description of Business

Overview

Venture Catalyst Incorporated is a provider of consulting services, infrastructure and technology in the gaming and hospitality market. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 397-room hotel, an 18-hole championship golf course, convention space and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

During the fiscal year ended June 30, 2001 (“fiscal 2001”), we initiated a research and development project focused on creating a fully integrated enterprise level customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry which is known as “Mariposa”. In June 2002, we completed the initial version of Mariposa for license to businesses in the gaming and hospitality industry. In September 2002, Mariposa was formally launched to the public at the Global Gaming Expo 2002 held in Las Vegas, Nevada. In November 2002, we created a new software division which is dedicated to the business development and ongoing product development of Mariposa. Mariposa consists of a suite of applications that operate in conjunction with existing player tracking and other data systems, transforming the data into useful and usable information. The applications can be licensed individually or as a fully integrated system. Mariposa has been installed at the Barona Valley Ranch and we are in the process of installing Mariposa at the Hard Rock Hotel & Casino in Las Vegas, Nevada. We are actively marketing Mariposa to potential clients.

During the fiscal years ended June 30, 1998 through fiscal 2001, we engaged in various business activities related to the Internet. In connection with this business focus, we acquired Cyberworks, Inc., a website development and online marketing company, Typhoon Capital Consulting, LLC, an investor relations and business consulting firm, CT Interactive Incorporated, a full-service technology management firm, and webinc, a business focused on consulting, incubation and venture capital-related services to start-up and early-stage companies. In fiscal 2001, as a result of reductions in demand and revenue for technology and Internet services, we exited from each of these businesses.

VCAT is a Utah corporation formerly known as Inland Entertainment Corporation and Inland Casino Corporation, and is a successor to a Delaware corporation organized in June 1994, also known as Inland Casino Corporation (“ICC II”), which was formed to consolidate various gaming related entities then owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company (“Twin Creek”), which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek’s assets were distributed to its shareholders. Upon completion of the merger, Twin Creek’s name was changed to Inland Casino Corporation. In December 1999, in connection with our expansion into the above-referenced Internet-related business ventures, we changed our name from Inland Entertainment Corporation to VCAT.

Business Strategy

Our strategy is to (a) continue our long-standing relationship with the Barona Tribe, (b) license Mariposa to gaming and hospitality businesses, and (c) expand and market our consulting services to Native American Tribes and other gaming and hospitality businesses. We continually review our services and products that we believe will provide the greatest value to our clients to help them achieve success, which may include adding or eliminating particular services or products. There can be no assurance as to the completion or success of any of our strategies.

We have made, and may continue to make, investments in personnel and resources to further our efforts to grow our business within the gaming and hospitality industry. In connection therewith, we have developed Mariposa to better position us to leverage our resources and expertise. We plan to grow and diversify our business through marketing Mariposa to gaming and hospitality clients, seeking consulting relationships with additional gaming clients and being receptive to acquisitions, joint ventures or other growth opportunities.

Relationship with the Barona Tribe

We have provided our services to several Native American tribes, including the Barona Tribe since 1991. Our relationship with the Barona Tribe has evolved from operating and maintaining gaming operations on behalf of the Barona Tribe pursuant to a gaming management agreement, to our current relationship as a consultant to the Barona Tribe. From 1991 to December 2002, we provided services to the Barona Tribe in connection with the operation of the Barona Casino. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch, which opened in December 2002. The Barona Valley Ranch includes a new casino with approximately 105,000 square feet of gaming space that includes 2,000 slot machines, 54 table games, bingo, an off-track betting facility, 11 poker tables, a gourmet steakhouse, a 24 hour café, a buffet, a food court with four outlets, a 397-room resort hotel, an 18 hole championship golf course, convention space and an events center.

The Barona Tribe is currently our only client in our consulting services division. Despite our marketing efforts, since fiscal 2000, we have been unable to obtain additional Native American or other gaming clients, and there can be no assurance that we will be able to do so in the future.

From March 1996 to the present we have provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996 (effective March 27, 1996), as modified on February 17, 1998 (the “1996 Consulting Agreement” or the “Consulting Agreement”). Under the 1996 Consulting Agreement, the amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month (the “Tribal Draw”); and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” is determined through a series of calculations. First, a gross consulting fee for the month is calculated in accordance with the formula set forth in the Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the Consulting Agreement, exceeds a fixed base amount. The additional fee is a fixed amount for each increment of, or any portion thereof, a fixed amount that the net operating income for the casino exceeds the fixed base amount. For purposes of these calculations, the net operating income for the Barona Valley Ranch consists of the gross monthly revenues of the Barona Valley Ranch less all cash and non-cash expenses, including interest and depreciation (other than our consulting fees) and, capitalized interest during the development project, recorded in accordance with generally accepted accounting principles.

Next, the consulting fee is determined. The consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net operating income of the Barona Valley Ranch after the Tribal Draw is made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both the gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and the gross consulting fee is reduced accordingly. The amount by which our gross consulting fee is reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeds the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

Since our monthly consulting fee cannot be less than zero, if in a given month the net operating income of the Barona Valley Ranch is less than the amount of the Tribal Draw, the gross consulting fee will be adjusted downward, our consulting fee for that month will be zero and a shortfall with respect to the Tribal Draw will be created. Once a Tribal Draw shortfall has been created, the net operating income of the Barona Valley Ranch for a given month is allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to our consulting fees. If the net operating income from the Barona Valley Ranch is less than the sum of the Tribal Draw for the current month and a Tribal Draw shortfall exists from prior months, the balance of the Tribal Draw shortfall is increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall is carried forward indefinitely until it is eliminated in subsequent months where the net operating income is sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall exists, our consulting fees are zero.

The Barona Tribe has the right to increase its draw or impose additional taxes or assessments on the revenues of the Barona Valley Ranch at any time, which could result in a reduction or an elimination of consulting fees that might otherwise be payable to us. The Consulting Agreement provides that our right to receive consulting fees under the Consulting Agreement is subordinated to some of the Barona Tribe’s outstanding indebtedness related to the development of the Barona Valley Ranch project. Pursuant to the current intercreditor and subordination agreement (the “Subordination Agreement”) relating to the Tribe’s loan facility which was used to develop the Barona Valley Ranch, no consulting fee earned by us under the Consulting Agreement may be paid to us if there is a default by the Barona Tribe under such financing documents and the Barona Tribe’s ability to make payments to us is limited to the extent the debt coverage ratios set forth in the loan agreement are not met.

Because of increased costs incurred during the development of the Barona Valley Ranch, we did not earn any fees from the Barona Tribe during the fiscal year ended June 30, 2002 (“fiscal 2002”). Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch and opened its hotel. During the fiscal year ended June 30, 2003 (“fiscal 2003”), we earned $2,047,000 in aggregate consulting fees pursuant to the Consulting Agreement for services provided in July, August and October 2002. In addition, in fiscal 2003 the Barona Tribe voluntarily paid us $3,201,000 in fees for services that we rendered, including monthly payments of $475,000 for services provided during September 2002 and January, March and April 2003, and monthly payments of $650,000 for services provided in May and June 2003. These voluntary payments were an indication of their “good faith” intention to restructure our business relationship and were not an acceptance of any proposal made by us during the negotiations. Based upon recent indications from the Barona Tribe, we anticipate that the Barona Tribe will continue to make voluntary monthly fee payments to us through the end of the term of the Consulting Agreement in March 2004.

Mariposa

We believe that Mariposa is the first fully-integrated CRM and marketing software system designed specifically for the gaming industry. Mariposa works with a casino’s existing player tracking and other data systems to assimilate raw data into usable marketing information. Mariposa enables gaming and hospitality businesses to cultivate better relationships with their customers by allowing targeted design of marketing programs.

Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the gaming and hospitality industry. The modules may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. Mariposa consists of the following applications:

•	Data warehousing, which includes online analytical processing (“OLAP”), reporting, data analytics, business intelligence and customer profiling;

•	Player Contact System;

•	Campaign Management System; and

•	Data Visualization.

While our Mariposa business model currently focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including installation and integration services, training and maintenance and support services. In the future, we intend to offer value-added data analysis services.

In March 2002, in consideration of the Barona Tribe allowing us to test Mariposa in a “live” environment, we installed a working model of Mariposa at the Barona Casino. As a “test” installation, the modules were deployed on a limited basis to evaluate the application prior to completing the product that would be suitable for general release. On June 30, 2002, the first version of the “finished product” (Mariposa Version 1.0) was released. In September 2002, Mariposa was formally launched to the public at Global Gaming Expo 2002 held in Las Vegas, Nevada. In November 2002, we created a software division dedicated to the ongoing business and product development of Mariposa. In April 2003, we announced that we entered into our first licensing agreement for Mariposa.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Competition

The gaming and hospitality consulting industry is highly competitive. We compete in varying degrees with numerous other entities for clients, including gaming companies, casino operators, management consulting firms and accounting firms. The financial, technological, personnel resources and service offerings of these firms vary significantly and certain competitors may have greater resources and ability to supply clients with certain strategic, technical and creative skills. We believe that reputation and client satisfaction are the principal competitive factors in our service markets.

Additionally, we expect competition to continue to increase in Native American gaming in California, and in particular, the vicinity of San Diego, California, due to the expansion of authorized gaming activities and a resulting increase in casinos. In the past, experienced gaming companies have not been active in Native American gaming operations in California. However, certain seasoned gaming companies with operations in the United States and internationally have commenced services to Native American tribes located in California. We anticipate that as California gaming operations continue to grow, there will be more competition from other gaming consulting or management companies for new business and for customers to casinos. In addition, more Native American tribes may choose to develop and operate their casinos without engaging either a management or a consulting company.

The market for CRM and marketing software systems (i.e., Mariposa) is highly competitive, constantly evolving and subject to rapid technological change. We expect competition to increase in the future. Our competition includes:

•	Internally Developed Systems. Information technology (IT) departments of potential customers have developed or may develop systems that provide for some or all of the functionality of Mariposa. We expect that internally-developed software efforts will continue to be a principal source of competition for the foreseeable future. It may be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards completion of, systems that our product is intended to replace.

•	Traditional CRM Software. Our products compete with external customer relationship management software products offered by large vendors such as E.piphany, Inc., Siebel Systems, Inc., Oracle, Inc., SAP AG, PeopleSoft, Blue Martini, and numerous other smaller vendors.

Many of our competitors have greater resources and broader alliances and customer relationships than we do. In addition, many of these competitors have extensive knowledge of the software industry and most have more experience in competing in the software industry.

We believe that the principal competitive factors affecting the market include product functionality and features, product architecture and technology, availability and quality of support, ease and speed of product implementation, vendor and product reputation and price.

Marketing and Sales Strategies

We market our gaming consulting services and Mariposa through continuing personal contact with existing and prospective clients and industry leaders, media advertising, sponsorships, attendance at industry trade shows and conferences and presentations of our qualifications and credentials. We believe a high level of customer satisfaction is critical to attracting and retaining clients. Our intention is to utilize a direct sales approach for Mariposa, and, in the future, possibly through the addition of marketing partners, a value-added retailer channel and OEM partners.

Enterprise level software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement. In April 2003, we announced that we entered into our first licensing agreement for Mariposa. We continue to have discussions with several other potential clients; however, there can be no assurance that these discussions will result in additional license agreements.

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

In order to protect the underlying technology concepts relating to Mariposa, in April 2003, we filed two U.S. patent applications and two corresponding international patent applications which will enable us to protect our intellectual property. We intend to pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our products are licensed. We intend to continually update and add new applications to our patent portfolio to address our new technological innovations.

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

In addition, in the course of our negotiations with the Barona Tribe, the Barona Tribe has expressed its view that it is entitled to an ownership or percentage of profits interest in Mariposa. While we believe that we have exclusive ownership rights to Mariposa, there can be no assurance that the Barona Tribe will agree with our position. However, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, in January 2003, we entered into the software arrangement with the Barona Tribe, described above.

Research and Development

We spent approximately $453,000 on research and development in fiscal 2003 and $644,000 in fiscal 2002. We have two employees, one software engineer and our Senior Vice President, Information Solutions, who were involved in the development of Mariposa during fiscal 2003 and fiscal 2002. A majority of our research and development work was, and still is, performed by a third-party software development company. Our research and development expenditures in fiscal 2003 and 2002 were approximately 12% and 15% of total operating expenses respectively.

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

We believe that the 1996 Consulting Agreement, as amended and modified, is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA, (b) the NIGC’s findings in the January Settlement Agreement, and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the Consulting Agreement, as amended and modified, is not a management contract. The failure of the NIGC to determine that the Consulting Agreement, as amended and modified, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the Consulting Agreement, as amended and modified, is not a management agreement, it will forward the Consulting Agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Consulting Agreement, as amended and modified. The failure to approve the Consulting Agreement, as amended and modified, could have a material adverse effect on our business and financial condition.

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

Pursuant to the Barona Compact, the State of California and the Barona Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. While the Barona Tribe does not have to be licensed because it is a sovereign governmental entity, the State Gambling Control Act applies to all others associated with Class III gaming at the Barona Casino. The Barona Tribe has established a Tribal Gaming Commission and adopted a Tribal Gaming Ordinance to authorize gaming on the Barona Reservation, which was approved by the NIGC. Tribal Gaming Licenses are subject to biennial renewal. Key employees, tour operators, certain vendors, anyone with an interest in the casino, and anyone who has significant influence over gaming operations, including members of the Barona Tribe, must apply for a license and a finding of suitability. Work permits for other employees of the tribal gaming operations must be obtained from the California Division of Gambling Gaming Control.

As part of the tribal licensing process, applicants are required to obtain a determination of suitability from the California Attorney General’s Division of Gambling Control. While an applicant can receive a tribal license and conduct gaming related business prior to the state rendering a determination, if the state determines that the applicant would not qualify for a gambling license under state law, the tribal gaming agency must immediately revoke the tribal gaming license and terminate the applicant’s contract with the tribal gaming operation. The denial of a state determination of suitability is subject to review in state court and, if reversed by the state court, the tribal gaming agency may re-issue a license to the applicant.

In August 2003, we submitted an application for a determination of suitability to the California Division of Gambling Control. Our application is currently pending.

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

State Gaming Regulations Affecting Mariposa

Products, devices or apparatus used in gaming operations and those who supply such items may be subject to licensing and regulation under certain state, tribal or international laws and regulations. Because Mariposa is being marketed as a product for use in the gaming industry, Mariposa and /or us may be subject to such licensing or registration. These types of laws and regulation vary from jurisdiction to jurisdiction. In some jurisdictions, no license or registration may be needed. For example, we submitted Mariposa to the Nevada Gaming Control Board for its review and consideration. The Board concluded that Mariposa did not constitute “associated gaming equipment” and that neither Mariposa nor us required a gaming license in Nevada. While the Nevada Gaming Control Board is afforded significant deference by other gaming jurisdictions, it is not determinative and other jurisdictions may view Mariposa in such a manner as to require a license or some form of regulatory certification. In California, as part of the licensing process described above, we listed Mariposa in the description of products and services which we offer to the Barona Tribe and the Barona Valley Ranch in our application for a license with the Tribal Gaming Commission and in the application for a determination of suitability with the State of California. As we expand Mariposa into other jurisdictions, we will take those steps necessary to comply with all applicable laws and regulations.

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

Employees

As of June 30, 2003, we had thirteen full-time employees and two part-time employees, none of whom are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 2.    Description of Property

Our executive offices are located at 591 Camino De La Reina, Suite 418, San Diego, California 92108 and consist of approximately 3,150 square feet under a lease that will expire in December 2004. We believe our existing office space is adequate to meet our needs currently. Should we need additional space, we believe that we will be able to secure additional space at reasonable rates.

Item 3.    Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-KSB, we are not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of VCAT during the fourth quarter of the fiscal year covered by this Form 10-KSB.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), was listed on the NASDAQ National Market until it was delisted on August 15, 2001, for failure to comply with the $1.00 minimum bid price and the $5 million market value of public float requirements. Our Common Stock currently trades on the Over-The-Counter (“OTC”) Bulletin Board maintained by the National Association of Securities Dealers, Inc.

The table below reflects the high and low bid information of the Common Stock as reported by the OTC Bulletin Board for the periods indicated, except with respect to the first quarter of fiscal 2002 which reflect the high and low closing price as reported by the NASDAQ National Market. The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2003
First Quarter	$0.39	$0.15
Second Quarter	0.23	0.16
Third Quarter	0.25	0.10
Fourth Quarter	0.35	0.11
Fiscal Year 2002
First Quarter	$0.42	$0.15
Second Quarter	0.16	0.12
Third Quarter	0.13	0.09
Fourth Quarter	0.32	0.05

Holders

The number of shareholders of record as of August 31, 2003 was 2,770.

Dividend Policy

To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following equity compensation plans have been approved by our shareholders: the Inland Casino Corporation 1994 Stock Option Plan (the “1994 Plan”), the Venture Catalyst Incorporated 1995 Stock Option Plan, as amended (the “1995 Plan”) and the Venture Catalyst Incorporated 1996 Non-Employee Directors Stock Option Plan (the “1996 Plan”). No options are outstanding under the 1994 Plan. We do not have any equity compensation plans other than those approved by our shareholders, with the exception of one-time grants of warrants or options made by our Board of Directors from time to time.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2003.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	5,693,250	(1)	$3.28	5,258,569	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,693,250		$3.28	5,258,569

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 5,668,250 shares under the 1995 Plan and 25,000 shares under the 1996 Plan.
(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 5,038,569 shares under the 1995 Plan and 220,000 shares under the 1996 Plan.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services, infrastructure and technology in the gaming and hospitality market. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise and our software division is dedicated to the ongoing product and business development of Mariposa. We currently have one client in our consulting services division, the Barona Tribe, who we provide services to pursuant to a Consulting Agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch. For a description of the Consulting Agreement, see the discussion in Part I, Item 1 of this Report. Revenues from the Barona Tribe, which have always constituted a significant portion of our total revenues, have always fluctuated significantly from quarter to quarter. Substantially all the revenues reflected in fiscal 2003 and fiscal 2002 and discussed herein are derived from consulting services to the Barona Tribe. In April 2003, we announced that we entered into our first licensing agreement for Mariposa.

Because of increased costs incurred during the development of the Barona Valley Ranch, we did not earn any fees from the Barona Tribe during fiscal 2002. Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch and opened its hotel. During fiscal 2003, we earned $2,047,000 in aggregate consulting fees pursuant to the Consulting Agreement for services provided in July, August and October 2002. In addition, in fiscal 2003 the Barona Tribe voluntarily paid us $3,201,000 in fees, including monthly payments of $475,000 for services provided during September 2002 and January, March and April 2003, and monthly payments of $650,000 for services provided in May and June 2003. These voluntary payments were an indication of their “good faith” intention to restructure the Consulting Agreement and were not an acceptance of any proposal made by us during the negotiations.

In the past, we have reported our estimates as to our future revenues under the Consulting Agreement based on a financial model driven primarily by our assumptions with respect to projected revenues and expenses at the

Barona Valley Ranch. Gaming revenues and expenses are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons and sporadic high-end play results. In addition, gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. As a result of these difficulties, our revenue and expense projections during the past two years have not proven to be an accurate measure of actual results. Therefore, during the third quarter of fiscal 2003 we decided that we would not make adjustments to the “anticipated contract loss” and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the Consulting Agreement are likely to exceed our future costs over the remaining life of the Consulting Agreement.

Although we have been receiving additional fee payments from the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to restructuring of our Consulting Agreement, we have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant the formula under the Consulting Agreement through the end of its current term in March 2004. However, based on indications from the Barona Tribe, we anticipate that the Barona Tribe will continue to make voluntary monthly fee payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004. In light of these changes in estimated revenues, at June 30, 2003, we reduced the anticipated contract loss and corresponding liability, classified as “accrued consulting costs” by $1,572,000, representing the remaining balance of the liability, because the additional fee payments received in the fourth quarter of fiscal 2003 and the anticipated additional fee payments exceed the estimated future expenses under the Consulting Agreement. For a complete discussion see “Critical Accounting Policies” below.

During fiscal 2001, we initiated a project focused on creating a fully integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry, which is marketed under the name “Mariposa”. We have made, and will continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to maintain, support and continue development of Mariposa. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Critical Accounting Policies

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

We believe that revenue recognition and our treatment of the anticipated contract loss and accrued consulting costs are the most critical accounting policies that impact our consolidated financial statements.

Revenue Recognition—Consulting Services.    In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Substantially all of our revenue from consulting services is attributable to our relationship with the Barona Tribe. The amount earned by, and payable to, us under our Consulting Agreement in a given month is determined using a series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

In fiscal 2003, we earned $5,248,000 in connection with the performance of consulting services for the Barona Tribe. Of that amount, $2,047,000 represented consulting fees earned pursuant to the formula under the Consulting Agreement and $3,201,000 represented consulting fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to restructuring of our Consulting Agreement. Revenue with respect to these voluntary payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period.

Anticipated Contract Loss.    If, at any time through the end of the term of the Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as an anticipated contract loss and corresponding liabilities will be established for the current and non-current amounts, which are recorded as accrued consulting costs. Once recorded, the accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount that the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income or loss.

Revenue Recognition—Software Products and Services.    We expect to derive a portion of our revenues from licensing of Mariposa software applications and the sale of related professional services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services

(“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

In accordance with the governing revenue recognition guidelines, if the arrangement between vendor and purchaser does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the vendor’s fee is fixed or determinable; and

•	collectibility is probable.

Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose, therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 87-1, contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies (and related accounting issues) will be made based on the specific details of each arrangement, which could result in the application of alternative revenue recognition policies in the future.

We have only been in the software business since November 2002, and as of June 30, 2003 we have successfully completed only one full installation of Mariposa, at our primary client’s facility, the Barona Valley Ranch. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates and inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement.

Billings and costs related to license arrangements are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, software contracts.” If billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, software contracts.” Contracts are segregated for purposes of recording related assets and liabilities. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Services not included in our software license arrangements are billed on a time and materials or fixed fee basis and revenues related to the additional services are recorded as services are provided.

Support services will be provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Results of Operations

Revenues

Revenues for fiscal 2003 increased to $5,280,000 from zero during fiscal 2002. Revenues for consulting services provided to the Barona Tribe in fiscal 2003 increased to $5,248,000 from zero earned during fiscal 2002. The increase represents higher revenues and lower expenses at the Barona Valley Ranch resulting in $2,047,000 in consulting fees pursuant to the formula under the Consulting Agreement which were earned in July, August and October 2002 and an additional $3,201,000 in aggregate fee payments voluntarily paid to us by the Barona

Tribe for services that we rendered in the months of September 2002 and January, March, April, May and June 2003. Revenues from other clients were $30,000 as a result of a one-time payment for financial advisory services.

Revenues from software products and services in fiscal 2003 were $2,000, as a result of out-of-pocket expenses billed to customers. We did not earn any revenues from software products and services in fiscal 2002.

Cost of Revenues

Cost of revenues for fiscal 2003 decreased 55% to $1,901,000 from $4,207,000 during fiscal 2002.

Cost of revenues in our consulting services division consist primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during fiscal 2003, recorded in connection with providing services to the Barona Tribe pursuant to the Consulting Agreement, were $2,165,000, an increase of 33% compared to $1,633,000 recorded during the same period last year. The cost of revenues in the consulting services division related to the Consulting Agreement was reduced by $106,000 during fiscal 2003 and by $1,182,000 during fiscal 2002, which represents the amount the costs incurred exceeded the revenues earned pursuant to the Consulting Agreement, which were included in the anticipated contract loss. The adjustments to the cost of revenues, as a result of the anticipated contract loss, were made to reflect no impact on our income or loss from the Consulting Agreement during the respective periods. See “Critical Accounting Policies,” above.

The actual costs incurred during fiscal 2003 of $2,271,000, represent a 19% decrease from the $2,815,000 in actual costs incurred in fiscal 2002. The actual costs decreased primarily as a result of decreases in (a) compensation and other personnel-related expenses, (b) costs related to providing marketing and public relations services to the Barona Tribe, and (c) other direct costs related to providing services to the Barona Tribe. Other cost of revenues in our consulting services division, not related to the Consulting Agreement, were $148,000 during fiscal 2003, compared to $221,000 during fiscal 2002. The decrease is a result of a decrease in (a) compensation and other personnel-related expenses, (b) professional services and costs for third-party consultants and (c) travel and lodging, partially offset by costs for integration and support services provided by a third-party software development firm in connection with Mariposa use at the Barona Valley Ranch.

The following table is a reconciliation of the cost of revenues incurred to the cost of revenues reported in the consulting services division during the respective periods:

	Fiscal Year Ended June 30,
	2003	2002
Cost of revenues—1996 Consulting Agreement (actual costs incurred)	$2,271,000	$2,815,000
Adjustment to cost of revenues	(106,000)	(1,182,000)

Cost of revenues—1996 Consulting Agreement (as reported)	2,165,000	1,633,000

Cost of revenues—other (as reported)	148,000	221,000

Cost of revenues—consulting services (as reported)	$2,313,000	1,854,000

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with maintenance and support services for Mariposa, compensation and other personnel-related expenses, and other direct costs related to Mariposa. The cost of revenues during the fiscal 2003 incurred in our software division increased to $631,000 compared to $24,000 during fiscal 2002. Expenses during fiscal 2003 consist primarily of (a) maintenance and support services, primarily related to the ongoing enhancements and “bug fixes” of the initial versions of Mariposa, (b) compensation and other personnel-related expenses, (c) amortization of capitalized software costs and (d) costs of services provided by third-party outside consultants. During fiscal 2002, all costs related to Mariposa, other than $24,000 for amortization of capitalized software costs, were classified as research and development or capitalized.

Anticipated Contract Loss

During fiscal 2003, we decreased the anticipated contract loss and corresponding liabilities, recorded as accrued consulting costs, by $1,043,000, as a result of changes in estimates. The changes were based on (a) a decrease in the estimated consulting fees of $939,000 during the first quarter of fiscal 2003, (b) a reduction in the estimated amount of the foreseeable expenses to be incurred performing services under the Consulting Agreement of $409,000 during the second quarter of fiscal 2003, and (c) a reversal of the remaining loss and related liabilities, which were $1,572,000 at June 30, 2003, as a result of a change in the estimated revenues which now exceed the estimated expenses, resulting from the additional fee payments from the Barona Tribe for services provided in April, May and June 2003, and anticipated monthly fee payments from the Barona Tribe of $650,000 through the term of the Consulting Agreement in March 2004.

During fiscal 2002, we recorded an anticipated contract loss of $2,330,000. At June 30, 2002, the loss represented the amount the estimated costs to be incurred in connection with the performance of services under the Consulting Agreement exceeded the estimated revenues from the agreement, through the end of its current term.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, human resources, legal and other administrative functions, and amortization of stock-based compensation. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General and administrative expenses decreased 14% to $3,031,000 for fiscal 2003, from $3,524,000 during fiscal 2002. The decrease was primarily attributable to a decrease in (a) legal and investment banking fees, as a result of the termination of the going-private transaction in January 2003, (b) outside consultant costs, (c) shareholder communication costs and transfer agent fees which, during fiscal 2002, included significant costs incurred in connection with the going-private transaction that was terminated January 2003, and (d) depreciation expense related to our fixed assets. These decreases were partially offset by an increase in (a) compensation and other personnel-related expenses, (b) corporate insurance costs and (c) application fees incurred in connection with the licensing process currently underway with the California Division of Gambling Control.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses increased to $453,000 from zero during the same period last year as a result of the Mariposa product launch in September 2002, on-going sales efforts relating to Mariposa, including the addition of a sales executive, attendance at trade shows, advertising and costs associated with product demonstrations and travel to potential client sites.

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

During fiscal 2003, research and development expenses decreased 30% to $453,000, from $644,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa on June 30, 2002.

Restructuring Expenses

During fiscal 2003, we did not record any restructuring expenses. We incurred $90,000 in restructuring expenses during the fiscal 2002, consisting of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

Other Income and Expense

For fiscal 2003, interest income decreased by 29% to $93,000 compared to $131,000 for fiscal 2002, primarily as a result of lower average interest rates on investments during fiscal 2003. Interest expense increased by 10%, to $989,000 from $901,000, as a result of accrued interest that was added to the principal amount of notes payable which arose out of the 1996 repurchase of shares of our common stock. See Note 10 to the Notes to Consolidated Financial Statements “Stock Repurchase/Long-Term Debt”.

Other income during fiscal 2003 was $24,000, resulting from gains on domain name and fixed asset sales. During fiscal 2002, we recorded a net other loss of $182,000, primarily as a result of fixed asset disposals and the loss recorded to fully reduce the carrying value of our investment in Watchnet, Inc.

Income Tax Benefit

During fiscal 2003, the income tax benefit was zero compared to an income tax benefit of $3,703,000 recorded during fiscal 2002. We incurred losses during fiscal 2003 resulting in a net operating loss carry-forward (“NOL”). However, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a valuation allowance was recorded to fully offset the income tax benefit associated with the NOL.

During fiscal 2002, we recorded an income tax benefit of $3,703,000 primarily as a result of a “one-time” income tax benefit of $3,651,000 in connection with the temporary change in certain tax laws, including an increase in the net operating loss carry-back period from two to five years. In connection with the change, during fiscal 2002, we received refunds of $3,651,000 for income taxes paid in previous years.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2003 consisted of unrestricted cash and cash equivalents of $6,835,000 and cash received from operations. Based upon our current level of operations, we believe that our available cash and cash equivalents and cash received from operations will be adequate to meet our working capital, capital expenditure requirements, and our debt service requirements as they come due, for at least the next twelve months.

Our consulting agreement with the Barona Tribe expires in March 2004 and our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Although, based upon indications from the Barona Tribe, we expect to receive voluntary monthly fee payments of $650,000 from July 2003 through the end of the current term of the Consulting Agreement in March 2004, we do not anticipate earning fees pursuant to the formula under the Consulting Agreement from July 2003 through the end of the current term of the Consulting Agreement in March 2004 because of the existing significant cumulative shortfall and the formula established in the Consulting Agreement is unlikely to result in consulting fees because of (a) the transformation of the Barona property from a casino-only gaming property to a gaming destination resort and (b) the increase in competition in the San Diego gaming market. Accordingly, consistent with its ongoing efforts, management intends to continue to discuss with the Barona Tribe a restructuring of its consulting relationship to take into account these factors. We anticipate that our discussions with the Barona Tribe relating to restructuring our economic relationship will coincide with our discussions relating to extending the term of the Consulting Agreement. Our success in restructuring the economic terms of the Consulting Agreement to result in consistent monthly consulting fees earned by us will materially impact our long-term liquidity position. At this time, there can be no assurance as to whether we will be successful in negotiating a new consulting agreement with the Barona Tribe with terms which will provide predictable monthly earnings. Unless or until we enter into a new consulting agreement with the Barona Tribe and our consulting fees and other current sources of revenue become more certain and predictable, there can be no assurance that our business will generate sufficient cash flow from operations to sustain our long-term working capital, capital expenditure and debt service needs.

Cash Position at Fiscal 2003 Year End

During fiscal 2003, our cash position decreased by $2,073,000 to $6,835,000, from the June 30, 2002 balance of $8,908,000. This decrease was a result of net cash used in operating activities of $2,126,000, partially offset by cash provided by investing activities of $53,000.

The cash used in operating activities during fiscal 2003 of $2,126,000 resulted primarily from operating cash expenditures during fiscal 2003, partially offset by revenues received during the fiscal year. If we continue to receive monthly fee payments from the Barona Tribe of $650,000 through the end of the current term of the Consulting Agreement in March 2004, we expect our cash flows from operations in fiscal 2004 to improve; however, it is not certain that the aggregate cash flows generated by operations for fiscal 2004 will be positive.

Cash provided by investing activities of $53,000 resulted from the release of restricted cash of $133,000 partially offset by the purchase of $80,000 in fixed assets. We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002. As of June 30, 2003, we have no significant capital commitments.

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

The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation was met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and were treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, 2002 or 2003; accordingly, we did not record the issuance of any additional notes during those fiscal years.

The Second Contingent Obligation is subject to the following conditions (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe related to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. To date, only (a) and (b) above have been satisfied; accordingly, we have not recorded the issuance of any note pursuant to the Second Contingent Obligation.

In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of our restricted stock and warrants to acquire an additional 145,000 shares of our common stock at $5.89 per share were issued to retire the debt. None of the warrants were redeemed which expired in April 2003.

All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2002 or 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $918,000 and $843,000, in September 2002 and 2001 respectively, was added to the principal amount of the debt which will continue to accrue interest pending certain other events, including the permissibility of us to make payments in the future.

The remaining principal amount of the debt and accrued interest related to this stock repurchase was $10,881,000 as of June 30, 2003. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future; therefore all amounts have been classified as “non-current liabilities”. However, if we are successful in restructuring our business relationship with the Barona Tribe, including the forgiveness of the advance of future consulting fees, or if we generate significant revenue under the 1996 Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be paid in fiscal 2004. In such case, we will classify the respective amount as current liabilities at the time we believe such amounts become current.

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

Liability to the Barona Tribe

At June 30, 2003, we have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,077,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at June 30, 2003 of $577,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of June 30, 2003, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

Significant Accounting Policies

We believe that significant accounting policies, as described in Note 2 of our consolidated financial statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have incurred substantial losses recently and our future sources of revenues are uncertain.

We have incurred net losses of $1,430,000 during fiscal 2003 and $5,715,000 during fiscal 2002. At June 30, 2003, our total liabilities exceeded our assets by $7,256,000. Although we anticipate receiving monthly fee payments from the Barona Tribe of $650,000 through the end of the current term of the Consulting Agreement in March 2004, the Barona Tribe is not obligated to make these payments to us under the terms of the Consulting Agreement; therefore, our revenues remain uncertain for the foreseeable future as we continue to explore restructuring and extending our business relationship with the Barona Tribe. Additionally, we are uncertain as to the amount and timing of revenues from other sources, including Mariposa as we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering.

We have limited resources to grow our business.

Our cash reserves were $6,835,000 as of June 30, 2003. The uncertainty and unpredictability of our future revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently dependent upon one client, the Barona Tribe.

We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. The Consulting Agreement expires in March 2004 and, although our intention is to extend our business relationship beyond the term of the Consulting Agreement, we are not certain that the Barona Tribe will agree to an extension. If we are successful in extending our relationship, we are uncertain as to the term of such extension or the fees we will be entitled to under such extension. Loss of the Barona Tribe as a client, or a material reduction in the fees we earn from the Barona Tribe, would have a material adverse effect on our business and may result in our inability to continue to operate the business.

Our revenues from the Barona Tribe are subject to significant fluctuation and uncertainty.

During the past two fiscal years our revenues related to performing consulting services to the Barona Tribe have been uncertain and unpredictable. While the expenses related to the development of the Barona Valley Ranch significantly contributed to us not receiving consulting fees under the Consulting Agreement from May 2001 through June 2002, month to month revenue from a gaming enterprise is generally uncertain. Gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons, and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. Accordingly, we anticipate that our revenues may continue to be subject to significant fluctuations and uncertainties. Although we anticipate receiving payments from the Barona Tribe of $650,000 a month through the end of the current term of the Consulting Agreement in March 2004, the Barona Tribe is not obligated to make fee payments to us under the terms of the Consulting Agreement, therefore, our revenues remain uncertain for the foreseeable future as we continue to explore restructuring and extending our business relationship with the Barona Tribe.

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

Approval of the Consulting Agreement by appropriate regulatory authorities is still pending.

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

Our application for a determination of suitability by appropriate regulatory authorities is still pending.

In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). If the CGCC determines that VCAT would not qualify for a gambling license under state law, the Barona Tribe would be required to terminate the Consulting Agreement. There can be no assurance that the CGCC will approve VCAT’s application for a suitability determination, and failure to receive such approval may have a material adverse effect on our business and financial condition.

There has been an increase in competition for our only client in the San Diego market.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from four to ten since 2000 and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch which could adversely impact (a) our ability to restructure and or extend our business relationship with the Barona Tribe, or, (b) if we are successful in restructuring and or extending the relationship, the amount of fees earned by us from the Barona Tribe under such extension.

Risks Related to Mariposa and our Software Business

We may not be able to compete in the CRM software market.

We compete in the highly competitive CRM software market. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

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

We rely on a third-party software development firm to handle the majority of our software development efforts. In addition, we use a third-party service firm to support our products and to assist our customers with the installation and integration of our products. If we are unable to maintain and develop relationships with third-party firms to provide these services, we would be required to hire and train additional personnel, which would result in higher expenses and delays in our ability to generate revenue.

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

We have filed two U.S. patent applications and two corresponding international patent applications. It is possible that these patent applications will not issue as patents, and that even if issued the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

Other Risks

Our business is subject to strict regulation by gaming authorities.

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all government licenses, registrations, findings of suitability, permits and approvals necessary, however, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be given. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

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

We depend upon our key personnel.

Our future performance also depends in significant part upon the continued service of our key technical and senior management personnel. We have a small number of employees and our dependence on maintaining our relationships with key employees is particularly significant.

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

Item 7.    Financial Statements

The financial statement information, including the report of independent certified public accountants, required by this Item 7 is set forth on pages F-1 to F-22 of this Annual Report on Form 10-KSB and is hereby incorporated into this Item 7 by reference.

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report.

In connection with such evaluation, no change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information set forth under the captions “Election of Directors,” “Information About Our Executive Officers,” and “Transactions With Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders scheduled to be held in December 2003, is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of Fiscal 2003.

Item	10. Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Election of Directors—Compensation of Directors” in the Proxy Statement is hereby incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference.

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this report and is incorporated into this Item by reference.

Item	12. Certain Relationships and Related Transactions

The information set forth under the caption “Transactions With Management and Others” in the Proxy Statement is hereby incorporated herein by reference.

Item 13.    Exhibits and Reports on Form 8-K

(a)(1)  Financial Statements

(The above-referenced financial statement information, including the report of independent certified public accountants, has been incorporated by reference into Item 7. Financial Statements of this Annual Report on Form 10-KSB).

(a)(2)  Exhibits

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

3.3

Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1

VCAT’s 1995 Stock Option Plan, as amended, previously filed as Appendix A to VCAT’s Proxy Statement dated April 27, 2000 filed with the Commission on April 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.2

VCAT’s 1996 Non-employee Directors Stock Option Plan, previously filed as Appendix A to VCAT’s Proxy Statement dated October 27, 2000, filed with the Commission on October 27, 2000 (File No. 0-11532), which is incorporated by reference.

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
10.5

Extension to Promissory Note dated March 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.6

Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.11 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.7

Third Extension to Promissory Note dated December 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 2001, filed with the Commission on February 19, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.8

Fourth Extension to Promissory Note dated March 31, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.9

Fifth Extension to Promissory Note dated June 30, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.10 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2002, filed with the Commission on October 1, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.10	Venture Catalyst Incorporated Annual Incentive Program Plan.

10.11	Employment Letter dated January 16, 2003 from VCAT to Greg Shay.

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

10.15

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
10.17

Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.18

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

10.24

Stock Purchase Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar and Alan Henry Woods, previously filed as Exhibit 10.12 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.25

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

10.26

Office Lease Agreement dated as of May 23, 2001, by and between VCAT and AGBRI Mission L.L.C, previously filed as Exhibit 10.43 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.27

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
10.28

First Amendment to Office Lease, dated April 4, 2003, between VCC Investors, L.P. and Venture Catalyst Incorporated, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.29

Letter dated January 15, 2003, from VCAT to the Barona Group of Capitan Grande Band of Mission Indians, re: New Mariposa Software, Profit Sharing and Exclusivity, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.30

Termination Agreement dated as of January 14, 2003, by and among L. Donald Speer, II, Speer Casino Marketing, Inc. and VCAT, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on May 13, 2003, reporting our operating results for the three and nine months ended March 31, 2003.

Item	14. Principal Accountant Fees and Services

The information set forth under the caption “Ratification of the Appointment of Independent Auditors—Our Relationship With the Independent Auditors” in the Proxy Statement is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer

Dated: September 24, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. DONALD SPEER, II L. Donald Speer, II	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	September 24, 2003

/s/ GREG SHAY Greg Shay	President, Chief Operating Officer and a Director	September 24, 2003

/s/ KEVIN P. MCINTOSH Kevin P. McIntosh	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 24, 2003

/s/ JANA MCKEAG Jana McKeag	Vice President, Governmental Relations and a Director	September 24, 2003

/s/ JOHN FARRINGTON John Farrington	Director	September 24, 2003

/s/ NEIL E. SMYTH Cornelius E. (“Neil”) Smyth	Director	September 24, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Venture Catalyst Incorporated

San Diego, California

We have audited the accompanying consolidated balance sheet of Venture Catalyst Incorporated as of June 30, 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venture Catalyst Incorporated as of June 30, 2003, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Irvine, California

September 17, 2003

VENTURE CATALYST INCORPORATED

CONSOLIDATED BALANCE SHEET

June 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$6,835,190
Prepaid expenses and other current assets	195,867
Accounts receivable, net	21,897

Total current assets	7,052,954

Non-Current Assets:
Property, plant and equipment, net	150,197
Capitalized software, net	95,469
Deposits and other assets	8,321

Total non-current assets	253,987

Total assets	$7,306,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Advances of future consulting fees-Barona Tribe	$3,076,746
Accounts payable and accrued expenses	533,978
Billings in excess of costs, software contracts	71,140

Total current liabilities	3,681,864
Long-term debt	10,881,330

Total liabilities	14,563,194

Commitments and Contingencies	—

Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207
Additional paid-in-capital	11,946,978
Deferred compensation	(1,680)
Retained deficit	(19,208,758)

Total shareholders’ deficit	(7,256,253)

Total liabilities and shareholders’ deficit	$7,306,941

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,

	2003	2002
Revenues:
Consulting services	$5,277,600	$—
Software products and services	2,230	—

Total revenues	5,279,830	—
Cost of Revenues:
Consulting services	2,312,881	1,853,699
Anticipated contract loss (reduction)	(1,042,583)	2,329,812
Software products and services	630,924	23,965

Total cost of revenues	1,901,222	4,207,476

Gross profit (loss)	3,378,608	(4,207,476)

Operating expenses:
General and administrative	3,030,902	3,523,790
Sales and marketing	452,647	—
Research and development	452,721	644,483
Restructuring expenses	—	89,818

Total operating expenses	3,936,270	4,258,091

Operating loss	(557,662)	(8,465,567)

Other income (expense):
Interest income	92,675	130,652
Interest expense	(989,212)	(900,850)
Other gains (losses)	23,888	(181,604)

Other expense	(872,649)	(951,802)

Loss before income tax benefit	(1,430,311)	(9,417,369)
Income tax benefit	—	3,702,814

Net loss	(1,430,311)	(5,714,555)

Basic and diluted loss per share:
Net loss per share—basic and diluted	$(.20)	$(.79)

Weighted average common shares outstanding
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Years Ended June 30, 2003 and 2002

	Common Stock			Additional Paid in Capital	Deferred Compensation	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount	Treasury
Balance at June 30, 2001	7,414,156	$7,415	$(337,282)	$12,283,568	$(28,304)	$(12,063,892)	$(138,495)
Non-employee stock option grants	—	—	—	1,749	(1,749)	—	—
Amortization of deferred compensation	—	—	—	—	25,566	—	25,566
Remeasurement of stock options under “modification accounting”	—	—	—	(2,718)	1,882	—	(836)
Treasury shares, cancelled	(207,558)	(208)	337,282	(337,074)	—	—	—
Net loss	—	—	—	—	—	(5,714,555)	(5,714,555)

Balance at June 30, 2002	7,206,598	7,207	—	11,945,525	(2,605)	(17,778,447)	(5,828,320)

Amortization of deferred compensation	—	—	—	—	2,768	—	2,768
Remeasurement of stock options under “modification accounting”	—	—	—	1,453	(1,843)	—	(390)
Net loss	—	—	—	—	—	(1,430,311)	(1,430,311)

Balance at June 30, 2003	7,206,598	$7,207	$—	$11,946,978	$(1,680)	$(19,208,758)	$(7,256,253)

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2003	2002
Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(1,430,311)	$(5,714,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	232,031	175,778
Provision for bad debts	9,861	3,150
(Gain) loss on disposal of assets	(24,800)	122,820
Amortization of stock-based compensation	2,768	25,566
Remeasurement of stock options	(390)	(836)
Loss on impairment of investments	—	56,795
Changes in assets and liabilities:
Due from Barona Tribe—expansion project	—	7,685,296
Accounts receivable	33,632	381
Income tax receivable	—	1,171,767
Prepaid expenses and other current assets	(129,098)	(20,140)
Deposits and other assets	190,804	19,093
Notes receivable	38,121	—
Accounts payable and accrued expenses	664,355	149,740
Billings in excess of costs, software contracts	71,140	—
Anticipated contract loss (reduction)	(1,042,583)	2,329,812
Cost of revenues adjustment related to Barona contract	(105,797)	(1,181,431)
Advances of future consulting fees	(635,704)	30,209

Net cash (used in) provided by operating activities	(2,125,971)	4,853,445

Cash flows provided by (used in) investing activities:
Purchase of short-term investments and convertible notes	—	(1,600)
Purchase of furniture and equipment	(79,934)	(43,677)
Release of restricted cash	133,000	—

Net cash provided by (used in) investing activities	53,066	(45,277)

Net (decrease) increase in cash	(2,072,905)	4,808,168
Cash at beginning of period	8,908,095	4,099,927

Cash at end of period	$6,835,190	$8,908,095

Supplemental disclosures of cash flow information:
Income taxes paid	$6,045	$5,367

Interest expense paid	$—	$—

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Note 1.    The Company

Venture Catalyst Incorporated is a provider of consulting services, infrastructure and technology in the gaming and hospitality market. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement” or the “Consulting Agreement”), which expires March 31, 2004, unless renewed or extended. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 397-room hotel, an 18-hole championship golf course, convention space and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

In June 2002, we completed the initial version of Mariposa, an enterprise level customer relationship management (“CRM”) and marketing software product for license to businesses in the gaming and hospitality industry. In September 2002, Mariposa was formally launched to the public at the Global Gaming Expo 2002 held in Las Vegas, Nevada. In November 2002, we created a new software division which is dedicated to the business development and ongoing product development of Mariposa. We believe that Mariposa is the first fully-integrated CRM and marketing software system designed specifically for the gaming and hospitality industry. Mariposa consists of a suite of applications that operate in conjunction with existing player tracking and other data systems, transforming the data into useful and usable information. The applications can be licensed individually or as a fully integrated system.

Note 2.    Summary of Significant Accounting Policies

A.    Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

B.    Principles of Consolidation

The consolidated financial statements include the accounts of VCAT and all of our wholly-owned inactive subsidiaries. All material intercompany accounts and transactions have been eliminated.

C.    Revenue Recognition

Consulting Services.    Revenue earned from the Barona Tribe is recorded as earned under the terms of the 1996 Consulting Agreement. Under the Consulting Agreement, the Barona Tribe has the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” is determined through a series of calculations. First, a gross consulting fee for the month is calculated in accordance with the formula set forth in the Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the agreement, exceeds a fixed base amount.

Next, the consulting fee is determined. The consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net income of the Barona Valley Ranch after the Tribal Draw is made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and our gross consulting fee is reduced accordingly. The amount by which our gross consulting fee is reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeds the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

Since our monthly consulting fee cannot be less than zero, if in a given month the net operating income of the Barona Valley Ranch is less than the amount of the Tribal Draw, the gross consulting fee will be adjusted downward, our consulting fee for that month will be zero and a shortfall with respect to the Tribal Draw will be created. Once a Tribal Draw shortfall has been created, the net operating income of the Barona Valley Ranch for a given month is allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to our consulting fees. If the net operating income from the Barona Valley Ranch is less than the sum of the Tribal Draw for the current month and a Tribal draw shortfall exists from prior months, the balance of the Tribal Draw shortfall is increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall is carried forward indefinitely until it is eliminated in subsequent months where the net operating income is sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall exists, our consulting fees are zero.

In fiscal 2003, we earned $5,248,000 in connection with the performance of consulting services for the Barona Tribe. Of that amount, $2,047,000 represented consulting fees earned pursuant to the formula under the Consulting Agreement and $3,201,000 represented consulting fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to restructuring of our Consulting Agreement. Revenue with respect to these voluntary payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period.

If at any time estimated future costs exceed estimated future revenues under the Consulting Agreement we will record a loss, if applicable, related to the agreement. See “Managements Discussion and Analysis or Plan of Operation, Critical Accounting Policies”.

Software.    We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by  SOP 98-9. If the arrangement between us and the purchaser does not require significant production,

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modification, or customization of software, we will generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collectibility is probable.

Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 87-1, contract accounting is applied to both the software and service elements of the arrangement. The final determination for revenue recognition (and related accounting issues) will be made based on the specific details of each license arrangement, which could result in the application of alternative revenue recognition policies in the future.

We have only been in the software business since November 2002, and, as of June 30, 2003, we have successfully completed only one full installation of Mariposa, at our primary client’s facility, the Barona Valley Ranch. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates and inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement.

Billings and costs are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, software contracts.” If billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, software contracts.” Contracts are segregated for purposes of recording related assets and liabilities. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Services not included in our software arrangements are billed on a time and materials or fixed fee basis and revenues related to the additional services are recorded as services are provided.

Support services will be provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

We recognize revenues related to certain out-of-pocket expenses in accordance with EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The out-of-pocket expenses rebilled to customers are included in revenues.

D.    Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Stock Based Compensation Transition and Disclosure” that supercedes SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net loss or income per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net loss and loss per share would have increased to the pro forma net loss and loss per share amounts indicated below:

	Fiscal Year ended June 30,
	2003	2002
Net loss:
As reported	$(1,430,311)	$(5,714,555)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	$(424,983)	(615,384)

Pro forma	$(1,855,294)	$(6,329,939)

Net loss per share:
As reported	$(.20)	$(.79)
Pro forma	$(.26)	$(.88)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during fiscal 2003 and fiscal 2002, respectively: expected volatility of 2.14 and 1.80, respectively; average risk-free interest rates of 2.82% and 3.90%, respectively; expected lives of approximately 5 and 9 years respectively, and no dividends during the expected term.

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

The pro forma calculations are not indicative of current or future operating results. In addition, the pro forma charges to net loss are calculated without income tax benefits since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

E.    Credit Concentrations, Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

We maintain our cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper instruments with maturities ranging from two weeks to three months. Interest rates earned during fiscal 2003 on such investments ranged from 1.1% to 1.5%, as compared to a range of 1.4% to 2.3%, earned during fiscal 2002.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

G.    Advances of Future Consulting Fees—Barona Tribe

We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,077,000. These advances represent payments made to us in excess of consulting fees earned and are unsecured and non-interest bearing. We are currently negotiating a possible new business relationship with the Barona Tribe that could, among other things, result in the release of all liabilities between the two parties, including the advances of future consulting fees.

H.    Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when management estimates it is more likely that a portion of deferred tax assets will not be realized. See Note 12, “Income Taxes”.

I.    Loss per Share

Basic loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Below is the calculation of basic and diluted loss per share for the past two fiscal years:

	June 30,
	2003	2002
Net loss available to common shareholders	$(1,430,311)	$(5,714,555)

Weighted average shares outstanding—basic and diluted	7,206,598	7,206,598

Net loss per common share—basic and diluted	$(.20)	$(.79)

Options to purchase 5,693,250 and 5,216,062 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at June 30, 2003 and 2002, respectively, which expire on various future dates through 2013. During fiscal 2003 and fiscal 2002, these options were not included in the computation of diluted EPS because they were anti-dilutive.

J.    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income(loss) but are rather reported as a separate component of shareholders’ deficit. We did not have any additional events to report as a component of comprehensive income (loss) during fiscal 2003 or fiscal 2002.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.    Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L.    Fair Value of Financial Instruments

We believe that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents approximate their estimated fair values. We believe the fair value of the notes payable approximate their carrying values based on the current rates for instruments with similar characteristics.

M.    Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expense in the statement of operations. In fiscal 2003 and fiscal 2002, advertising and marketing costs were $278,000 and $0, respectively.

N.    Certain Reclassifications

Certain items in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

O.    Capitalized Software

We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS86”). Under SFAS 86, software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $127,000 and $24,000 during fiscal 2003 and fiscal 2002, respectively.

P.    Impairment of Assets

On July 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which superseded the accounting and reporting provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions” (“APB 30”). To determine impairment we review long-lived assets quarterly to determine if there has been any events or changes in circumstances that indicate that their carrying value may not be recoverable, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. As a result of these reviews, since the inception of the adoption of this standard, we have not recorded any impairment losses related to long-lived assets, and therefore there has been no material impact on our Consolidated Statements of Operations or financial condition as of and for the year ended June 30, 2003.

Q.    New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of June 30, 2003, we did not have any outstanding guarantees.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are in the process of evaluating the disclosures and possible impact of adopting Interpretation No. 46, however, at this time we do not believe the Interpretation will have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3.    Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to the 1996 Consulting Agreement, which expires March 31, 2004, unless renewed or extended.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Consulting Agreement, the amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months. For a detailed explanation of the consulting fee calculation, see Note 2, “Summary of Significant Accounting Policies, C. Revenue Recognition”.

The Barona Tribe has the right to increase its draw or impose additional taxes or assessments on the revenues of the Barona Valley Ranch at any time, which could result in a reduction or an elimination of consulting fees that might otherwise be payable to us. The Consulting Agreement provides that our right to receive consulting fees under the Consulting Agreement is subordinated to some of the Barona Tribe’s outstanding indebtedness related to the development of the Barona Valley Ranch project. Pursuant to the current intercreditor and subordination agreement (the “Subordination Agreement”) relating to the Tribe’s loan facility, which was used to develop the Barona Valley Ranch, no consulting fee earned by us under the Consulting Agreement may be paid to us if there is a default by the Barona Tribe under such financing documents and the Barona Tribe’s ability to make payments to us is limited to the extent the debt coverage ratios set forth in the loan agreement are not met. As of June 30, 2003, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement.

Because of increased costs incurred during the development of the Barona Valley Ranch, we did not earn any fees from the Barona Tribe during fiscal 2002. Since May 2002, we have been negotiating a new business relationship with the Barona Tribe and the negotiations are ongoing. In November and December 2002, the Barona Tribe transitioned its gaming operations to the Barona Valley Ranch and opened its hotel. During fiscal 2003, we earned $2,047,000 in aggregate consulting fees pursuant to the Consulting Agreement for services provided in July, August and October 2002. In addition, in fiscal 2003 the Barona Tribe voluntarily paid us $3,201,000 in fees, including monthly payments of $475,000 for services provided during September 2002, January, March and April 2003, and monthly payments of $650,000 for services provided in May and June 2003. These voluntary payments were an indication of their “good faith” intention to restructure our business relationship and were not an acceptance of any proposal made by us during the negotiations.

In the past, we have reported our estimates as to our future revenues under the Consulting Agreement based on a financial model driven primarily by our assumptions with respect to projected revenues and expenses at the Barona Valley Ranch. These projections took into account the Barona Tribe’s expenses related to the construction and development of the Barona Valley Ranch. While these expenses will no longer impact the calculation of our consulting fee after the completion of the Barona Valley Ranch, the operating expenses of the Barona Valley Ranch are higher than the operating expenses of the Barona Casino prior to the completion of the Barona Valley Ranch. These higher operating expenses may be offset by increased revenues at the Barona Valley Ranch. However, gaming revenues and expenses are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons and sporadic high-end play results. Gaming revenues and expenses are even more difficult to estimate during a material transformation of a casino-only gaming property such as the Barona Casino to a gaming destination resort property such as the Barona Valley Ranch. As a result of these difficulties, our revenue and expense projections during the past two years have not proven to be an accurate measure of actual results. Therefore, during the third quarter of fiscal 2003, we decided that we would not make adjustments to the anticipated contract loss and related liabilities based on consulting fee estimates unless and until we are able to estimate that, based on actual revenue trends, our revenues over the remaining life of the Consulting Agreement are likely to exceed our future costs over the remaining life of the Consulting Agreement.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although we have been receiving additional fee payments from the Barona Tribe as a sign of their good faith in the ongoing negotiations, we have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, based on indications from the Barona Tribe, we anticipate that they will continue to make monthly fee payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004. The aggregate total of the additional fee payments received in the fourth quarter of fiscal 2003 and the anticipated additional fee payments exceeds the estimated future expenses under the Consulting Agreement, therefore, as a result of the change in estimated revenues, at June 30, 2003, we reduced the anticipated contract loss and corresponding liability, classified as “accrued consulting costs” by $1,572,000, representing the remaining balance of the liability.

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. See Item 1 “Description of Business, Regulatory Matters”.

In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. See Note 13, “Commitments and Contingencies, C. Governmental Regulations”.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, starting January 1, 2003, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Note 4.    Business Concentration and Dependence on Key Personnel

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from Mariposa license arrangements, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During fiscal 2003, revenues from the Barona Tribe were $5,248,000, substantially all of our total revenues. During fiscal 2002, we did not earn any revenues from the Barona Tribe or from other sources.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board and Chief Executive Officer. We have not entered into an employment agreement with Mr. Speer. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Restricted Cash

We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

Note 6.    Available-for-Sale Securities

We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. Collectively, these investments had no carrying value at June 30, 2003. We will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

During fiscal 2001 and fiscal 2000, we deemed that the fair value of our available-for-sale securities were permanently impaired as a result of numerous factors, including:

•	a significant decrease in the market values of the securities and a general decrease in overall market conditions;

•	limited or non-existent operating history and/or a history of operating losses and/or cash flows and expectations for continuing losses;

•	the cessation of services and dissolution of certain companies;

•	a significant change in the business environment and economy for Internet and technology companies, including:

•	reduced access to venture capital;

•	reduced spending on and value of technology and Internet services; and

•	rapidly declining valuations for technology and Internet companies.

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

Note 7.    Convertible Notes Receivable

We held convertible notes with an aggregate face value of $829,000 in numerous start-up internet and technology companies. Collectively, these investments had no carrying value at June 30, 2003.

These notes were received for cash investments we made in the companies or as payment for services. The notes were convertible into equity at any time or payable at maturity, pursuant to the terms and conditions of the notes. The notes accrued interest at rates ranging from 8% to 10%, and had maturity dates ranging from October 2000 to June 2002. During fiscal 2002, we realized a loss of $50,000 related to the convertible note in one of the companies that was purchased by a private company. Upon completion of the transaction, the convertible note was converted into common shares of the new entity. The investment is deemed to have no value at this time.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2001, we realized aggregate losses of $779,000 related to the convertible notes as the companies were unable to secure necessary additional funding to repay the notes. Of the losses recorded, $80,000 was recovered in fiscal 2001.

Note 8.    Restructuring Expenses

During fiscal 2003, there were no restructuring expenses recorded. During fiscal 2002, we recorded restructuring expenses of $90,000, consisting of remaining future rent obligations for a closed office in excess of the obligation recorded in fiscal 2001.

The following table represents the activity in the restructuring accrual account for fiscal 2003 and 2002:

	Balance as of 6/30/02	Expense	Utilization Cash	Adjustments	Balance as of 6/30/03
Leases/Facilities	$45,291	$—	$—	$(45,291)	$—

	Balance as of 6/30/01	Expense	Utilization Cash	Adjustments	Balance as of 6/30/02
Leases/Facilities	$534,002	$154,000	$578,529	$(64,182)	$45,291

Note 9.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2003:

Computer equipment and software	$307,346
Equipment	35,452
Automotive equipment	32,617
Furniture	28,107
Leasehold improvements	14,531

418,053
Accumulated depreciation	(267,856)

$150,197

Note 10.    Stock Repurchase/Long-Term Debt

A.    Stock Repurchase Obligation

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Initial Contingent Obligations are contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes are to be issued. The test is to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation was met for the first four test periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and were treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, 2002 or 2003; accordingly, we did not record the issuance of any additional notes during those fiscal years.

The Second Contingent Obligation is subject to the following conditions (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. To date, only (a) and (b) above have been satisfied; accordingly, we have not recorded the issuance of any note pursuant to the Second Contingent Obligation.

In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of our restricted stock and warrants to acquire an additional 145,000 shares of our common stock at $5.89 per share were issued to retire the debt. None of the warrants were redeemed which expired in April 2003.

All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2002 or 2001. This does not constitute a default under the notes. Pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $918,000 and $843,000, in September 2002 and 2001 respectively, was added to the principal amount of the debt which will continue to accrue interest pending certain other events, including the permissibility of us to make payments in the future.

The remaining principal amount of the debt and accrued interest related to this stock repurchase was $10,881,000 as of June 30, 2003. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future; therefore all amounts have been classified as “non-current liabilities”. However, if we are successful in restructuring our business relationship with the Barona Tribe, including the forgiveness of the advance of future consulting fees, or if we generate significant revenue under the Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be paid in fiscal 2004. In such case, we will classify the respective amount as current liabilities at the time we believe such amounts become current.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt payments, including accrued interest, related to the Stock Repurchase Obligation referenced above are scheduled as follows, if we were permitted to make such payments:

	Year Ending June 30,
	2004	2005	2006	2007	Total
Ungar/Woods Note #1	$2,333,333	—	—	—	$2,333,333
Ungar/Woods Note #2	2,000,000	—	—	—	2,000,000
Ungar/Woods Note #3	1,333,333	666,667	—	—	2,000,000
Ungar/Woods Note #4	—	666,666	666,667	666,667	2,000,000
Interest added to principal	1,760,695	—	—	—	1,760,695
Accrued interest	787,302	—	—	—	787,302

Total	$8,214,663	$1,333,333	$666,667	$666,667	$10,881,330

Note 11.    Segment Reporting

During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business divisions, consulting services and software, which comprise our segments. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

The accounting policies of our operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We do not allocate operating expenses, including sales and marketing, general and administrative expenses and research and development, to our operating segments. We evaluate segment performance based on segment gross profit. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the gross profit (loss) before operating expenses, other expense and income tax benefit, for fiscal 2003 and fiscal 2002 is as follows:

	Consulting Services	Software	Total
Fiscal year ended June 30, 2003:
Revenues	$5,277,600	$2,230	$5,279,830
Cost of revenues	2,312,881	630,924	2,943,805
Anticipated contract loss	(1,042,583)	—	(1,042,583)

Gross profit (loss)	$4,007,302	$(628,694)	$3,378,608

Fiscal year ended June 30, 2002:
Revenues	$—	$—	$—
Cost of revenues	1,853,699	23,965	1,877,664
Anticipated contract loss	2,329,812	—	2,329,812

Gross loss	$(4,183,511)	$(23,965)	$(4,207,476)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

Deferred income taxes are comprised of the following at June 30, 2003:

Net operating loss	$5,899,806
Capital loss carryforward	1,434,723
Deferred compensation related to non-employee stock options	458,089
Allowance for doubtful accounts	421,812
Charitable contribution carryforward	242,828
Deferred contract costs	198,269
Fixed asset depreciation	23,472
Vacation accrual	47,486
California franchise taxes	578

Deferred tax asset	8,727,063
Deferred state taxes	(658,550)
Less valuation reserve	(8,068,513)

$—

The composition of our income tax benefit is as follows:

	Year Ended June 30,
	2003	2002
Current tax:
Federal	$—	$(3,704,815)
State	—	2,000

Current tax	—	(3,702,815)

Deferred tax:
Federal	(473,106)	204,786
State	(18,639)	(631,158)

Deferred tax	(491,745)	(426,372)

Valuation allowance	491,745	426,372

Income tax benefit from continuing operations	$—	$(3,702,815)

A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended June 30,
	2003	2002
U.S. Federal statutory rate	34.0%	(34.0)%
Permanent differences	(1.3)%	(0.4)%
State income taxes	5.8%	(5.8)%
Valuation allowance	(34.0)%	4.0%
Other	(4.5)%	(3.0)%

	.0%	(39.2)%

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have federal and state net operating loss carryforwards of approximately $13,433,000 and $15,074,000, respectively, which expire in varying dates through 2023.

We increased the valuation allowance related to our deferred tax assets during fiscal 2003 and 2002 by $492,000 and $426,000, respectively, as a result of (a) our history of operating losses, (b) uncertainty surrounding revenue expectations for the foreseeable future, (c) a net capital deficiency, and (d) our business uncertainties.

Note 13.    Commitments and Contingencies

A.    Lease Obligations

We have entered into or assumed operating leases for facilities and equipment that expire at various dates through fiscal 2005. The minimum future payments due under operating lease contracts at June 30, 2003 for the years ending June 30 are as follows:

2004	$108,741
2005	65,109

Net minimum lease payments	$173,850

Rent expense for fiscal 2003 and 2002 was $54,000 and $45,000, respectively. Sub-lease revenue for fiscal 2003 and 2002 was $107,000 and $305,000, respectively. As of June 30, 2003 all sub-lease agreements have expired or have been terminated.

B.    Litigation

From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position or results of operations.

C.    Governmental Regulations

In March 1999, the NIGC started a preliminary review of the relationship between the Barona Tribe and VCAT, which has included a review of the 1996 Consulting Agreement. The review is currently pending. We believe that the Consulting Agreement is not a management agreement, however, there is no assurance that the NIGC will determine that the Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on our business and financial condition. If the NIGC concludes that the Consulting Agreement is not a management agreement, the NIGC will forward the Consulting Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the Consulting Agreement, and failure to approve such agreement may have a material adverse effect on our business and financial condition.

In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). If the CGCC determines that we would not qualify for a gambling license under state law, the Barona Tribe would be required to terminate the Consulting Agreement. There can be no assurance that the CGCC will approve our application for a suitability determination, and failure to receive such approval may have a material adverse effect on our business and financial condition.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Stock Options

In 1994, we adopted a Stock Option Plan (the “1994 Plan”) under which 27,838 incentive stock options and 41,756 non-statutory stock options were granted. In May 1995, new grants under the 1994 Plan were terminated. There are no remaining outstanding options under the 1994 Plan.

In 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), under which options to purchase up to 4,000,000 shares of our common stock could be granted. In December 1997, the number of shares of common stock available for issuance was increased to 6,000,000. In December 1998, the number of shares of common stock available for issuance was increased to 9,000,000. In April 2000, the number of shares of common stock available for issuance was increased to 12,000,000. Options to purchase common stock that terminate without exercise are available for re-issuance. Options may be issued to our employees, consultants and directors either as (a) incentive stock options or (b) non-statutory stock options.

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

In 1996, we adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of our common stock may be granted. In December 2000, the number of shares of common stock available for issuance was increased to 300,000. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant.

The following table summarizes stock option activity under the 1994 Plan, the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the periods indicated:

	For the Year Ended June 30, 2003		For the Year Ended June 30, 2002
	Options Outstanding	Option Price Per Share	Options Outstanding	Option Price Per Share
Outstanding at beginning of year	5,216,062	$0.13 – $12.50	7,152,721	$0.59 – $12.50
Granted	1,060,000	$0.25 – $ 0.50	20,000	$0.13 – $ 0.13
Exercised	—	—	—	—
Cancelled	(582,812)	$1.75 – $12.50	(1,956,659)	$1.00 – $12.50

Outstanding at end of year	5,693,250	$0.13 – $12.50	5,216,062	$0.13 – $12.50

Options exercisable at year end	3,855,750	$0.13 – $12.50	3,713,562	$0.13 – $12.50
Weighted avg. fair value of options granted		$ 0.38		$ 0.13

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning options outstanding at June 30, 2003:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable
$0.13 – $ 1.75	1,196,000	9.57	88,000
$2.09 – $ 3.75	3,457,250	5.04	2,847,750
$4.00 – $ 4.63	1,000,000	6.28	885,000
$7.50 – $12.50	40,000	6.62	35,000

	5,693,250		3,855,750

Note 15.    Common Stock Transactions

In February 2001, we acquired 207,558 shares of common stock from a former employee in exchange for $337,000 in cash. The repurchase was negotiated in connection with the employee’s separation agreement and termination of his employment contract. The shares were recorded as treasury stock within the shareholders’ deficit section of the consolidated balance sheet. In fiscal 2002, the shares were cancelled.

Note 16.    401(k) Savings Plan

We have a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary, subject to certain limitations. We have a policy to match 25% of employee contributions up to 6% of their gross pay and contributions made by us in connection with the 401(k) plan were $20,000 during fiscal 2003 and fiscal 2002.