Form 10KSB/A
period 2003-06-30
VENTURE CATALYST INC
filed 2003-10-21
CIK 318291

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2003 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB of Venture Catalyst Incorporated (“VCAT”, “we” or “us”) for the fiscal year ended June 30, 2003, which was previously filed with the Securities and Exchange Commission on September 25, 2003 (the “Original Filing”) to correct the cross reference contained in Item 14 of Part III of the Original Filing. We are also amending the Original Filing to update the exhibit list in Item 13(a)(2) of Part III of the Original Filing to reflect documents filed with this Form 10-KSB/A, which include new certifications as specified in Exchange Act Rule 13a-14 or  15d-14 in connection with this Form 10-KSB/A.

This Form 10-KSB/A amends only the items of the Original Filing specified above and amends those items solely to reflect the changes described above. This Form 10-KSB/A does not update the disclosures in the Original Filing as originally filed and does not reflect events occurring after the original filing of the Original Filing on September 25, 2003.

Item 13.	Exhibits and Reports on Form 8-K

(a)(1) Financial Statements

*	Page references refer to pages in the Original Filing.

(The above-referenced financial statement information, including the report of independent certified public accountants, has been incorporated by reference into Item 7. Financial Statements of this Annual Report on Form 10-KSB).

(a)(2) Exhibits

The Exhibits listed below are filed with the Commission as part of this Annual Report on Form 10-KSB.

Exhibit No.	Description

3.1	Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	VCAT’s 1995 Stock Option Plan, as amended, previously filed as Appendix A to VCAT’s Proxy Statement dated April 27, 2000 filed with the Commission on April 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.2	VCAT’s 1996 Non-employee Directors Stock Option Plan, previously filed as Appendix A to VCAT’s Proxy Statement dated October 27, 2000, filed with the Commission on October 27, 2000 (File No. 0-11532), which is incorporated by reference.

10.3	Loan Agreement dated September 1, 2000, by and between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.4	Advance Promissory Note dated September 30, 2000 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.8 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.5	Extension to Promissory Note dated March 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2001, filed with the Commission on May 15, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.6	Second Extension to Promissory Note dated September 30, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.11 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.7	Third Extension to Promissory Note dated December 31, 2001 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 2001, filed with the Commission on February 19, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.8	Fourth Extension to Promissory Note dated March 31, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2002, filed with the Commission on May 15, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.9	Fifth Extension to Promissory Note dated June 30, 2002 between VCAT and L. Donald Speer, II and Kelly Elizabeth Speer, previously filed as Exhibit 10.10 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2002, filed with the Commission on October 1, 2002 (File No. 0-11532), which is incorporated herein by reference.

10.10	Venture Catalyst Incorporated Annual Incentive Program Plan.†

10.11	Employment Letter dated January 16, 2003 from VCAT to Greg Shay.†

Other Material Contracts

10.12	Amended and Restated Consulting Agreement by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), dated as of April 29, 1996, previously filed as Exhibit 10.7 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1996, filed with the Commission on October 5, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.13	Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998, which is incorporated herein by reference.

Exhibit No.	Description

10.14	Consulting Fee Subordination Agreement dated as of January 13, 2000 among State Street Bank and Trust Company of California, National Association, VCAT and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2000, filed with the Commission on May 15, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.15	Stock Purchase and Settlement and Release Agreement by and among VCAT, Jonathan Ungar and Alan Henry Woods, dated September 27, 1996, previously filed as Exhibit 2.1 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.16	Promissory Note dated September 30, 1996 in favor of Jonathan Ungar in the principal amount of $1,768,550, previously filed as Exhibit 2.2 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.17	Promissory Note dated September 30, 1996 in favor of Alan Henry Woods in the principal amount of $1,731,450, previously filed as Exhibit 2.3 to VCAT’s Current Report on Form 8-K dated October 1, 1996, filed with the Commission on October 1, 1996 (File No. 0-11532), which is incorporated herein by reference.

10.18	Promissory Note dated September 15, 1997 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.19 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.19	Promissory Note dated September 15, 1997 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit 10.20 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.20	Promissory Note dated September 15, 1998 in favor of Jonathan Ungar in the principal amount of $1,000,000, previously filed as Exhibit 10.21 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.21	Promissory Note dated September 15, 1998 in favor of Alan Henry Woods in the principal amount of $1,000,000, previously filed as Exhibit 10.22 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1998, filed with the Commission on September 28, 1998 (File No. 0-11532), which is incorporated herein by reference.

10.22	Promissory Note dated as of September 15, 2000, by and between VCAT and Jonathan Ungar, previously filed as Exhibit 10.23 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.23	Promissory Note dated as of September 15, 2000, by and between VCAT and Alan Henry Woods, previously filed as Exhibit 10.24 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.24	Stock Purchase Agreement dated as of April 30, 2000, by and between VCAT and Jonathan Ungar and Alan Henry Woods, previously filed as Exhibit 10.12 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year ended June 30, 2000, filed with the Commission on September 28, 2000 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.25	Intercreditor and Subordination Agreement dated October 10, 2000, by and between VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended September 30, 2000, filed with the Commission on November 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

10.26	Office Lease Agreement dated as of May 23, 2001, by and between VCAT and AGBRI Mission L.L.C, previously filed as Exhibit 10.43 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.27	Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement dated July 2, 2001, by and among VCAT, Wells Fargo Bank, National Association, the Barona Band of Mission Indians, and the Barona Tribal Gaming Authority, previously filed as Exhibit 10.45 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.28	First Amendment to Office Lease, dated April 4, 2003, between VCC Investors, L.P. and Venture Catalyst Incorporated, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.29	Letter dated January 15, 2003, from VCAT to the Barona Group of Capitan Grande Band of Mission Indians, re: New Mariposa Software, Profit Sharing and Exclusivity, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.30	Termination Agreement dated as of January 14, 2003, by and among L. Donald Speer, II, Speer Casino Marketing, Inc. and VCAT, previously filed as Exhibit 10.3 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

23	Consent of Grant Thornton LLP.†

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.†

31.3	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

31.4	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Previously filed with the Original Filing.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on May 13, 2003, reporting our operating results for the three and nine months ended March 31, 2003.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Information About Our Independent Auditors – Our Relationship With the Independent Auditors” in the Proxy Statement is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer

Dated: October 21, 2003