Form 10QSB
period 2003-09-30
VENTURE CATALYST INC
filed 2003-11-14
CIK 318291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 0-11532

VENTURE CATALYST INCORPORATED

(Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	33-0618806 (I.R.S. Employer Identification No.)

591 Camino De La Reina, Suite 418, San Diego, California 92108
(Address of principal executive offices)

(858) 385-1000

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of October 31, 2003, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

VENTURE CATALYST INCORPORATED
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

Page Number

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — September 30, 2003 and June 30, 2003	1
Consolidated Statements of Operations — Three months ended September 30, 2003 and September 30, 2002	2
Consolidated Statements of Cash Flows — Three months ended September 30, 2003 and September 30, 2002	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Controls and Procedures	19
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I. Item 2 — Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2003
	(unaudited)	June 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$6,919,523	$6,835,190
Prepaid expenses and other current assets	368,789	195,867
Costs in excess of billings, software contracts	45,812	—
Accounts receivable, net	25,575	21,897

Total current assets	7,359,699	7,052,954

Non-Current Assets:
Property, plant and equipment, net	135,060	150,197
Capitalized software, net	63,643	95,469
Deposits and other assets	8,321	8,321

Total non-current assets	207,024	253,987

Total assets	$7,566,723	$7,306,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Advances of future consulting fees-Barona Tribe	$3,072,003	$3,076,746
Accounts payable and accrued expenses	624,561	533,978
Billings in excess of costs, software contracts	—	71,140

Total current liabilities	3,696,564	3,681,864
Long-term debt	11,136,706	10,881,330

Total liabilities	14,833,270	14,563,194

Commitments and Contingencies	—	—
Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,946,978	11,946,978
Deferred compensation	(1,176)	(1,680)
Retained deficit	(19,219,556)	(19,208,758)

Total shareholders’ deficit	(7,266,547)	(7,256,253)

Total liabilities and shareholders’ deficit	$7,566,723	$7,306,941

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
( UNAUDITED)

	For the three months
	ended September 30,

	2003	2002

Revenues:
Consulting services	$1,950,900	$2,195,000
Software products and services	1,816	—

Total revenues	1,952,716	2,195,000
Cost of Revenues:
Consulting services	603,153	2,201,418
Anticipated contract loss	—	938,700
Software products and services	236,737	109,273

Total cost of revenues	839,890	3,249,391

Gross profit (loss)	1,112,826	(1,054,391)

Operating expenses:
General and administrative	629,767	793,880
Sales and marketing	238,606	155,406
Research and development	13,714	161,034

Total operating expenses	882,087	1,110,320

Operating profit (loss)	230,739	(2,164,711)

Other income (expense):
Interest income	13,839	30,297
Interest expense	(255,376)	(229,660)
Other gains	—	2,500

Other expense	(241,537)	(196,863)

Net loss	(10,798)	(2,361,574)

Basic and diluted loss per share:
Net loss per share—basic and diluted	$(.00)	$(.33)

Weighted average common shares outstanding Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,

	2003	2002

Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(10,798)	$(2,361,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,458	59,072
Amortization of stock based compensation	504	284
Anticipated contract loss	—	938,700
Cost of revenues related to the 1996 Consulting Agreement	—	1,599,968
Interest expense, long-term debt	255,375	229,660
Changes in operating assets and liabilities	(207,711)	(862,163)

Net cash provided by (used in) operating activities	90,828	(396,053)

Cash flows used in investing activities:
Purchase of furniture and equipment	(6,495)	(6,514)

Net cash used in investing activities	(6,495)	(6,514)

Net increase (decrease) in cash	84,333	(402,567)
Cash at beginning of period	6,835,190	8,908,095

Cash at end of period	$6,919,523	$8,505,528

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$—

Income taxes paid	$900	$1,994

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 1. Basis of Presentation and Description of Business

Basis of Presentation

     The unaudited financial statements for Venture Catalyst Incorporated have been prepared by VCAT in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.

     In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 (“fiscal 2003”). Certain items in the financial statements for fiscal 2003 have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Description of Business

     VCAT is a provider of consulting services, infrastructure and technology in the gaming and hospitality market. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement” or the “Consulting Agreement”), which expires March 31, 2004, unless renewed or extended. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a $260 million destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 397-room hotel, an 18-hole championship golf course, convention space and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

     Our software division is dedicated to the ongoing product and business development of Mariposa, an enterprise level customer relationship management (“CRM”) and marketing software product for license to businesses in the gaming and hospitality industry. We believe that Mariposa is the first fully-integrated CRM and marketing software system designed specifically for the gaming and hospitality industry. Mariposa consists of a suite of applications that operate in conjunction with existing player tracking and other data systems, transforming the data into useful and usable information. The applications can be licensed individually or as a fully integrated system.

Note 2. Summary of Significant Accounting Policies

Stock Based Compensation

     Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” that supercedes SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net loss and loss per share would have increased to the pro forma net loss and loss per share amounts indicated below:

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

	Three months ended September 30,

	2003	2002

Net loss:
As reported	$(10,978)	$(2,361,574)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	$(80,837)	(154,843)

Pro forma	$(91,815)	$(2,516,417)

Net loss per share:
As reported	$(.00)	$(.33)
Pro forma	$(.01)	$(.35)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during the three months ended September 3, 2003 and 2002, respectively: expected volatility of 2.27 and 2.05; average risk-free interest rates of 2.92% and 3.79%; expected lives of approximately 7 and 9 years and no dividends during the expected term.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The pro forma calculations are not indicative of current or future operating results. In addition, the pro forma charges to net loss are calculated without income tax benefits since none of the outstanding options have been exercised. The stock option exercise date determines when the benefits may be recorded.

Revenue Recognition

     Consulting Services. Revenue from the Barona Tribe is recorded as earned under the terms of the 1996 Consulting Agreement. Under the Consulting Agreement, the Barona Tribe has the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch.

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

     Next, our consulting fee is determined. The consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month is limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net operating income of the Barona Valley Ranch after the Tribal Draw is made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and our gross consulting fee is reduced accordingly. The amount by which our gross consulting fee is reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeds the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

     Since our monthly consulting fee cannot be less than zero, if in a given month the net operating income of the Barona Valley Ranch is less than the amount of the Tribal Draw, the gross consulting fee will be adjusted downward, our consulting fee for that month will be zero and a shortfall with respect to the Tribal Draw will be created. Once a Tribal Draw shortfall has been created,

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

     We have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, during the three months ended September 30, 2003 we earned $1,951,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to restructuring of our Consulting Agreement. Revenue with respect to these good faith payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period. Based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004.

     Software. We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9. If the arrangement between us and the purchaser does not require significant production, modification, or customization of software, we will generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collectibility is probable.

     Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 87-1, contract accounting is applied to both the software and service elements of the arrangement. The final determination for revenue recognition, and related accounting issues, will be made based on the specific details of each license arrangement, which could result in the application of alternative revenue recognition policies in the future.

     We have only been in the software business since November 2002, and, as of September 30, 2003, we have successfully completed only one full installation of Mariposa, at our primary client’s facility, the Barona Valley Ranch. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement.

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

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

Capitalized Software

     We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

     During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $32,000 during the three months ended September 30, 2003 and 2002.

Note 3. Agreements with the Barona Tribe

     We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to the 1996 Consulting Agreement, which expires March 31, 2004, unless renewed or extended.

     Under the Consulting Agreement, the amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months. For a detailed explanation of the consulting fee calculation, see Note 2, “Summary of Significant Accounting Policies — Revenue Recognition.”

     During the three months ended September 30, 2003 we earned $1,951,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to restructuring of our Consulting Agreement. Although we have been receiving good faith payments from the Barona Tribe, we have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004.

     In January 2003, as a sign of our good faith intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

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

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

     The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. The review is currently pending. In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission. That review also is pending.

Note 4. Business Concentration and Dependence on Key Personnel

     Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from Mariposa license arrangements, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During the three months ended September 30, 2003 and 2002, revenues from the Barona Tribe were $1,951,000 and 2,195,000, respectively, representing substantially all of our total revenues.

     Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board and Chief Executive Officer. We have not entered into an employment agreement with Mr. Speer. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects.

Note 5. Advances of Future Consulting Fees

     We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,072,000. These advances represent payments made to us in excess of consulting fees earned and are unsecured and non-interest bearing. We are currently negotiating a possible new business relationship with the Barona Tribe that could, among other things, result in the release of all liabilities between the two parties, including the advances of future consulting fees.

Note 6. Cash and Cash Equivalents

     For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

     We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper and certificate of deposit instruments with maturities ranging from three weeks to three months. Interest rates earned during the three months ended September 30, 2003 on such investments ranged from .89% to 1.09%, as compared to 1.52% earned during the three months ended September 30, 2002.

Note 7. Available-for-Sale Securities

     We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. Collectively, these investments had no carrying value at September 30, 2003. We will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 8. Net Loss Per Share

     At September 30, 2003, options to purchase 5,683,250 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, respectively, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through June 2013. At September 30, 2002, options to purchase 5,146,312 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, respectively, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through November 2011.

Note 9. Stock Options

     The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended September 30, 2003:

		Options Price
	Options Outstanding	Per Share

Outstanding, July 1, 2003	5,693,250	$0.13--$12.50
Granted	—	—
Exercised	—	—
Cancelled	(10,000)	$4.00

Outstanding, September 30, 2003	5,683,250	$0.13--$12.50

Note 10. Segment Reporting

     During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business divisions, consulting services and software, which comprise our segments. We do not allocate operating expenses, including sales and marketing, general and administrative and research and development, to our two business divisions. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

     We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) before other expense for the three months ended September 30, 2003 and 2002 is as follows:

	Consulting		Unallocated
	Services	Software	Operating Expenses	Total

Three months ended September 30, 2003:
Revenues	$1,950,900	$1,816	—	$1,952,716
Operating profit (loss)	$1,347,747	$(234,921)	$(882,087)	$230,739
Three months ended September 30, 2002:
Revenues	$2,195,000	$—	—	$2,195,000
Operating loss	$(945,118)	$(109,273)	$(1,110,320)	$(2,164,711)

Note 11. Stock Repurchase/ Long-Term Debt

     In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders at the closing; (b) the issuance of two unsecured promissory notes in the aggregate

VENTURE CATALYST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000; (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance; and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35,000,000 prior to the contingencies being met). The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met.

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

     In April 2000, VCAT and the two note holders announced that $3,069,000 of current and future corporate indebtedness would be exchanged for equity prior to its maturity. Pursuant to the terms of the exchange, a total of 579,000 shares of our restricted stock and warrants to acquire an additional 145,000 shares of our common stock at $5.89 per share were issued to retire the debt. The warrants expired in April 2003, unexercised.

     All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in September 2003, 2002 or 2001. This does not constitute a default under the notes. However, pursuant to the terms of the stock purchase agreement and the applicable notes, accrued interest of $1,009,000 and $918,000, in September 2003 and 2002 respectively, was added to the principal amount of the debt which will continue to accrue interest pending certain other events, including the permissibility of us to make payments in the future.

     The remaining principal amount of the debt and accrued interest related to this stock repurchase (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2003, 2002 and 2001) was $11,137,000 as of September 30, 2003. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future; therefore all amounts have been classified as “non-current liabilities.” However, if we are successful in restructuring our business relationship with the Barona Tribe or if we generate significant revenue under the Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be paid in the future. In such case, we will classify the respective amount as a current liability at the time we believe such amount becomes current.

     If our financial condition improves to the extent that we meet the financial tests set forth in the Stock Purchase Agreement and the notes and, at the time a scheduled payment becomes due, we do not have sufficient cash on hand to pay the scheduled payments and sustain our ongoing operations, we will need to seek additional capital to repay some or all of this debt. There can be no assurance that this alternative would be available at the time or on terms acceptable to us.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     We are a provider of consulting services, infrastructure and technology in the gaming and hospitality market. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise and our software division is dedicated to the ongoing product and business development of Mariposa. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2003.

  Our Consulting Division

     We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”). We provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996 (effective March 27, 1996), as modified on February 17, 1998 (the “1996 Consulting Agreement” or the “Consulting Agreement”). The Consulting Agreement expires March 31, 2004.

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

     Under the Consulting Agreement, the Barona Tribe has the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch. The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” is determined through a series of calculations. First, a gross consulting fee for the month is calculated in accordance with the formula set forth in the Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the agreement, exceeds a fixed base amount. Next, our consulting fee is determined. The consulting fee is the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month is limited to the lesser of the gross consulting fee calculated in accordance with the formula described above or the net operating income of the Barona Valley Ranch after the Tribal Draw is made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income is allocated first to the Tribal Draw and our gross consulting fee is reduced accordingly. The amount by which our gross consulting fee is reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeds the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees are not made up within the contract year, they are lost permanently.

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

     We have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, during the three months ended September 30, 2003 we earned $1,951,000 in consulting fees (which included three payments of $650,000) in connection with the performance of consulting services for the Barona Tribe. These fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring of our Consulting Agreement.

     Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004. We do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of the current term of the Consulting Agreement because of the existing cumulative shortfall and the formula established in the Consulting Agreement is unlikely to result in consulting fees. Accordingly, consistent with our ongoing efforts, we intend to continue to discuss with the Barona Tribe a restructuring of our consulting relationship to take into account these factors. We anticipate that our discussions with the Barona Tribe relating to restructuring our economic relationship will coincide with our discussions relating to extending the term of the Consulting Agreement. At this time, there can be no assurance as to whether we will be successful in negotiating a new consulting agreement with the Barona Tribe with terms which will provide predictable monthly income.

     In January 2003, as a sign of our good faith intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

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

  Our Software Division

     During fiscal 2001, we initiated a project focused on creating a fully integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry, which is marketed under the name “Mariposa”. Mariposa has been deployed at the Barona Valley Ranch and in April 2003, we announced that we entered into our first licensing agreement for Mariposa with the Hard Rock Hotel & Casino in Las Vegas, Nevada. We are in the process of completing the installation of Mariposa at their facility and we are actively marketing Mariposa to potential clients. We have made, and will continue to make, material organizational changes, including adding staff, to cultivate additional qualified sales leads and to maintain, support and continue development of Mariposa. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

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

     Revenue relating to the above-referenced good faith payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period.

     Anticipated Contract Loss. If, at any time through the end of the term of the Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as an anticipated contract loss and corresponding liabilities will be established for the current and non-current amounts, which are recorded as accrued consulting costs. Once recorded, the accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount that the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income or loss. The anticipated contract loss and related liabilities were reduced to zero in the fourth quarter of fiscal 2003. As a result of the good faith payments received during the quarter, no further losses related to the Consulting Agreement were recorded during the three months ended September 30, 2003.

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

     Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose;, therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 87-1, contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies, and related accounting issues, will be made based on the specific details of each arrangement, which could result in the application of alternative revenue recognition policies in the future.

     We have only been in the software business since November 2002, and as of September 30, 2003 we have successfully completed only one full installation of Mariposa, at the Barona Valley Ranch, and we are in the process of completing the installation of Mariposa at the Hard Rock Hotel & Casino in Las Vegas, Nevada. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement.

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

Results of Operations

Revenues

     Revenues for the three months ended September 30, 2003 were $1,953,000, compared to $2,195,000 during the same period last year. During the three months ended September 30, 2003, we earned $1,951,000 in consulting fees, resulting from three good faith payments from the Barona Tribe, for services provided during the period. During the three months ended September 30, 2002, we earned (a) $1,690,000 for services provided in July and August 2002 pursuant to the formula in the Consulting Agreement, (b) a $475,000 good faith payment from the Barona Tribe for services provided in September 2002, and (c) $30,000 from other clients as a result of a one-time payment for financial advisory services.

Cost of Revenues

     Cost of revenues for the three months ended September 30, 2003 decreased 74%, to $840,000 from $3,249,000, during the three months ended September 30, 2002.

     Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the three months ended September 30, 2003 in the consulting services division was $603,000, a decrease of 81% compared to $3,141,000 recorded during the same period in fiscal 2003. During the prior year period, the actual cost of revenues incurred related to the Consulting Agreement were $602,000, however, the cost of revenues were increased by an aggregate amount of $2,539,000, attributable to the anticipated contract loss, of which $939,000 was recorded as an increase to the anticipated contract loss. In the fourth quarter of fiscal 2003, the remaining anticipated contract loss was reduced to zero and no adjustments to the cost of revenues were recorded during the three months ended September 30, 2003 as a result of the anticipated contract loss. For a more detailed discussion of the “anticipated contract loss”, see “Critical Accounting Policies,” above.

     The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with maintenance and support services for Mariposa, compensation and other personnel-related expenses, amortization of capitalized software costs and other direct costs related to Mariposa. The cost of revenues in the software division during the three months ended September 30, 2003 increased 117% to $237,000 from $109,000 during the three months ended September 30, 2002. Expenses during the current year period increased primarily as a result of increases in (a) maintenance and support services, primarily related to the ongoing enhancements and “bug fixes” of the initial version of Mariposa, and (b) compensation and other personnel-related expenses.

General Operating and Administrative Expenses

     General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 21% to $630,000 for the three months ended September 30, 2003, from $794,000 during the same period last year. The decrease was primarily attributable to a decrease in legal fees and professional services, which in the prior year period were significant as a result of the proposed merger transaction and related litigation at that time, and insurance expense. The decrease was partially offset by an increase in compensation and other personnel-related expenses.

Other Income and Expense

     For the three months ended September 30, 2003, interest income decreased to $14,000 compared to $30,000 for the same period last year, as a result of lower average cash balance and lower interest rates on investments. Interest expense increased to $255,000 from $230,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock which is discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

     There was no other income recorded during the three months ended September 30, 2003. During the prior year period, other income was $2,500, resulting from a gain on an asset sale.

Income Tax Benefit

     During the three months ended September 30, 2003 and 2002, the income tax benefit was zero, as a result of our net operating loss carry-forward.

Liquidity and Capital Resources

     Our principal sources of liquidity at September 30, 2003 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $6,920,000. During the three months ended September 30, 2003, our cash position increased by $84,000 from the June 30, 2003 balance of $6,835,000. This increase was a result of net cash provided by operating activities of $91,000 partially offset by cash used in investing activities of $7,000.

     The cash provided by operating activities of $91,000 resulted primarily from revenue received from the Barona Tribe less cash expenditures and annual insurance premium payments made during the period. Cash used in investing activities of $7,000 resulted from the purchase of fixed assets.

     In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes. For a description of the notes, see Note 11 to the Consolidated Financial Statements.

     As of September 30, 2003, the remaining principal amount of debt and accrued interest was $11,137,000. Based upon our current stockholder’s deficit balance, estimates of fees under the Consulting Agreement and our current sources of revenues, pursuant to the terms of the notes, we do not expect that we will be obligated to make a payment of principal or interest for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” However, if we are successful in restructuring the Consulting Agreement or if we generate significant revenue under the Consulting Agreement beyond our expectations or from other sources, a portion of the long-term debt due to the noteholders could be paid in the future. In such case, we would classify the respective amount as a current liability at that time.

     At September 30, 2003, we have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,072,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at September 30, 2003 of $572,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

     In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of September 30, 2003, we are not aware of any default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

     Based upon the current level of operations, we believe that the cash generated from operations and available cash and cash equivalents will be adequate to meet our operating expenses and to service our debt requirements as they come due for at least the next twelve months. Our consulting agreement with the Barona Tribe expires in March 2004 and our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Although, based upon indications from the Barona Tribe, we expect to receive good faith payments of $650,000 through the end of the current term of the Consulting Agreement in March 2004, we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of the current term of the Consulting Agreement in March 2004. Consistent with our ongoing efforts, we intend to continue to discuss with the Barona Tribe a restructuring of our consulting relationship. Unless or until we enter into a new consulting agreement with the Barona Tribe and our consulting fees and other current sources of revenue become more certain and predictable, there can be no assurance that our business will generate sufficient cash flow from operations to sustain our long-term working capital, capital expenditure and debt service needs.

Factors That May Affect Future Results

     Risks Related to our Financial Condition

     We have incurred substantial losses recently and our future sources of revenues are uncertain.

     We incurred net losses of $11,000 during the three months ended September 30, 2003, and $1,430,000 during fiscal 2003 and $5,715,000 during fiscal 2002. At September 30, 2003, our total liabilities exceeded our assets by $7,267,000. Although we anticipate receiving monthly fee payments from the Barona Tribe of $650,000 through the end of the current term of the Consulting Agreement in March 2004, the Barona Tribe is not obligated to make these payments to us under the terms of the Consulting Agreement; therefore, our revenues remain uncertain for the foreseeable future as we continue to explore restructuring and extending our business relationship with the Barona Tribe. Additionally, we are uncertain as to the amount and timing of revenues from other sources, including Mariposa as we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering.

     We have limited resources to grow our business.

     Our cash and cash equivalents were $6,920,000 as of September 30, 2003. The uncertainty and unpredictability of our future revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

     During the past two fiscal years, we have derived consulting revenues earned under the Consulting Agreement and from voluntary payments made by the Barona Tribe to us relating to consulting services rendered to them in connection with their gaming operations. Revenues and profits related to the operation of the Barona Valley Ranch are factors in determining the consulting revenues earned by us under the Consulting Agreement. Accordingly, an understanding of the uncertainties associated with operating a gaming property are important to an understanding of why our revenues may fluctuate or be uncertain from time to time.

     In general, gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons, and sporadic high-end play results. For example, the recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California and there has been an increase in the number of Native American casinos operating in the San Diego marketplace. The number of casinos has grown from four to ten since 2000 and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch which could adversely impact our ability to restructure and or extend our business relationship with the Barona Tribe, or if we are successful in restructuring and or extending the relationship, the amount of fees earned by us from the Barona Tribe under such extension.

     The gaming and hospitality industry is also particularly susceptible to global geopolitical events, such as terrorist attacks, acts of war or other hostilities, and natural disasters such as the recent wildfires in the San Diego area and elsewhere in Southern California. These extraordinary events also may adversely affect the Barona Valley Ranch and could have an adverse effect on our consulting revenues.

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

     Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us during a time when the Consulting Agreement is in effect, we will still be obligated to provide services to the Barona Tribe under the Consulting Agreement. In connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

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

     We compete in the highly competitive CRM software market. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our applications. Our products compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have a longer operating history, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

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

     We have filed two U.S. patent applications and two corresponding international patent applications. It is possible that these patent applications will not issue as patents, and that even if issued the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable; that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

Other Risks

     Our business is subject to strict regulation by gaming authorities.

     We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all government licenses, registrations, findings of suitability, permits and approvals necessary, however, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be granted. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

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

Item 3. Controls and Procedures

     Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     During the three months ended September 30, 2003, VCAT filed one Current Report on Form 8-K dated, and filed with the Commission, on September 25, 2003, reporting our operating results for the three months and fiscal year ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: November 13, 2003	By:	/s/ L. DONALD SPEER, II L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: November 13, 2003	By:	/s/ KEVIN MCINTOSH Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.