Form 10QSB
period 2003-12-31
VENTURE CATALYST INC
filed 2004-02-13
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of January 31, 2004, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I. Item 2 - Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2003 (unaudited)	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,005,259	$6,835,190
Prepaid expenses and other current assets	344,107	195,867
Accounts receivable, net	88,744	21,897
Cost in excess of billings, software contracts	25,000	—

Total current assets	7,463,110	7,052,954

Non-Current Assets:
Property, plant and equipment, net	125,783	150,197
Capitalized software, net	31,820	95,469
Deposits and other assets	8,321	8,321

Total non-current assets	165,924	253,987

Total assets	$7,629,034	$7,306,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Advances of future consulting fees-Barona Tribe	$3,069,828	$3,076,746
Accounts payable and accrued expenses	460,411	533,978
Estimated loss, uncompleted software contracts	25,000	—
Billings in excess of costs, software contracts	—	71,140

Total current liabilities	3,555,239	3,681,864
Long-term debt	11,414,291	10,881,330

Total liabilities	14,969,530	14,563,194

Commitments and Contingencies	—	—
Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,947,236	11,946,978
Deferred compensation	(878)	(1,680)
Retained deficit	(19,294,061)	(19,208,758)

Total shareholders’ deficit	(7,340,496)	(7,256,253)

Total liabilities and shareholders’ deficit	$7,629,034	$7,306,941

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

( UNAUDITED)

	For the three months ended December 31,
	2003	2002
Revenues:
Consulting services	$1,950,900	$357,000
Software products and services	882	—

Total revenues	1,951,782	357,000
Cost of revenues:
Consulting services	727,797	15,634
Anticipated contract loss	—	(408,827)
Software products and services	292,998	176,122

Total cost of revenues	1,020,795	(217,071)

Gross profit	930,987	574,071

Operating expenses:
General and administrative	639,140	728,838
Sales and marketing	90,955	49,058
Research and development	12,015	154,145

Total operating expenses	742,110	932,041

Operating profit (loss)	188,877	(357,970)

Other income (expense):
Interest income	14,206	30,231
Interest expense	(277,586)	(254,851)
Other gains	—	12,800

Other expense, net	(263,380)	(211,820)

Net loss	(74,503)	(569,790)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.01)	$(.08)

Weighted average common shares outstanding - basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

( UNAUDITED)

	For the six months ended December 31,
	2003	2002
Revenues:
Consulting services	$3,901,800	$2,552,000
Software products and services	2,698	—

Total revenues	3,904,498	2,552,000
Cost of revenues:
Consulting services	1,330,950	2,217,051
Anticipated contract loss	—	529,873
Software products and services	529,735	285,395

Total cost of revenues	1,860,685	3,032,319

Gross profit (loss)	2,043,813	(480,319)

Operating expenses:
General and administrative	1,268,909	1,522,718
Sales and marketing	329,561	204,464
Research and development	25,730	315,179

Total operating expenses	1,624,200	2,042,361

Operating profit (loss)	419,613	(2,522,680)

Other income (expense):
Interest income	28,044	60,528
Interest expense	(532,961)	(484,511)
Other gains	—	15,300

Other expense, net	(504,917)	(408,683)

Net loss	(85,304)	(2,931,363)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.01)	$(.41)

Weighted average common shares outstanding - basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2003	2002
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(85,304)	$(2,931,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105,175	116,544
Amortization of stock-based compensation	1,060	522
Gain on disposal of assets, net	—	(15,300)
Anticipated contract loss	—	529,873
Cost of revenues related to the 1996 Consulting Agreement	—	1,057,430
Interest expense, long-term debt	532,961	484,511
Changes in operating assets and liabilities	(366,711)	(384,824)

Net cash provided by (used in) operating activities	187,181	(1,142,607)

Cash flows used in investing activities:
Release of restricted cash	—	133,000
Purchase of furniture and equipment	(17,112)	(26,331)

Net cash (used in) provided by investing activities	(17,112)	106,669

Net increase (decrease) in cash	170,069	(1,035,938)
Cash at beginning of period	6,835,190	8,908,095

Cash at end of period	$7,005,259	$7,872,157

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$—

Income taxes paid	$395	$4,442

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1. Basis of Presentation and Description of Business

Basis of Presentation

The unaudited financial statements for Venture Catalyst Incorporated have been prepared by us in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.

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

Description of Business

VCAT is a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement” or the “Consulting Agreement”), which expires March 31, 2004, unless renewed or extended. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 397-room hotel, an 18-hole championship golf course, convention space and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego.

Our software division is dedicated to the ongoing product and business development of Mariposa, an enterprise level customer relationship management (“CRM”) and marketing software product for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa modules provide data warehousing, data mining and modeling, On-line Analytical Processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Consulting Services. Revenue from the Barona Tribe is recorded as earned under the terms of the 1996 Consulting Agreement. Under the Consulting Agreement, subject to the limitations discussed below, the Barona Tribe has the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consists of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

We have not earned any consulting fees pursuant to the formula under the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, during the three and six months ended December 31, 2003 we earned $1,951,000 and $3,902,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring of our Consulting Agreement. Revenue with respect to these good faith payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period. Based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004.

Software. We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation, training (collectively, “professional services”) and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9. If the arrangement between us and the purchaser does not require significant production, modification or customization of software, we will generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collectibility is probable.

Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 81-1, contract accounting is applied to both the software and service elements of the arrangement. The final determination for revenue recognition and related accounting issues is made based on the specific details for each license arrangement, which could result in the application of alternative revenue recognition policies for individual arrangements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

We have been in the software business since November 2002 and, as of December 31, 2003, we have successfully completed two full installations of Mariposa. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified. During the three months ended December 31, 2003, we recorded a loss on uncompleted software contracts of $41,000 which is included in cost of revenues, software products and services.

Billings and costs related to our software contracts are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, software contracts.” If billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, software contracts.” Contracts are segregated for purposes of recording related assets and liabilities.

Services not included in our software contracts are billed on a time and materials or fixed fee basis and revenues related to the additional services are recorded as services are provided.

Support services are provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

We recognize revenues related to certain out-of-pocket expenses in accordance with EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The out-of-pocket expenses rebilled to customers are included in revenues and are not significant.

Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net loss and loss per share would have increased to the pro forma net loss and loss per share amounts indicated below:

	Three months ended December 31,
	2003	2002
Net loss:
As reported	$(74,503)	$(569,790)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	$(73,030)	(140,014)

Pro forma	$(147,533)	$(709,804)

Net loss per share:
As reported	$(.01)	$(.08)
Pro forma	$(.02)	$(.10)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

	Six months ended December 31,
	2003	2002
Net loss:
As reported	$(85,304)	$(2,931,363)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(153,688)	(294,857)

Pro forma	$(238,992)	$(3,226,220)

Net loss per share:
As reported	$(.01)	$(.41)
Pro forma	$(.03)	$(.45)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The following table shows the weighted average assumptions for stock options:

	Three months ended December 31,
	2003	2002
Risk-free interest rate	2.9%	2.9%
Expected life (in years)	5	7
Expected volatility	2.5	2.2

	Six months ended December 31,
	2003	2002
Risk-free interest rate	2.8%	3.0%
Expected life (in years)	5	7
Expected volatility	2.5	2.2

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The pro forma calculations are not indicative of current or future operating results. The stock option exercise date determines when the benefits may be recorded.

Capitalized Software

We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, software costs incurred in connection with creating computer software products, which are to be marketed, are expensed until completion of a working model. Thereafter, all software development

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the estimated fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $32,000 during the three months ended December 31, 2003 and 2002 and $64,000 during the six months ended December 31, 2003 and 2002.

Note 3. Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. Consulting services are currently provided to the Barona Tribe pursuant to the 1996 Consulting Agreement, which expires March 31, 2004, unless renewed or extended.

Under the Consulting Agreement, the amount, if any, that we are paid by the Barona Tribe for services rendered is determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months. For a detailed explanation of the consulting fee calculation, see Note 2, “Summary of Significant Accounting Policies - Revenue Recognition.”

During the three and six months ended December 31, 2003 we earned $1,951,000 and $3,902,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring of our Consulting Agreement. Although we have been receiving good faith payments from the Barona Tribe, we have not earned any consulting fees pursuant to the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

of the 1996 Consulting Agreement. The review is currently pending. In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission. That review also is pending.

Note 4. Business Concentration and Dependence on Key Personnel

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from licensing Mariposa, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During the three months ended December 31, 2003 and 2002, revenues from the Barona Tribe were $1,951,000 and $357,000, respectively, and during the six months ended December 31, 2003 and 2002, revenues from the Barona Tribe were $3,902,000 and $2,552,000, respectively, representing substantially all of our total revenues.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board and Chief Executive Officer. We have not entered into an employment agreement with Mr. Speer. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects.

Note 5. Advances of Future Consulting Fees

We currently have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,070,000. These advances represent payments made to us in excess of consulting fees earned and are unsecured and non-interest bearing. We are currently negotiating a possible new business relationship with the Barona Tribe that could, among other things, result in the release of all liabilities between the two parties, including the advances of future consulting fees.

Note 6. Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper and certificate of deposit instruments with maturities ranging from three weeks to three months. Interest rates earned during the six months ended December 31, 2003 on such investments ranged from .89% to 1.17%, as compared to a range from 1.16% to 1.52% earned during the six months ended December 31, 2002.

Note 7. Net Loss Per Share

At December 31, 2003, options to purchase 5,693,250 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through December 2013. At December 31, 2002, options to purchase 4,795,312 shares of our common stock, at prices ranging from $0.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose.

Note 8. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the six months ended December 31, 2003:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2003	5,693,250	$0.13 -$12.50
Granted	10,000	.20
Exercised	—	—
Cancelled	(10,000)	$4.00

Outstanding, December 31, 2003	5,693,250	$0.13 -$12.50

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 9. Segment Reporting

During the second quarter of fiscal 2003, we changed the way we manage our business and now operate with two business divisions, consulting services and software, which comprise our segments. We do not allocate operating expenses, including general and administrative, sales and marketing and research and development, to our two business divisions. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) before other expense for the three and six months ended December 31, 2003 and 2002 is as follows:

	Consulting Services	Software	Unallocated Operating Expenses	Total
Three months ended December 31, 2003:
Revenues	$1,950,900	$882	—	$1,951,782
Operating profit (loss)	$1,223,103	$(292,116)	$(742,110)	$188,877
Three months ended December 31, 2002:
Revenues	$357,000	$—	—	$357,000
Operating profit (loss)	$750,193	$(176,122)	$(932,041)	$(357,970)

	Consulting Services	Software	Unallocated Operating Expenses	Total
Six months ended December 31, 2003:
Revenues	$3,901,800	$2,698	—	$3,904,498
Operating profit (loss)	$2,570,850	$(527,037)	$(1,624,200)	$419,613
Six months ended December 31, 2002:
Revenues	$2,552,000	$—	—	$2,552,000
Operating loss	$(194,924)	$(285,395)	$(2,042,360)	$(2,522,679)

Note 10. Stock Repurchase/ Long-Term Debt

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders at the closing; (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000; (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance; and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we have closed a firm commitment underwritten public offering of securities of not less than $35,000,000 prior to the contingencies being met). The contingent obligations will be recorded as the additional cost of the repurchase of our common stock, as each contingency or condition is met.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

All payments pursuant to the Stock Purchase Agreement and the notes are due in September of each year and are subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our current financial position, we were not required to make payments under the notes in 2003, 2002 or 2001. This does not constitute a default under the notes. However, pursuant to the terms of the stock purchase agreement and the applicable notes, interest accrued during each of 2003, 2002 and 2001 in the amounts of $1,009,000, $918,000 and $843,000, respectively; such amounts were added to the principal amount of the debt which continues to accrue interest pending certain other events, including the permissibility of us to make payments in the future.

The remaining principal amount of the debt and accrued interest related to this stock repurchase (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2003, 2002 and 2001) was $11,414,000 as of December 31, 2003. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future; therefore all amounts have been classified as “non-current liabilities.” However, if we are successful in restructuring and extending our business relationship with the Barona Tribe or if we generate significant revenue under the Consulting Agreement or from Mariposa or other sources, it is possible that a portion of the long-term debt and related interest due to the note holders will be paid in the future. In such case, we will classify the respective amount as a current liability at the time we believe such amount becomes current.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise and our software division is dedicated to the ongoing product and business development of Mariposa. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2003 (“fiscal 2003”).

Our Consulting Services Division

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

We have not earned any consulting fees pursuant to the formula under the Consulting Agreement since October 2002 and we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of its current term in March 2004. However, during the six months ended December 31, 2003 we earned $3,902,000 in consulting fees (which included six payments of $650,000) in connection with the performance of consulting services for the Barona Tribe. These fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring of our Consulting Agreement.

Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Based on indications from the Barona Tribe, we anticipate that they will continue to make good faith payments of $650,000 to us through the end of the term of the Consulting Agreement in March 2004. We do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of the current term of the Consulting Agreement because of the existing cumulative shortfall and the formula established in the Consulting Agreement is unlikely to result in consulting fees. Accordingly, consistent with our ongoing efforts, we intend to continue to discuss with the Barona Tribe a restructuring of our consulting relationship to take into account these factors. We anticipate that our discussions with the Barona Tribe relating to restructuring our economic relationship will coincide with our discussions relating to extending the term of the Consulting Agreement. At this time, there can be no assurance as to whether we will be successful in negotiating a new consulting agreement with the Barona Tribe with terms which will provide predictable monthly revenues.

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

Our Software Division

During fiscal 2002, we completed a project focused on creating a fully-integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the gaming and hospitality industry. The modules may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and will continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to maintain, support and continue development of Mariposa and/or related software products. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

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

Revenue Recognition-Consulting Services. In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

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

Anticipated Contract Loss. If, at any time through the end of the term of the Consulting Agreement in March 2004, estimated future costs exceed estimated future revenues under the Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as an anticipated contract loss and corresponding liabilities will be established for the current and non-current amounts, which are recorded as accrued consulting costs. Once recorded, the accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount that the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income or loss. The anticipated contract loss and related liabilities were reduced to zero in the fourth quarter of fiscal 2003. As a result of the good faith payments received, no further losses related to the Consulting Agreement were recorded during the six months ended December 31, 2003.

Revenue Recognition-Software Products and Services. We expect to derive a portion of our revenues from licensing Mariposa software applications and the sale of related professional services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services (“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

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

Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 81-1, contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies, and related accounting issues, will be made based on the specific details of each arrangement, which could result in the application of alternative revenue recognition policies in the future.

We have only been in the software business since November 2002, and as of December 31, 2003 we have successfully completed only two full installations of Mariposa. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified. During the three months ended December 31, 2003, we recorded a loss on uncompleted software contracts of $41,000 which is included in the cost of revenues, software products and services.

Billings and costs related to our software contracts are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, software contracts.” If billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, software contracts.” Contracts are segregated for purposes of recording related assets and liabilities.

Services not included in our software contracts are billed on a time and materials or fixed fee basis and revenues related to the additional services are recorded as services are provided.

Support services are provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Results of Operations

Three Months Ended December 31, 2003 Compared with the Three Months Ended December 31, 2002.

Revenues

Revenues for the three months ended December 31, 2003 were $1,952,000, compared to $357,000 during the same period last year. During the three months ended December 31, 2003, we earned $1,951,000 in consulting fees, resulting from three good faith payments from the Barona Tribe, for services provided during the period. During the three months ended December 31, 2002, we earned $357,000 pursuant to the formula in the Consulting Agreement for services provided in October 2002.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2003 were $1,021,000 as compared to ($217,000), during the three months ended December 31, 2002. During the prior year period, the aggregate cost of revenues was negative due to the reduction in the anticipated contract loss in our consulting services division, as described below.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the three months ended December 31, 2003 in the consulting services division was $728,000, compared to $16,000 recorded during the same period in fiscal 2003. During the prior year period, the actual cost of revenues incurred related to the Consulting Agreement were $542,000, however, the cost of revenues were decreased by $542,000, attributable to the anticipated contract loss and related accrued liabilities. The increase in the actual expenses incurred related to the Consulting Agreement was primarily the result of an increase in (a) other direct expenses related to providing services to the Barona Tribe, including, among others, charitable and political contributions, as a result of the wildfires in San Diego in 2003 and the “recall” election, and (b) compensation and other personnel-related expenses. In addition, in the prior year period, we reduced the anticipated contract loss by $409,000 as a result of a change in estimates. In the fourth quarter of fiscal 2003, the remaining anticipated contract loss was reduced to zero and no adjustments to the cost of revenues were recorded during the three and six months ended December 31, 2003 as a result of the anticipated contract loss. For a more detailed discussion of the anticipated contract loss, see “Critical Accounting Policies,” above.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with maintenance and support services for Mariposa, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to Mariposa. The cost of revenues in the software division during the three months ended December 31, 2003 increased 66% to $293,000 from $176,000 during the three months ended December 31, 2002. Expenses during the current year period increased as a result of (a) an increase in maintenance and support services, primarily related to the ongoing enhancements and “bug fixes” of the initial version of Mariposa, and (b) an estimated loss of $41,000 for uncompleted software contracts. The increase was partially offset by a decrease in consulting fees and professional service fees paid to third-parties in connection with our software business.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 12% to $639,000 for the three months ended December 31, 2003, from $729,000 during the same period last year. The decrease was primarily attributable to (a) a decrease in legal fees and professional services, which in the prior year period were significant as a result of the proposed merger transaction and related litigation at that time, and (b) insurance expense. The decrease was partially offset by an increase in compensation and other personnel-related expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended December 31, 2003, increased 85% to $91,000 from $49,000 during the same period last year. The increase was a result of an increase in Mariposa business development efforts, including advertising, attendance at trade shows and costs associated with product demonstrations and travel to potential clients.

Research and Development

Research and development expenses consist primarily of costs of services provided by a third-party software development firm engaged by us in connection with the development of our software products, compensation and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During the three months ended December 31, 2003, research and development expenses decreased 92% to $12,000, from $154,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product development of Mariposa since the completion of the initial applications are primarily being recorded as “maintenance and support” and are included in cost of revenues.

Other Income and Expense

For the three months ended December 31, 2003, interest income decreased to $14,000 compared to $30,000 for the same period last year, as a result of lower average cash balances and lower interest rates on investments. Interest expense increased to $278,000 from $255,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock which is discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

There was no other income recorded during the three months ended December 31, 2003. During the prior year period, other income was $13,000, resulting from gains related to asset sales.

Income Tax Benefit

During the three months ended December 31, 2003 and 2002, the income tax benefit was zero, as a result of our net operating loss carry-forward.

Six Months Ended December 31, 2003 Compared with the Six Months Ended December 31, 2002.

Revenues

Revenues for the six months ended December 31, 2003 were $3,904,000, compared to $2,552,000 during the same period last year. During the six months ended December 31, 2003, we earned $3,902,000 in consulting fees resulting from six good faith payments from the Barona Tribe for services provided during the period. During the six months ended December 31, 2002, we earned (a) $2,047,000 for services provided pursuant to the formula in the Consulting Agreement, (b) a $475,000 good faith payment from the Barona Tribe, and (c) $30,000 from other clients as a result of a one-time payment for financial advisory services.

Cost of Revenues

Cost of revenues decreased 39% to $1,861,000 for the six months ended December 31, 2003 from $3,032,000 during the six months ended December 31, 2002.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the six months ended December 31, 2003 in the consulting services division was $1,331,000, a decrease of 52% compared to $2,747,000 recorded during the same period last year. During the prior year period, the actual cost of revenues incurred related to the Consulting Agreement were $1,160,000, however, the cost of revenues were increased by an aggregate amount of $1,587,000, attributable to the anticipated contract loss, of which $530,000 was recorded as an increase to the anticipated contract loss. The increase in the actual expenses incurred related to the Consulting Agreement was primarily the result of an increase in (a) other direct expenses related to providing services to the Barona Tribe, including, among others, charitable and political contributions, as a result of the wildfires in San Diego in 2003 and the “recall” election, and (b) compensation and other personnel-related expenses. In the fourth quarter of fiscal 2003, the remaining anticipated contract loss was reduced to zero and no adjustments to the cost of revenues were recorded during the six months ended December 31, 2003 as a result of the anticipated contract loss. For a more detailed discussion of the “anticipated contract loss”, see “Critical Accounting Policies,” above.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with maintenance and support services for Mariposa, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to Mariposa. The cost of revenues in the software division during the six months ended December 31, 2003 increased 86% to $530,000 from $285,000 during the six months ended December 31, 2002. Expenses during the current year period increased primarily as a result of increases in (a) maintenance and support services, primarily related to the ongoing enhancements and “bug fixes” of the initial version of Mariposa, and (b) an estimated loss of $41,000 for uncompleted software contracts. The increase was partially offset by a decrease in consulting fees and professional service fees paid to third-parties in connection with our software business.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 17% to $1,269,000 for the six months ended December 31, 2003, from $1,523,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) legal fees and professional services, which in the prior year period were significant as a result of the proposed merger transaction and related litigation at that time, (b) insurance expense, and (c) outside consultant costs. The decrease was partially offset by an increase in compensation and other personnel-related expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses increased 61% to $330,000 during the six months ended December 31, 2003, from $204,000 during the same period last year. The increase was a result of an increase in Mariposa business development efforts, including, advertising, attendance at trade shows and costs associated with product demonstrations and travel to potential clients.

Research and Development

Research and development expenses consist primarily of costs of services provided by a third-party software development firm engaged by us in connection with the development of our software products, compensation and other personnel-related expenses for internal engineering personnel, and equipment and software used in the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During the six months ended December 31, 2003, research and development expenses decreased 92% to $26,000, from $315,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product development of Mariposa since the completion of the initial applications are primarily being recorded as “maintenance and support” and are included in cost of revenues.

Other Income and Expense

For the six months ended December 31, 2003, interest income decreased to $28,000 compared to $61,000 for the same period last year, as a result of lower average cash balances and lower interest rates on investments. Interest expense increased to

$533,000 from $485,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock which is discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

There was no other income recorded during the six months ended December 31, 2003. During the prior year period, other income was $15,000, resulting from gains related to asset sales.

Income Tax Benefit

During the six months ended December 31, 2003 and 2002, the income tax benefit was zero, as a result of our net operating loss carry-forward.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2003 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $7,005,000. During the six months ended December 31, 2003, our cash position increased by $170,000 from the June 30, 2003 balance of $6,835,000. This increase was a result of net cash provided by operating activities of $187,000 partially offset by cash used in investing activities of $17,000.

The cash provided by operating activities of $187,000 resulted primarily from revenue received from the Barona Tribe less cash expenditures during the period. Cash used in investing activities of $17,000 resulted from the purchase of fixed assets.

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. As of December 31, 2003, the outstanding principal amount of debt and accrued interest was $11,414,000. In addition, the principal amount of the notes could increase by an additional $4,856,000 if certain contingencies are met. All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our current stockholder’s deficit balance, estimates of fees under the Consulting Agreement and our current sources of revenues, we do not expect that we will be obligated to make a payment of principal or interest for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” Although our failure to make payments under the notes in such circumstances does not constitute an event of default, the unpaid interest on the notes is added to the outstanding principal which continues to accrue interest. However, if we are successful in restructuring and extending the Consulting Agreement or if we generate significant revenue under the Consulting Agreement beyond our expectations or from Mariposa or other sources, a portion of the long-term debt due to the noteholders could be paid in the future. In such case, we would classify the respective amount as a current liability at that time.

At December 31, 2003, we have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,070,000. These advances are unsecured and non-interest bearing. At the beginning of the management relationship in 1992 with the Barona Tribe, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We invested approximately $2,500,000 into the Barona Casino for additional working capital needs that was accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, $2,500,000 of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. The remaining balance in advances of future consulting fees at December 31, 2003 of $570,000 is due primarily to timing differences between payments to us and consulting revenues earned and recognized since that time. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the ongoing negotiations to restructure our business relationship with the Barona Tribe. We are not certain on how this issue will ultimately be resolved.

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of December 31, 2003, we are not aware of any default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees will still be subject to the Subordination Agreement if we enter into a new business relationship with the Barona Tribe pursuant to terms substantially similar to those currently being discussed.

Based upon the current level of operations, we believe that the cash generated from operations and available cash and cash equivalents will be adequate to meet our operating expenses and to service our debt requirements as they come due for at least the next twelve months. Our consulting agreement with the Barona Tribe expires in March 2004 and our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Although, based upon indications from the Barona Tribe, we expect to receive good faith payments of $650,000 through the end of the current term of the Consulting Agreement in March 2004, we do not anticipate earning fees pursuant to the formula under the Consulting Agreement through the end of the current term of the Consulting Agreement in March 2004. Consistent with our ongoing efforts, we intend to continue to discuss with the Barona Tribe a restructuring and extending of our consulting relationship. Unless or until we enter into a new consulting agreement with the Barona Tribe and our consulting fees and other current sources of revenue become more certain and predictable, there can be no assurance that our business will generate sufficient cash flow from operations to sustain our long-term working capital, capital expenditure and debt service needs.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have incurred losses recently and our future sources of revenues are uncertain.

We incurred net losses of $85,000 during the six months ended December 31, 2003 and $1,430,000 during fiscal 2003. At December 31, 2003, our total liabilities exceeded our assets by $7,340,000. Although we anticipate receiving monthly fee payments from the Barona Tribe of $650,000 through the end of the current term of the Consulting Agreement in March 2004, the Barona Tribe is not obligated to make these payments to us under the terms of the Consulting Agreement; therefore, our revenues remain uncertain as we continue to explore restructuring and extending our business relationship with the Barona Tribe. Additionally, we are uncertain as to the amount and timing of revenues from other sources, including Mariposa as we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering.

We have limited resources to grow our business.

Our cash and cash equivalents were $7,005,000 as of December 31, 2003. The uncertainty and unpredictability of our future revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

In general, gaming revenues are difficult to estimate because of a variety of factors including general economic conditions, competition with other gaming venues for patrons and sporadic high-end play results. For example, the recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California and there has been an increase in the number of Native American casinos operating in the San Diego marketplace. The number of casinos has grown from four to ten since 2000 and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch which could adversely impact our ability to restructure and/or extend our business relationship with the Barona Tribe, or if we are successful in restructuring and/or extending the relationship, the amount of fees earned by us from the Barona Tribe under such extension.

The gaming and hospitality industry is also particularly susceptible to global geopolitical events, such as terrorist attacks, acts of war or other hostilities and natural disasters such as the wildfires in the San Diego area and elsewhere in Southern California in 2003. These extraordinary events also may adversely affect the Barona Valley Ranch and could have an adverse effect on our consulting revenues.

Accordingly, we anticipate that our revenues may continue to be subject to significant fluctuations and uncertainties. Although we anticipate receiving payments from the Barona Tribe of $650,000 a month through the end of the current term of the Consulting Agreement in March 2004, the Barona Tribe is not obligated to make fee payments to us under the terms of the Consulting Agreement. Our revenues remain uncertain for the foreseeable future as we continue to explore restructuring and extending our business relationship with the Barona Tribe.

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

The market for CRM software products is marked by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in client demands and evolving industry standards. If we are unable to market Mariposa on a timely and cost-effective basis, we may not generate revenues from the sale or license of the software. In marketing Mariposa, we may:

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

We have filed four U.S. patent applications, three of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. In addition, we may file additional patent applications in the future. It is possible that these patent applications will not issue as patents and that, even if issued, the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable; that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

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

The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations because of regulatory developments, quarterly variations in our operating results, the market where our common stock trades, announcements of new services or business activities by us or our competitors, general market fluctuations and other events and factors. These factors, coupled with the small public float, have in the past, and could in the future, result in wide fluctuations in the market-trading price. Our common stock currently trades on the Over-The-Counter (“OTC”) Bulletin Board. This generally is considered to be a less efficient trading market and our stock price as well as liquidity in our common stock may be adversely affected. Low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

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

The Annual Meeting of Stockholders of Venture Catalyst Incorporated was held on December 5, 2003 for the purpose of (a) electing five directors to the Board of Directors, and (b) voting on a proposal to approve an Option Exchange Program pursuant to which our officers, directors and employees who hold options issued under our 1995 Stock Option Plan, as amended, may elect to surrender such options for cancellation in exchange for new options to purchase a lesser number of shares of common stock that will be granted at least six months and one day from the date of cancellation of the surrendered options with an exercise price per share equal to the average of the closing bid and ask prices of our common stock on the OTC Bulletin Board on the date of grant.

John Farrington, Jana McKeag, Greg Shay, Cornelius E. (“Neil”) Smyth, and L. Donald Speer, II each was elected to serve as a director of VCAT for a one-year term expiring at the 2004 Annual Meeting of Stockholders. The tabulation of the votes cast for the election of directors was as follows:

Nominee	Votes For	Votes Withheld
John Farrington	5,755,678	159,418
Jana McKeag	5,773,563	141,533
Greg Shay	5,775,083	140,013
Cornelius E. (“Neil”) Smyth	5,756,153	158,943
L. Donald Speer, II	5,772,598	142,498

The proposal to approve the Option Exchange Program was approved. The tabulation of votes was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,004,978	210,566	123,213	2,576,339

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the three months ended December 31, 2003, we filed one Current Report on Form 8-K dated, and filed with the Commission, on November 12, 2003, reporting our operating results for the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: February 13, 2004	By:	/s/ L. DONALD SPEER, II

L. Donald Speer, II Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: February 13, 2004	By:	/s/ KEVIN MCINTOSH

Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.