Form 10QSB
period 2004-03-31
VENTURE CATALYST INC
filed 2004-05-14
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark	One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 30, 2004, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (unaudited)	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,151,571	$6,835,190
Consulting fee receivables-Barona Tribe	1,125,300	650,300
Prepaid expenses and other current assets	282,152	195,867
Accounts receivable, net	55,996	32,954

Total current assets	8,615,019	7,714,311

Non-Current Assets:
Property, plant and equipment, net	126,582	150,197
Deposits and other assets	8,321	8,321
Capitalized software, net	—	95,469

Total non-current assets	134,903	253,987

Total assets	$8,749,922	$7,968,298

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances of future consulting fees-Barona Tribe	$3,714,231	$3,714,231
Accounts payable and accrued expenses	531,737	557,850
Billings in excess of costs, software contracts	220,029	71,140
Estimated loss, uncompleted software contracts	148,000	—
Deferred revenue, software support contracts	50,000	—

Total current liabilities	4,663,997	4,343,221
Long-term debt	11,691,877	10,881,330

Total liabilities	16,355,874	15,224,551

Commitments and Contingencies	—	—
Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	11,947,236	11,946,978
Deferred compensation	(220)	(1,680)
Retained deficit	(19,560,175)	(19,208,758)

Total shareholders’ deficit	(7,605,952)	(7,256,253)

Total liabilities and shareholders’ deficit	$8,749,922	$7,968,298

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2004	2003
Revenues:
Consulting services	$1,775,600	$950,000
Software products and related services	251,824	—

Total revenues	2,027,424	950,000

Cost of revenues:
Consulting services	704,088	637,580
Anticipated contract loss	—	(562,136)
Software products and related services	643,743	94,320

Total cost of revenues	1,347,831	169,764

Gross profit	679,593	780,236

Operating expenses:
General and administrative	539,643	859,398
Sales and marketing	128,426	84,483
Research and development	13,477	93,980

Total operating expenses	681,546	1,037,861

Operating loss	(1,953)	(257,625)

Other income (expense):
Interest income	13,947	17,012
Interest expense	(277,586)	(252,351)
Other	(523)	8,000

Other expense, net	(264,162)	(227,339)

Net loss	(266,115)	(484,964)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.04)	$(.07)

Weighted average common shares outstanding - basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended March 31,
	2004	2003
Revenues:
Consulting services	$5,677,400	$3,502,000
Software products and related services	254,522	—

Total revenues	5,931,922	3,502,000
Cost of revenues:
Consulting services	2,035,037	2,292,497
Anticipated contract loss	—	529,873
Software products and related services	1,173,478	379,714

Total cost of revenues	3,208,515	3,202,084

Gross profit	2,723,407	299,916

Operating expenses:
General and administrative	1,808,551	2,382,116
Sales and marketing	457,988	288,946
Research and development	39,207	409,159

Total operating expenses	2,305,746	3,080,221

Operating profit (loss)	417,661	(2,780,305)

Other income (expense):
Interest income	41,991	77,541
Interest expense	(810,547)	(736,861)
Other	(523)	23,300

Other expense, net	(769,079)	(636,020)

Net loss	(351,418)	(3,416,325)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.05)	$(.47)

Weighted average common shares outstanding - basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2004	2003
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(351,418)	$(3,416,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,792	174,421
Amortization of stock-based compensation	1,718	741
Gain (loss) on disposal of assets, net	523	(7,300)
Anticipated contract loss	—	529,873
Cost of revenues related to the 1996 Consulting Agreement	—	697,342
Interest expense, long-term debt	810,547	736,861
Changes in operating assets and liabilities	(263,552)	(1,003,912)

Net cash provided by (used in) operating activities	357,610	(2,288,299)

Cash flows (used in) provided by investing activities:
Release of restricted cash	—	133,000
Purchase of furniture and equipment	(41,229)	(53,117)

Net cash (used in) provided by investing activities	(41,229)	79,883

Net increase (decrease) in cash	316,381	(2,208,416)
Cash at beginning of period	6,835,190	8,908,095

Cash at end of period	$7,151,571	$6,699,679

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$—

Income taxes paid	$913	$5,996

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 1. Basis of Presentation and Description of Business

Basis of Presentation

The accompanying unaudited financial statements for Venture Catalyst Incorporated have been prepared by us in conformity with generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations.

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

Description of Business

VCAT is a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), a destination resort that was completed in December 2002. The Barona Valley Ranch consists of the Barona Casino, a 397-room hotel, an 18-hole championship golf course, convention space and an events center. The Barona Valley Ranch is located in Lakeside, California, near San Diego. We have provided services to the Barona Tribe since 1991. From April 1996 through March 31, 2004, we provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement” or the “Consulting Agreement”). The Consulting Agreement expired on March 31, 2004. Commencing on April 1, 2004, we have been voluntarily providing consulting services to the Barona Tribe at the same level as we provided under the Consulting Agreement without a contract with the good faith belief that we will reach a mutually acceptable agreement with the Barona Tribe. We are currently in discussions with the Barona Tribe with respect to a new agreement whose effective date would be April 1, 2004. Although we are optimistic that the Barona Tribe and VCAT will reach a mutually acceptable consulting agreement, there can be no assurances that such an agreement will be executed or that we will be paid for services rendered during the time that no consulting agreement is in place.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Consulting Services. Revenue from the Barona Tribe was recorded as earned under the terms of the 1996 Consulting Agreement. Under the Consulting Agreement, subject to the limitations discussed below, the Barona Tribe had the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consisted of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” was determined through a series of calculations. First, a gross consulting fee for the month was calculated in accordance with the formula set forth in the Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the agreement, exceeded a fixed base amount.

Next, our consulting fee was determined. The consulting fee was the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month was limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net operating income of the Barona Valley Ranch after the Tribal Draw was made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income was allocated first to the Tribal Draw and our gross consulting fee was reduced accordingly. The amount by which our gross consulting fee was reduced became a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeded the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which was a 12 month period from April to March. If the deferred fees were not made up within the contract year, they were lost permanently.

Since our monthly consulting fee could not be less than zero, if in a given month the net operating income of the Barona Valley Ranch was less than the amount of the Tribal Draw, the gross consulting fee would be adjusted downward, our consulting fee for that month would be zero and a shortfall with respect to the Tribal Draw would be created. Once a Tribal Draw shortfall had been created, the net operating income of the Barona Valley Ranch for a given month was allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to our consulting fees. If the net operating income from the Barona Valley Ranch was less than the sum of the Tribal Draw for the current month and a Tribal draw shortfall existed from prior months, the balance of the Tribal Draw shortfall was increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall was carried forward indefinitely until it was eliminated in subsequent months where the net operating income was sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall existed, our consulting fees were zero.

We did not earn any consulting fees pursuant to the formula under the Consulting Agreement from October 2002 through March 31, 2004, the end of its current term. However, during the three and nine months ended March 31, 2004 we earned $1,776,000 and $5,677,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring and extension of our Consulting Agreement. Revenue with respect to these good faith payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period.

Software Products and Related Services. We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation, training (collectively, “professional services”) and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9. If the arrangement between us and the purchaser does not require significant production, modification or customization of software, we will generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2:

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

and related accounting issues is made based on the specific details for each license arrangement, which could result in the application of alternative revenue recognition policies for individual arrangements.

We have been in the software business since November 2002 and, as of March 31, 2004, we have successfully completed two full installations of Mariposa. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation for software contracts and maintenance and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services.

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

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$(266,115)	$(484,964)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	$(46,500)	(62,462)

Pro forma	$(312,615)	$(547,426)

Net loss per share:
As reported	$(.04)	$(.07)
Pro forma	$(.04)	$(.08)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

	Nine months ended March 31,
	2004	2003
Net loss:
As reported	$(351,418)	$(3,416,325)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(200,188)	(357,319)

Pro forma	$(551,606)	$(3,773,644)

Net loss per share:
As reported	$(.05)	$(.47)
Pro forma	$(.08)	$(.52)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The following table shows the weighted average assumptions for stock options:

	Three months ended March 31,
	2004	2003
Risk-free interest rate	3.3%	2.8%
Expected life (in years)	5	7
Expected volatility	2.6	2.3

	Nine months ended March 31,
	2004	2003
Risk-free interest rate	3.0%	2.9%
Expected life (in years)	5	7
Expected volatility	2.6	2.3

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

useful life of the product. We periodically review capitalized software costs for impairment where the estimated fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We are amortizing the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $32,000 during the three months ended March 31, 2004 and 2003 and $96,000 during the nine months ended March 31, 2004 and 2003. All capitalized software development costs have been fully amortized as of March 31, 2004.

Note 3. Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. Through March 31, 2004, we performed services to the Barona Tribe pursuant to the Consulting Agreement. See Note 1 – Basis of Presentation and Description of Business - Description of Business.

Under the Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a complex series of calculations that take into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months. For a detailed explanation of the consulting fee calculation, see Note 2, Summary of Significant Accounting Policies - Revenue Recognition.

During the three and nine months ended March 31, 2004 we earned $1,776,000 and $5,677,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring or extension of the Consulting Agreement. Although we have been receiving good faith payments from the Barona Tribe, we did not earn any consulting fees pursuant to the Consulting Agreement from October 2002 through March 31, 2004.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 4. Business Concentration and Dependence on Key Personnel

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although, we currently do not have an agreement to provide consulting services with the Barona Tribe and can give no assurances that we will enter into a new agreement, we continue to expect that the majority of our revenues for the foreseeable future will be generated from providing services to the Barona Tribe. We also expect to continue to generate revenues from our software products and related services. During the three months ended March 31, 2004 and 2003, revenues from the Barona Tribe were $1,776,000 and $950,000, representing 88% and 100% of our total revenues, respectively. During the nine months ended March 31, 2004 and 2003, revenues from the Barona Tribe were $5,677,000 and $3,502,000, representing 96% and 100% of our total revenues, respectively.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board and Chief Executive Officer. We have not entered into an employment agreement with Mr. Speer. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects.

Note 5. Advances of Future Consulting Fees

At March 31, 2004, we have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,714,000. These advances are unsecured and non-interest bearing and result primarily from transactions which took place at the beginning of the management relationship with the Barona Tribe starting in 1992. At that time, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We were making investments into the Barona Casino for additional working capital and the investments were accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, a portion of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the discussions to extend our business relationship with the Barona Tribe. We are not certain how this issue will ultimately be resolved.

Note 6. Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper and certificate of deposit instruments with maturities ranging from three weeks to three months. Interest rates earned during the nine months ended March 31, 2004 on such investments ranged from .89% to 1.17%, as compared to a range from 1.07% to 1.52% earned during the nine months ended March 31, 2003.

Note 7. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the nine months ended March 31, 2004:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2003	5,693,250	$0.13 -$12.50
Granted	10,000	.20
Exercised	—	—
Cancelled	(10,000)	$4.00

Outstanding, March 31, 2004	5,693,250	$0.13 -$12.50

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 8. Net Loss Per Share

At March 31, 2004, options to purchase 5,693,250 shares of our common stock, at prices ranging from $.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through December 2013. At March 31, 2003, options to purchase 4,963,250 shares of our common stock, at prices ranging from $.13 to $12.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose.

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

We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) before other expense for the three and nine months ended March 31, 2004 and 2003 is as follows:

	Consulting Services	Software	Unallocated Operating Expenses	Total
Three months ended March 31, 2004:
Revenues	$1,775,600	$251,824	—	$2,027,424
Operating profit (loss)	$1,071,512	$(391,919)	$(681,546)	$(1,953)
Three months ended March 31, 2003:
Revenues	$950,000	$—	—	$950,000
Operating profit (loss)	$874,556	$(94,320)	$(1,037,861)	$(257,625)

	Consulting Services	Software	Unallocated Operating Expenses	Total
Nine months ended March 31, 2004:
Revenues	$5,677,400	$254,522	—	$5,931,922
Operating profit (loss)	$3,642,363	$(918,956)	$(2,305,746)	$417,661
Nine months ended March 31, 2003:
Revenues	$3,502,000	$—	—	$3,502,000
Operating profit (loss)	$679,630	$(379,714)	$(3,080,221)	$(2,780,305)

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

The remaining principal amount of the debt and accrued interest related to this stock repurchase (including the accrued interest that was added to principal as a result of VCAT not making the scheduled payments in September 2003, 2002 and 2001) was $11,692,000 as of March 31, 2004. Based upon our current financial position and our current sources of revenue, we do not expect that such payments will be required for the foreseeable future; therefore all amounts have been classified as “non-current liabilities.” However, if we generate significant revenue from a new business relationship with the Barona Tribe or from Mariposa or other sources, a portion of the long-term debt due to the note holders could be paid in the future. In such case, we would classify the respective amount as a current liability at that time.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. Our software division is dedicated to the ongoing product and business development of Mariposa. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This Report should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2003 (“fiscal 2003”).

Our Consulting Services Division

We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”). Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

We have provided services to the Barona Tribe since 1991. From April 1996 through March 31, 2004, we provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement” or the “Consulting Agreement”). The Consulting Agreement expired on March 31, 2004. Commencing on April 1, 2004, we have been voluntarily providing consulting services to the Barona Tribe at the same level as we provided under the Consulting Agreement without a contract with the good faith belief that we will reach a mutually acceptable agreement with the Barona Tribe. We are currently in discussions with the Barona Tribe with respect to a new agreement whose effective date would be April 1, 2004. Although we are optimistic that the Barona Tribe and VCAT will reach a mutually acceptable consulting agreement, there can be no assurance that such an agreement will be executed or that we will be paid for services rendered during the time that no consulting agreement is in place.

Under the Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

Under the Consulting Agreement, the Barona Tribe had the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consisted of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch. The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” was determined through a series of calculations. First, a gross consulting fee for the month was calculated in accordance with the formula set forth in the Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the agreement, exceeds a fixed base amount. Next, our consulting fee was determined. The consulting fee was the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the Consulting Agreement, our consulting fee for a given month was limited to the lesser of the gross consulting fee calculated in accordance with the formula described above or the net operating income of the Barona Valley Ranch after the Tribal Draw was made. To the extent the net operating income of the Barona Valley Ranch was insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income was allocated first to the Tribal Draw and our gross consulting fee was reduced accordingly. The amount by which our gross consulting fee was reduced becomes a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeded the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which is a 12 month period from April to March. If the deferred fees were not made up within the contract year, they were lost permanently.

Since our monthly consulting fee could not be less than zero, if in a given month the net operating income of the Barona Valley Ranch was less than the amount of the Tribal Draw, the gross consulting fee would be adjusted downward, our consulting fee for that month would be zero and a shortfall with respect to the Tribal Draw would be created. Once a Tribal Draw shortfall had been created, the net operating income of the Barona Valley Ranch for a given month was allocated as follows: first to pay the Tribal Draw for the current month; next to eliminate the Tribal Draw shortfall from prior months; and, finally, to our consulting fees. If the net operating income from the Barona Valley Ranch was less than the sum of the Tribal Draw for the current month and a Tribal draw shortfall existed from prior months, the balance of the Tribal Draw shortfall was increased to the extent the net operating income was less than the Tribal Draw for the month and the Tribal Draw shortfall was carried forward indefinitely until it was eliminated in subsequent months where the net operating income was sufficient to cover the current Tribal Draw plus any accumulated Tribal Draw shortfall. Accordingly, in any month where a Tribal Draw shortfall exists, our consulting fee was zero.

We did not earn any consulting fees pursuant to the formula under the Consulting Agreement from October 2002 through March 31, 2004, the end of its current term. However, during the nine months ended March 31, 2004 we earned $5,677,000 in consulting fees (which included nine good faith payments, eight of $650,000 and one of $475,000) in connection with the performance of consulting services for the Barona Tribe. These fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the ongoing negotiations relating to the restructuring and extension of our Consulting Agreement.

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

Our Software Division

During fiscal 2002, we completed development of fully-integrated customer relationship management (“CRM”) and marketing software product for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the gaming and hospitality industry. The modules may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and will continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to install, support and continue development of Mariposa and/or related software products. This will involve material additions to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

As of April 30, 2004, we have three uncompleted software contracts that we have entered into that, if completed, will result in additional aggregate revenues of $1,055,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. During the three months ended March 31, 2004, we recorded a loss of $148,000 related to one of the three uncompleted contracts. Although we expect to incur significance costs to complete the other two contracts, the amount of costs cannot be estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under the two contracts.

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

Revenue Recognition-Consulting Services. In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Revenue relating to the above-referenced good faith payments is recognized when the services with respect to which the payments were made were rendered, provided that we have received indications from the Barona Tribe that they intend to make a good faith payment for that period.

Anticipated Contract Loss. If, at any time through the end of the term of the Consulting Agreement, estimated future costs exceed estimated future revenues under the Consulting Agreement we will record a loss related to the Consulting Agreement for the amount the estimated expenses exceed the estimated revenues. The loss will be recorded as an anticipated contract loss and corresponding liabilities will be established for the current and non-current amounts, which are recorded as accrued consulting costs. Once recorded, the accrued consulting costs will fluctuate throughout the term of the Consulting Agreement as a result of the timing of revenues earned and costs incurred. The accrued consulting costs will increase in any period when anticipated revenues are earned that are in excess of actual costs incurred, by the amount that the anticipated revenues earned exceed the costs incurred, and a corresponding increase in cost of revenues will be recorded in order to reflect no income earned from the Consulting Agreement. Alternatively, when actual costs incurred exceed revenues earned in any period, the accrued consulting costs and cost of revenues will be reduced by the amount the costs incurred exceed the revenues such that the Consulting Agreement will have no impact on our income or loss. The anticipated contract loss and related liabilities were reduced to zero in the fourth quarter of fiscal 2003. As a result of the good faith payments received, no further losses related to the Consulting Agreement were recorded during the nine months ended March 31, 2004.

Revenue Recognition-Software Products and Related Services. We expect to derive a portion of our revenues from licensing Mariposa software applications and the sale of related professional services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services (“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

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

We have only been in the software business since November 2002, and as of March 31, 2004 we have successfully completed only two full installations of Mariposa. Mariposa is a complex enterprise level software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, we are using the completed contract method and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

Results of Operations

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003.

Revenues

Revenues for the three months ended March 31, 2004 were $2,027,000, compared to $950,000 during the same period last year.

During the three months ended March 31, 2004, we earned $1,776,000 in consulting fees, resulting from three good faith payments from the Barona Tribe for services provided during the period. During the three months ended March 31, 2003, we earned $950,000 in consulting fees, resulting from two good faith payments from the Barona Tribe for services provided during the period.

During the three months ended March 31, 2004, we earned $252,000 in revenues on completed contracts from our software products and related services compared to zero earned in the prior year period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2004 were $1,348,000, compared to $170,000 during the three months ended March 31, 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs, related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the three months ended March 31, 2004 in the consulting services division were $704,000, compared to $76,000 recorded during the same period in last year. During the prior year period, the actual cost of revenues incurred in the consulting services division were $638,000; however, the cost of revenues were decreased by $562,000 because the costs approximated previously accrued estimates and were recorded as part of the anticipated contract loss related to the Consulting Agreement. For a more detailed discussion of the “anticipated contract loss”, see “Critical Accounting Policies,” above. The increase in the actual expenses incurred in the consulting services to $704,000 from $638,000 division was primarily the result of an increase in (a) client relations expenses of $23,000 (b) compensation and other personnel-related expenses of $22,000 and (c) travel and lodging and other direct expenses of $21,000 incurred in connection with providing services to the Barona Tribe.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the three months ended March 31, 2004 increased 583% to $644,000 from $94,000 during the three months ended March 31, 2003.

Expenses during the current year period increased as a result of (a) installation expenses of $250,000 recorded in connection with software contracts; (b) estimated losses of $159,000 for uncompleted software contracts; and (c) an increase of $149,000 for maintenance and support services, primarily related to the ongoing enhancements and “bug fixes” of the initial applications of Mariposa.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 37% to $540,000 for the three months ended March 31, 2004, from $859,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) legal fees and professional services of $178,000; (b) insurance expense of $84,000; and (c) compensation and other personnel-related expenses of $81,000, including director fees. In the prior year period these expenses were significantly higher, primarily as a result of the proposed merger transaction and related litigation at that time.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended March 31, 2004, increased 52% to $128,000 from $84,000 during the same period last year. The increase was primarily a result of an increase in compensation and other personnel-related expenses related to Mariposa business development efforts.

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

During the three months ended March 31, 2004, research and development expenses decreased 86% to $13,000, from $94,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product enhancements and “bug fixes” of Mariposa since the completion of the initial applications are being recorded as “maintenance and support” and are included in cost of revenues.

Other Income and Expense

For the three months ended March 31, 2004, interest income decreased to $14,000 compared to $17,000 for the same period last year, as a result of lower interest rates on investments. Interest expense increased to $278,000 from $252,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock which is discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

There was $500 of other losses recorded during the three months ended March 31, 2004 resulting from asset impairments. During the prior year period, we recorded other income of $8,000, resulting from gains related to asset sales.

Income Tax Benefit

During the three months ended March 31, 2004 and 2003, the income tax benefit was zero, as a result of our net operating loss carry-forward.

Nine Months Ended March 31, 2004 Compared with the Nine Months Ended March 31, 2003.

Revenues

Revenues for the nine months ended March 31, 2004 were $5,932,000, compared to $3,502,000 during the same period last year.

During the nine months ended March 31, 2004, we earned $5,677,000 in consulting fees resulting from nine good faith payments from the Barona Tribe for services provided during the period. During the nine months ended March 31, 2003, we earned (a) $2,047,000 for services provided pursuant to the formula in the Consulting Agreement; (b) $1,425,000 in good faith payments from the Barona Tribe; and (c) $30,000 from other clients as a result of a one-time payment for financial advisory services.

During the nine months ended March 31, 2004, we earned $255,000 in revenues on completed software contracts from our software products and related services compared to zero earned in the prior year period.

Cost of Revenues

Cost of revenues increased slightly to $3,209,000 for the nine months ended March 31, 2004 from $3,202,000 during the nine months ended March 31, 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the nine months ended March 31, 2004 in the consulting services division were $2,035,000, compared to $2,822,000 recorded during the same period last year. During the prior year period, the actual cost of revenues in the consulting services division of $1,797,000 were increased by an aggregate amount of $1,025,000, attributable to the anticipated contract loss related to the Consulting Agreement, of which $530,000 was recorded as an increase to the anticipated contract loss. For a more detailed discussion of the “anticipated contract loss”, see “Critical Accounting Policies,” above. The increase in the actual expenses from $1,797,000 to $2,035,000 incurred in the consulting services division was primarily the result of an increase in other direct expenses related to providing services to the Barona Tribe, including, among others, (a) client relations expenses of $78,000; (b) charitable and political contributions of $46,000; (c) professional services of $44,000; (d) business meals and entertainment of $42,000 and; (e) travel and lodging of $33,000.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the nine months ended March 31, 2004 increased 209% to $1,173,000 from $380,000 during the nine months ended March 31, 2003. Expenses during the current year period increased primarily as a result of increases in (a) installation expenses of $250,000 recorded in connection with software contracts, (b) estimated losses of $200,000 for software contracts; and (c) an increase in maintenance and support services of $433,000, primarily related to the ongoing enhancements and “bug fixes” of the initial applications of Mariposa. The increase was partially offset by a decrease in (a) professional services of $68,000 and (b) compensation and other personnel related expenses of $22,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses decreased 24% to $1,809,000 for the nine months ended March 31, 2004, from $2,382,000 during the same period last year. The decrease was primarily attributable to a decrease in (a) legal fees and other professional services of $604,000; (b) insurance expense of $195,000; and (c) outside director costs of $78,000. In the prior year period these expenses were significantly higher as a result of the proposed merger transaction and related litigation at that time. The decrease was partially offset by an increase in (a) compensation and other personnel-related expenses of $226,000, (b) rent expense of $35,000 and (c) travel and lodging expense of $27,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses increased 59% to $458,000 during the nine months ended March 31, 2004, from $289,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $137,000, (b) costs incurred of $82,000 in connection with attendance at trade shows and (c) other direct costs associated with our ongoing Mariposa business development of $43,000. The increase was partially offset by a decrease in advertising and marketing costs of $93,000.

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

During the nine months ended March 31, 2004, research and development expenses decreased 90% to $39,000, from $409,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product enhancement and “bug fixes” of Mariposa since the completion of the initial applications are primarily being recorded as “maintenance and support” and are included in cost of revenues.

Other Income and Expense

For the nine months ended March 31, 2004, interest income decreased to $42,000 compared to $78,000 for the same period last year, as a result of lower interest rates on investments. Interest expense increased to $811,000 from $737,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock which is discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

There was $500 of other losses recorded during the nine months ended March 31, 2004 resulting from asset impairments. During the prior year period, we recorded other income of $23,000, resulting from gains related to asset sales.

Income Tax Benefit

During the nine months ended March 31, 2004 and 2003, the income tax benefit was zero, as a result of our net operating loss carry-forward.

Liquidity and Capital Resources

Our principal sources of liquidity at March 31, 2004 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $7,152,000. During the nine months ended March 31, 2004, our cash position increased by $317,000 from the June 30, 2003 balance of $6,835,000. This increase was a result of net cash provided by operating activities of $358,000 partially offset by cash used in investing activities of $41,000.

The cash provided by operating activities of $358,000 resulted primarily from revenue received from the Barona Tribe and payments from clients for license and service fees pursuant to software contracts less cash expenditures during the period. Cash used in investing activities of $41,000 resulted from the purchase of fixed assets.

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two of our shareholders (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. As of March 31, 2004, the outstanding principal amount of debt and accrued interest was $11,692,000. In addition, the principal amount of the notes could increase by an additional $4,856,000 if certain contingencies are met. All payments pursuant to the Stock Purchase Agreement and the notes are subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our current stockholder’s deficit balance and our current sources of revenues, we do not expect that we will be obligated to make a payment of principal or interest for the foreseeable future; accordingly, all amounts have been classified as “non-current liabilities.” Although our failure to make payments under the notes in such circumstances does not constitute an event of default, the unpaid interest on the notes is added to the outstanding principal which continues to accrue interest. However, if we generate significant revenue from a new business relationship with the Barona Tribe or from Mariposa or other sources, a portion of the long-term debt due to the note holders could be paid in the future. In such case, we would classify the respective amount as a current liability at that time.

At March 31, 2004, we have an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,714,000. These advances are unsecured and non-interest bearing and result primarily from transactions which took place at the beginning of the management relationship with the Barona Tribe starting in 1992. At that time, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We were making investments into the Barona Casino for additional working capital and the investments were accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, a portion of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. Forgiveness of this liability is one of the issues under consideration by us and the Barona Tribe in connection with the discussions to extend our business relationship with the Barona Tribe. We are not certain how this issue will ultimately be resolved.

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of March 31, 2004, we are not aware of any default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees will be subject to the Subordination Agreement whether we enter into a new business relationship with the Barona Tribe or whether we continue to elect to perform consulting services without a contract.

Our consulting agreement with the Barona Tribe expired on March 31, 2004. The consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. As noted above, we are currently providing consulting services to the Barona Tribe without a contract with the good faith belief that we will reach a mutually acceptable agreement with the Barona Tribe. We are currently in discussions with the Barona Tribe with respect to a new agreement whose effective date would be April 1, 2004. Although we are optimistic that the Barona Tribe and VCAT will reach a mutually acceptable consulting agreement, there can be no assurance that such an agreement will be executed or that we will be paid for services rendered during the time that no consulting agreement is in place. To the extent that we continue to perform services without adequate payment to cover our expenses, we will likely be forced to utilize our cash and cash equivalents to fund on-going operations. Over time, our liquidity may be adversely affected.

Consistent with our ongoing efforts, we intend to continue to discuss with the Barona Tribe a new consulting agreement. Unless or until we enter into a new consulting agreement with the Barona Tribe and our consulting fees and other current sources of revenue become more certain and predictable, there can be no assurance that our business will generate sufficient cash flow from operations to sustain our long-term working capital, capital expenditure and debt service needs.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have incurred losses recently and our future sources of revenues are uncertain.

We incurred net losses of $351,000 during the nine months ended March 31, 2004 and $1,430,000 during fiscal 2003. At March 31, 2004, our total liabilities exceeded our assets by $7,606,000. At this time, there can be no assurance as to whether we will be successful in negotiating a new consulting agreement with the Barona Tribe which will provide predictable monthly revenues. Accordingly, our principal source of historical revenues remains uncertain. Additionally, we are uncertain as to the amount and timing of revenues from other sources, including Mariposa as we evaluate the extent of the acceptance of Mariposa in the marketplace and we evaluate the demand in the marketplace for other gaming related consulting services which we are currently offering.

We have limited resources to sustain and grow our business.

Our cash and cash equivalents were $7,152,000 as of March 31, 2004. The uncertainty and unpredictability of our future revenue may reduce our ability to pursue or exploit additional business opportunities. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently dependent upon one client, the Barona Tribe.

We have historically derived substantially all of our revenue from providing consulting services to the Barona Tribe. The Consulting Agreement expired in March 2004. Although we are currently continuing to voluntarily provide consulting services to the Barona Tribe with the good faith belief that we will reach a mutually acceptable agreement with the Barona Tribe, the Barona Tribe has not yet indicated that they will continue to make good faith payments to us for such services or that they will enter into a new agreement with us. Accordingly, we cannot give any assurances that we will be paid for the services that we voluntarily perform or that we will be successful in reaching an agreement with the Barona Tribe to perform on-going consulting services. Loss of the

Barona Tribe as a client, or a material reduction in the fees we earn from the Barona Tribe, would have a material adverse effect on our business and may result in our inability to continue to operate the business.

We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting services.

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us whether we enter into a new business relationship with the Barona Tribe or whether we continue to elect to perform consulting services without a contract. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

Approval of the Consulting Agreement by appropriate regulatory authorities is still pending.

Appropriate regulatory authorities have not yet approved the Consulting Agreement. If the Consulting Agreement, or, if applicable, any new agreement is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

Our application for a determination of suitability by appropriate regulatory authorities is still pending.

In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). If the CGCC determines that we would not qualify for a gambling license under state law, the Barona Tribe would be required to terminate our business relationship. There can be no assurance that the CGCC will approve our application for a suitability determination, and failure to receive such approval may have a material adverse effect on our business and financial condition.

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

The market for CRM software products is marked by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in client demands and evolving industry standards. If we are unable to market Mariposa on a timely and cost-effective basis, we may not generate significant revenues from the sale or license of the software. In marketing Mariposa, we may:

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

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all government licenses, registrations, findings of suitability, permits and approvals necessary; however, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be granted. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

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

PART II—OTHER INFORMATION

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

(b) Reports on Form 8-K.

During the three months ended March 31, 2004, we filed one Current Report on Form 8-K dated, and filed with the Commission, on February 12, 2004, reporting our operating results for the three and six months ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: May 14, 2004	By:	/s/ L. DONALD SPEER, II
L. Donald Speer, II
Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: May 14, 2004	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.