Form 10KSB
period 2004-06-30
VENTURE CATALYST INC
filed 2004-09-22
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

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

Common Stock, $.001 Par Value Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $7,669,746.

As of August 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $1,776,806. For purposes of this calculation, we have included shares of voting stock held by all shareholders other than officers, directors and beneficial owners of 10% or more of voting stock.

At August 31, 2004, there were 7,206,598 shares outstanding of the issuer’s common stock, $.001 par value per share, the only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 2004 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year Ended June 30, 2004

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 6—Management’s Discussion and Analysis or Plan of Operation, specifically under the caption “Factors That May Affect Future Results” herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1.    Description of Business

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated.

Our Consulting Services Division

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

Our Software Division

During the fiscal year ended June 30, 2002 (“fiscal 2002”), we completed the development of a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for the gaming and hospitality industry which is known as “Mariposa.” In September 2002, Mariposa was formally launched to the public at the Global Gaming Expo 2002 held in Las Vegas, Nevada. Mariposa consists of a suite of applications that operate in conjunction with existing player tracking and other data systems. The various Mariposa modules provide data warehousing, data mining and modeling, On-line Analytical Processing (“OLAP”), campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

VCAT is a Utah corporation formerly known as Inland Entertainment Corporation and Inland Casino Corporation, and is a successor to a Delaware corporation organized in June 1994, also known as Inland Casino Corporation (“ICC II”), which was formed to consolidate various gaming-related entities then owned by the shareholders of ICC II. Effective May 22, 1995, ICC II was merged into Twin Creek Exploration Co., Inc., a Utah corporation and a public reporting company (“Twin Creek”), which was incorporated in March 1980. Immediately prior to such merger, substantially all of Twin Creek’s assets were distributed to its shareholders. Upon completion of the merger, Twin Creek’s name was changed to Inland Casino Corporation. In December 1997, we changed our name from Inland Casino Corporation to Inland Entertainment Corporation and in December 1999, we changed our name from Inland Entertainment Corporation to VCAT.

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

We have made, and may continue to make, investments in personnel and resources to further our efforts to grow our business within the gaming and hospitality industry which may involve material increases to our expenses and additional capital. We plan to grow and diversify our business through marketing our software products and related services to gaming and hospitality clients, seeking consulting relationships with additional gaming clients and being receptive to acquisitions, joint ventures or other growth opportunities.

Relationship with the Barona Tribe

We have provided our services to Native American tribes, including the Barona Tribe since 1991. Our relationship with the Barona Tribe has evolved from operating and maintaining gaming operations on behalf of the Barona Tribe pursuant to a gaming management agreement, to our current relationship as a consultant to the Barona Tribe. From 1991 to December 2002, we provided services to the Barona Tribe in connection with the operation of the Barona Casino. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch, which opened in December 2002. The Barona Valley Ranch includes a new casino, a 397-room resort hotel, an 18-hole championship golf course, convention space and an events center.

The Barona Tribe is currently our only client in our consulting services division. Despite our marketing efforts, since fiscal 2000, we have been unable to obtain additional Native American or other gaming clients, and there can be no assurance that we will be able to do so in the future.

We have provided services to the Barona Tribe since 1991. From April 1996 through March 31, 2004, we provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 (“Modification No. 1”) on February 17, 1998 ( as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004.

Under the 1996 Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement. Modification No. 2 was effective April 1, 2004. Under Modification No. 2, we will be paid a flat monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated to the terms of the current intercreditor and subordination agreement (the “Subordination Agreement”) relating to the Barona Tribe’s loan agreement with Wells Fargo Bank, N.A., which was used to develop the Barona Valley Ranch. The term of Modification No. 2 is five years, with the Barona Tribe having the right to negotiate an additional five year extension.

In connection with Modification No. 2, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” Modification No. 2 also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below. Unless otherwise referenced herein, the 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.”

We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement from October 2002 through March 31, 2004, the end of its term. However, during fiscal 2004 we earned $7,402,000 in consulting fees which consisted of (a) nine good faith payments (eight of $650,300 and one of $475,000) in connection with the performance of consulting services for the Barona Tribe which were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the extension of the 1996 Consulting Agreement and (b) three months of consulting fees of $575,000 pursuant to the terms of the 2004 Consulting Agreement.

Mariposa

Mariposa is a fully-integrated CRM, marketing and business intelligence software system designed specifically for the gaming and hospitality industry. Mariposa works in conjunction with a casino’s existing player tracking and other data systems to assimilate raw data into more usable information. Mariposa enables gaming and hospitality businesses to analyze both customers and products on the casino floor and to cultivate better relationships with their customers by allowing targeted design of marketing programs.

Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the gaming and hospitality industry. The modules may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. Mariposa consists of the following applications:

•	Data warehousing, which includes OLAP, reporting, data analytics, business intelligence and customer profiling;

•	Player Contact System;

•	Campaign Management System; and

•	Data Visualization.

While our Mariposa business model currently focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including installation and integration services, training and maintenance and support services. In the future, we intend to offer our clients value-added data analysis and/or marketing related consulting services.

In March 2002, in consideration of the Barona Tribe allowing us to test Mariposa in a “live” environment, we installed a working model of Mariposa at the Barona Casino. As a “test” installation, the modules were deployed on a limited basis to evaluate the application prior to completing the product that would be suitable for general release. On June 30, 2002, the first version of the finished product (Version 1.0) was released. In September 2002, Mariposa was formally launched to the public at Global Gaming Expo 2002 held in Las Vegas, Nevada. In November 2002, we created a software division dedicated to the ongoing business and product development of Mariposa. In April 2003, we announced that we entered into our first licensing agreement for Mariposa. In fiscal 2004, we entered into three licensing agreements for Mariposa that, if completed, will result in additional aggregate revenues of $1,105,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we delivered a letter dated January 15, 2003 (the “January 2003 Letter Agreement”) to the Barona Tribe, under which we:

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

The terms of the January 2003 Letter Agreement were incorporated into the 2004 Consulting Agreement.

Competition

The gaming and hospitality consulting industry is highly competitive. We compete in varying degrees with numerous other entities for clients, including gaming companies, casino operators, management consulting firms and accounting firms. The financial, technological, personnel resources and service offerings of these firms vary significantly and certain competitors may have greater resources and ability to offer clients with certain strategic, technical and creative skills. We believe that reputation, industry knowledge and client satisfaction are the principal competitive factors in our service markets.

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

The market for CRM and marketing software systems (i.e., Mariposa) is highly competitive, constantly evolving and subject to rapid technological change. We expect competition to increase in the future. Our competition includes:

•	Internally Developed Systems. Information technology (IT) departments of potential customers have developed or may develop systems, using internal staff or third-party firms, which provide for some or all of the functionality of Mariposa. We expect that internally-developed software efforts will continue to be a principal source of competition for the foreseeable future. It may be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards completion of, systems that compete with our products.

•	CRM Software Systems. Our products compete with external customer relationship management and marketing software products offered by large vendors such as E.piphany, Inc., Siebel Systems, Inc., Oracle, Inc., SAP AG, PeopleSoft, Blue Martini, and numerous other smaller vendors.

Many of our competitors have greater resources and broader alliances and customer relationships than we do. In addition, many of these competitors have extensive knowledge of the software industry and more experience in competing in the software industry.

We believe that the principal competitive factors affecting the market include product functionality and features, product architecture and technology, availability and quality of support, ease and speed of product implementation, vendor and product reputation, knowledge of the gaming industry and price.

Marketing and Sales Strategies

We market our consulting services and software products and services through continuing personal contact with existing and prospective clients and industry leaders, media advertising, sponsorships, attendance at industry trade shows and conferences and presentations of our qualifications and credentials. We believe a high level of customer satisfaction is critical to attracting and retaining clients.

Our intention is to utilize a direct sales approach for Mariposa, and, in the future, possibly through the addition of marketing partners, a value-added retailer channel or OEM partners. Complex integrated software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement. As of the end of fiscal 2004, we have entered into four licensing agreements with clients and we continue to have discussions with several other potential clients; however, there can be no assurance that these discussions will result in additional license agreements.

Intellectual Property Rights and Proprietary Information

With respect to Mariposa, we operate in an industry where innovation, investment in new ideas and protection of resulting intellectual property rights are important for success. We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations and pursue a policy of enforcing such rights. There can be no assurance, however, that our intellectual property rights will be adequate to ensure that our competitive position is protected or that competitors will not be able to produce a non-infringing competitive product or service. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third-party licenses as a result of an infringement dispute we will be able to obtain such licenses.

In order to protect the underlying technology concepts relating to Mariposa, we have filed four U.S. patent applications, three of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. We intend to pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our products are licensed. We intend to continually update and add new applications to our patent portfolio to address our new technological innovations.

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

Research and Development

We spent approximately $49,000 on research and development in fiscal 2004 and $453,000 in fiscal 2003. We have two employees, one software engineer and our Senior Vice President, Information Solutions, who were involved in the development of Mariposa during fiscal 2004 and fiscal 2003. A majority of our research and development work was, and still is, performed by a third-party software development company. Our research and development expenditures in fiscal 2004 and 2003 were approximately 2% and 12% of total operating expenses respectively.

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

Any Native American tribe engaged in Class II gaming may petition the NIGC for a certificate of self-regulation if it has (a) continuously conducted such activity for a period of at lease three years, including at least one year after 1988; and (b) otherwise complied with the applicable provisions of IGRA. The NIGC will issue a certificate if it determines that the Native American tribe has, among other things, (a) conducted gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (b) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecuting violations of its gaming ordinance and regulations. A Native American tribe may only engage in Class III gaming if it enters into a tribal-state compact, or agrees to abide by a set of regulatory rules obtained from the U.S. Secretary of the Interior.

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

In March 1996, the Barona Tribe submitted our consulting agreement, dated March 27, 1996 to the NIGC. In April 1996, we amended such consulting agreement to correct errors in the fee calculations. Because we concluded that such amended consulting agreement did not contain any material changes to the original consulting agreement, we did not submit the amendment to the NIGC at that time. In May 1996, the NIGC determined that the original consulting agreement was not a management agreement and, therefore, not subject to NIGC approval. In July 1997, the BIA determined that no action was required with respect to the original consulting agreement.

In January 1997, we entered into a settlement agreement with the NIGC regarding our historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC, among other things, held that our relationship with the Barona Tribe benefited the Barona Tribe and made no finding of violations of any laws by

us. We agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, we agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five annual installments, commencing in January 1997 (the “NIGC Settlement Obligation”). All amounts due under this agreement were paid as of June 30, 2001.

In January 1997, after the settlement with the NIGC was reached, we submitted to the NIGC the amended and restated consulting agreement, dated April 29, 1996. In April 1997, we received a letter from the NIGC questioning whether such consulting agreement was a management contract and stating that an additional review would be necessary. In February 1998, we entered into Modification No. 1 that, among other things, extended the term from March 1999 to March 2004 and clarified certain accounting practices relating to the calculation of the consulting fee. In March 1999, the NIGC started a preliminary review of our relationship with the Barona Tribe to determine whether our consulting agreement with the Barona Tribe was a consulting agreement or a management agreement. We submitted Modification No. 1 and Modification No. 2 to the NIGC in September 1999 and June 2004, respectively. The review remains pending.

We believe that the 2004 Consulting Agreement is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA, (b) the NIGC’s findings in the January Settlement Agreement, and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the 2004 Consulting Agreement, as amended and modified, is not a management contract. The failure of the NIGC to determine that the 2004 Consulting Agreement, as amended and modified, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the 2004 Consulting Agreement is not a management agreement, it will forward the 2004 Consulting Agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 2004 Consulting Agreement. The failure to approve the 2004 Consulting Agreement could have a material adverse effect on our business and financial condition.

Native American Nation Sovereignty/Barona Tribal Regulation

Native American tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. In the 2004 Consulting Agreement, however, there is a limited waiver of sovereign immunity only with respect to suits by us to enforce the 2004 Consulting Agreement.

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

On September 10, 1999, the State of California and several tribes, including the Barona Tribe, entered into tribal-state gaming compacts (the “Barona Compact”). Under its terms, the Barona Compact was not effective until ratified by statute, and approved by the California voters in the March 2000 primary election. On March 7, 2000, the people of the State of California amended the State constitution and enacted the Indian Self-Reliance Amendment. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000.

The Barona Compact authorizes up to 2,000 Class III machines. In May 2000, the Barona Tribe obtained a license for an additional 943 machines to bring them to the maximum number. The Barona Compact terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Barona Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation could be sought for 12 months following the effective date of the Barona Compact. In addition, the Tribe shall have the right to terminate the compact in the event the right of Native American tribes to operate gaming devices in California is no longer exclusive.

Under the Barona Compact, the gaming activities which may be offered by the Tribe include (a) the operation of up to 2000 Class III gaming machines; (b) banked and percentage card games; and (c) any devices or games that are authorized by the California State Lottery, provided that the Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

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

The Barona Tribe must make contributions to a Special Distribution Fund based on the number of gaming devices operated by the Tribe as of September 1, 1999. The Special Distribution Funds are subject to appropriation by the state legislature including for (a) programs designed to address gambling addiction; (b) the support of government agencies impacted by tribal gaming; (c) regulatory costs incurred by the State Gaming Agency and the state Department of Justice in connection with the compact; and (d) the Revenue Sharing Trust Fund (under which non-compacted tribes receive an estimated $1.1 million per year). In addition, the Barona Tribe must pay an additional assessment with respect to the 943 additional machines.

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

In August 2003, we submitted an application for a determination of suitability to the California Division of Gambling Control. In July 2004, we received a letter from the Department of Justice of the State of California, Division of Gambling Control, stating that it had completed the background investigation and had forwarded to the California Gambling Control Commission a finding of suitability recommendation. Our application is currently pending.

State Gaming Regulations Affecting Mariposa

Products, devices or apparatus used in gaming operations and those who supply such items may be subject to licensing and regulation under certain state, tribal or international laws and regulations. Because Mariposa is being marketed as a product for use in the gaming industry, Mariposa and /or VCAT may be subject to such licensing or registration. These types of laws and regulation vary from jurisdiction to jurisdiction. As we expand Mariposa into other jurisdictions, we will take those steps necessary to comply with all applicable laws and regulations; however, our Mariposa license agreements do provide that.if regulatory authorities impose requirements upon us that, in our judgment, make it commercially infeasible for us to perform our obligations under the agreements then we may terminate such license agreement, and, as our sole liability for such termination, we shall pay the licensee an amount equal to the amount, if any, previously paid to us under such license agreement.

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

Employees

As of June 30, 2004, we had fifteen full-time employees and two part-time employees, none of whom are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 2.    Description of Property

Our executive offices are located at 591 Camino De La Reina, Suite 418, San Diego, California 92108 and consist of approximately 3,150 square feet under a lease that will expire in December 2004. We expect to renew the current executive office lease for three years with terms substantially similar to the current terms. In addition, on August 3, 2004, we entered a lease for an office located in Las Vegas, Nevada, which consists of approximately 6,050 square feet. The estimated commencement date of the lease is October 1, 2004, and the lease term will be sixty-one (61) months from the commencement date. We believe that our existing office space, including the new office in Las Vegas, is adequate to meet our needs for the foreseeable future. Should we need additional space, we believe that we will be able to secure additional space at reasonable rates.

Item 3.    Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-KSB, we are not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of VCAT during the fourth quarter of the fiscal year covered by this Form 10-KSB.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock, par value $.001 per share (the “Common Stock”), currently trades on the Over-The-Counter (“OTC”) Bulletin Board maintained by the National Association of Securities Dealers, Inc.

The table below reflects the high and low bid information of the Common Stock as reported by the OTC Bulletin Board for the periods indicated. The quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2004
Fourth Quarter	$0.52	$0.24
Third Quarter	0.30	0.17
Second Quarter	0.20	0.11
First Quarter	0.25	0.10

Fiscal Year 2003
Fourth Quarter	$0.35	$0.11
Third Quarter	0.25	0.10
Second Quarter	0.23	0.16
First Quarter	0.39	0.15

Holders

The number of shareholders of record as of August 31, 2004 was 2,764.

Dividend Policy

To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following equity compensation plans have been approved by our shareholders: the Inland Casino Corporation 1994 Stock Option Plan (the “1994 Plan”), the Venture Catalyst Incorporated 1995 Stock Option Plan, as amended (the “1995 Plan”) and the Venture Catalyst Incorporated 1996 Non-Employee Directors Stock Option Plan, as amended (the “1996 Plan”). No options are outstanding under the 1994 Plan. We do not have any equity compensation plans other than those approved by our shareholders.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of June 30, 2004.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	5,658,250(1)	$3.08	5,293,569(2)
Equity compensation plans not approved by security holders	—	—	—

Total	5,658,250	$3.08	5,293,569

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 5,623,250 shares under the 1995 Plan and 35,000 shares under the 1996 Plan.
(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 5,083,569 shares under the 1995 Plan and 210,000 shares under the 1996 Plan.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing product and business development of Mariposa.

Significant Events

We expect our business, results of operations and financial condition to be affected by the following significant events that occurred in the second half of fiscal 2004 and the first quarter of fiscal 2005, each of which is discussed in more detail below:

•	In May 2004, we entered into an extension and modification of our consulting agreement with the Barona Tribe, which, among other things, (a) modified our consulting fee to be a fixed monthly fee of $575,000, (b) extended the terms for at least an additional five years, and (c) released the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” This development will improve our balance sheet and eliminate the uncertainty regarding our revenues from our consulting services provided to the Barona Tribe.

•	During the second half of fiscal 2004, we entered into three license agreements with respect to our Mariposa software, representing the continued development of our software division as a potential viable business line.

•	In July 2004, we entered into an agreement to restructure our outstanding long-term debt. Under the terms of the restructuring agreement, our aggregate outstanding debt to the note holders was reduced from $11,969,000 to $4,300,000, which we expect will have a positive impact on our balance sheet and income statement beginning in the first quarter of fiscal 2005.

Our Consulting Services Division

We currently have one client in our consulting services division, the Barona Tribe, who we provide services to pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch. For a description of the consulting agreement, see the discussion in Part I, Item 1 of this Report. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. Substantially all the revenues reflected in fiscal 2004 and fiscal 2003 and discussed herein are derived from consulting services to the Barona Tribe.

Under the 1996 Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

On May 25, 2004, we entered into an extension (“Modification No. 2”) of the 1996 Consulting Agreement. Modification No. 2 was effective April 1, 2004. Under Modification No. 2, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated to the terms of the Subordination Agreement relating to the Barona Tribe’s loan agreement with Wells Fargo Bank, N.A., which was used to develop the Barona Valley Ranch. The term of Modification No. 2 is five years, with the Barona Tribe having the right to negotiate an additional five year extension.

In connection with Modification No. 2, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on VCAT’s financial statements as “advances of future consulting fees.” Modification No. 2 also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below. As noted above, unless otherwise referenced herein, the 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.”

We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement from October 2002 through March 31, 2004. However, during fiscal 2004 we earned $7,402,000 in aggregate consulting fees, which consisted of (a) nine good faith payments (eight of $650,300 and one of $475,000) in connection with the performance of consulting services for the Barona Tribe which were voluntarily paid to us by the Barona Tribe as a sign of their good faith during ongoing negotiations relating to the extension of our 1996 Consulting Agreement and (b) three months of consulting fees of $575,000, pursuant to the terms of the 2004 Consulting Agreement.

Our Software Division

During fiscal 2002, we completed development of a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct modules, each designed to address a specific set of requirements within the gaming and hospitality industry. The modules may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and may continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to install, support and continue development of Mariposa and/or related software products. This may involve material increases to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

In January 2003, as a sign of our “good faith” intentions in our ongoing discussions to restructure our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we delivered a letter dated January 15, 2003 (the “January 2003 Letter Agreement”) to the Barona Tribe, under which we:

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

The terms of the January 2003 Letter Agreement were incorporated into the 2004 Consulting Agreement.

As of June 30, 2004, we have three uncompleted software contracts that we have entered into that, if completed, will result in aggregate revenues of $1,105,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. During fiscal 2004, we recorded a loss of $148,000 related to one of the three uncompleted contracts. Although we expect to incur significance costs to complete the other two contracts, the amount of costs cannot be estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under the two contracts.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We believe that revenue recognition, our treatment of the anticipated contract loss and accrued consulting costs, and accounting for deferred income taxes are the most critical accounting policies that impact our financial statements.

Revenue Recognition-Consulting Services.

In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Revenues pursuant to the 1996 Consulting agreement and 2004 Consulting Agreement have been and will be recorded monthly, as earned, pursuant to the above referenced guidelines. Revenue relating to the good faith payments received from the Barona Tribe in fiscal 2004 and fiscal 2003 were recognized when the services with respect to which the payments were made were rendered, provided that we had received indications from the Barona Tribe that they intended to make a good faith payment for that period.

Anticipated Contract Loss.

If, at any time through the end of the term of the 1996 Consulting Agreement, estimated future costs exceeded estimated future revenues we would record a loss related to the 1996 Consulting Agreement for the amount the estimated expenses exceeded the estimated revenues. The loss was recorded as an anticipated contract loss and corresponding liabilities were established for the current and non-current amounts, which were recorded as accrued consulting costs. The anticipated contract loss and related liabilities were reduced to zero in the fourth quarter of fiscal 2003. As a result of the good faith payments received, which exceeded costs, no further losses related to the 1996 Consulting Agreement were recorded during fiscal 2004. We do not expect to record an anticipated contract loss related to the 2004 Consulting Agreement during its term.

Revenue Recognition-Software Products and Related Services.

We expect to derive a portion of our revenues from licensing Mariposa and the sale of related professional services, including integration, installation, training, (collectively, “professional services”), and maintenance and support services (“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

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

Our standard license arrangements are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies and related accounting issues will be made based on the specific details of each arrangement, which could result in the application of alternative revenue recognition policies in the future.

We have been in the software business since November 2002, and as of June 30, 2004 we have successfully completed two full installations of Mariposa. Mariposa is a complex software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, and customer acceptance rights, we are using the completed contract method and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

Deferred Income Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that is ‘more likely than not’ to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In determining future taxable income, we are responsible for assumptions that require significant judgment.

We recognized a deferred tax asset of $540,000 in the fourth quarter of fiscal 2004 as a result of (a) our expectations of future taxable income and (b) more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 Consulting Agreement and the current backlog of signed software contracts. The decrease in the valuation allowance resulted in an increase in the carrying value of our deferred tax asset and an income tax benefit of $540,000 during fiscal 2004. For fiscal 2003, we recorded a 100% valuation allowance, an increase of $492,000, primarily as a result of (a) our history of operating losses, (b) uncertainty regarding future revenues and (c) business uncertainties at that time.

In connection with Modification No. 2, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” During fiscal 2004, we recorded a one-time gain of $3.7 million as a result of this release which was excluded from taxable income as a result of our assessment of the solvency of VCAT immediately prior to the release of such debt pursuant to applicable tax regulations.

Results of Operations

Net Income (Loss)

For fiscal 2004, our net income was $3,374,000 or $.47 income per share on a basic and fully diluted basis. In comparison, we incurred a net loss of $1,430,000 or $.20 loss per share on a basic and fully diluted basis in fiscal 2003. The net income generated in fiscal 2004 was achieved primarily as a result of (a) the release of the liability called ‘advances of future consulting fees’ in the amount of $3,714,000; (b) a $2,390,000 increase in revenue; (c) a reduction in operating expenses of $801,000; and (d) an income tax benefit of $540,000. These changes were partially offset by an increase in (a) cost of revenues of $2,480,000 and (b) interest expense of $99,000.

Revenues

Revenues for fiscal 2004 were $7,670,000, compared to $5,280,000 during fiscal 2003.

Revenues in our consulting services division in fiscal 2004 increased to $7,402,000 from $5,278,000 earned during fiscal 2003. During fiscal 2004, all revenues earned in our consulting services division were derived from consulting services provided to the Barona Tribe, which included (a) $5,677,000 in consulting fees resulting from nine good faith payments from the Barona Tribe and (b) $1,725,000 in consulting fees resulting from three months of fees of $575,000 pursuant to the terms of the 2004 Consulting Agreement. During fiscal 2003, in our consulting services division, we earned (a) $2,047,000 in consulting fees from the Barona Tribe for services provided pursuant to the formula in the 1996 Consulting Agreement; (b) $3,201,000 in good faith payments from the Barona Tribe; and (c) $30,000 from other clients as a result of a one-time payment for financial advisory services.

In fiscal 2004, we earned $267,000 in revenues from our software products and related services, resulting primarily from a completed software contract and fees for support services. This compares with $2,000 earned in fiscal 2003.

Cost of Revenues

Cost of revenues in fiscal 2004 were $4,381,000, compared to $1,901,000 during fiscal 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related primarily to providing consulting services to the Barona Tribe. The cost of revenues during fiscal 2004 in the consulting services division were $2,843,000, compared to $2,312,000 recorded during fiscal 2003. During fiscal 2003, the cost of revenues in the consulting services division were decreased by $1,043,000, attributable to a decrease in the anticipated contract loss related to the 1996 Consulting Agreement. For a more detailed discussion of the “anticipated contract loss”, see “Critical Accounting Policies,” above. The 23% increase in the cost of revenues of $2,843,000 in fiscal 2004, from $2,312,000 in fiscal 2003, incurred in the consulting services division was the result of an increase in expenses related to providing services to the Barona Tribe, including an increase in (a) compensation and other personnel-related expenses of $175,000; (b) client relations expenses of $116,000; (c) charitable and political contributions of $51,000; (d) professional services of $45,000; and (e) travel and lodging expenses of $33,000.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during fiscal 2004 increased 144% to $1,539,000 from $631,000 during the fiscal 2003. Expenses during the current year increased primarily as a result of increase in (a) maintenance and support services of $510,000, primarily related to the ongoing enhancements and “bug fixes” of the initial applications of Mariposa; (b) installation expenses of $250,000 recorded in connection with a completed software contract; (c) estimated losses of $200,000 for software contracts; and (d) compensation and other personnel-related expenses of $44,000. The increase was partially offset by a decrease in (a) professional services of $75,000 and (b) amortization of capitalized software costs of $31,000.

General and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses in fiscal 2004 decreased 18% to $2,476,000 from $3,031,000 during fiscal 2003. The decrease was primarily attributable to a decrease in (a) legal fees and other professional services of $446,000; (b) insurance expense of $282,000; (c) outside director costs of $78,000; (d) licensing fees of $65,000, resulting from our California license submission during fiscal 2003; and (e) depreciation and small equipment expenses of $23,000. The decrease was partially offset by an increase in (a) compensation and other personnel-related expenses of $256,000, (b) rent expense of $40,000, and (c) travel and lodging expenses of $28,000. In fiscal 2003, legal fees and other professional services, insurance costs and outside director expenses were significantly higher as a result of the proposed merger transaction and related litigation.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses in fiscal 2004 increased 35% to $610,000 from $453,000 during fiscal 2003. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $131,000, (b) attendance at tradeshows and related expenses of $83,000, and (c) professional services and consultant costs of $37,000. The increase was partially offset by a decrease in advertising and marketing costs of $81,000.

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

During fiscal 2004, research and development expenses decreased 89% to $49,000, from $453,000 during fiscal 2003. The decrease was a result of the reduction in (a) research and development services performed by our third-party software development firm as a result of the completion of the initial version of Mariposa of $346,000 and (b) compensation and other personnel-related expenses for internal engineering personnel of $54,000. Expenses related to ongoing product enhancement and “bug fixes” of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

During fiscal 2004, interest income decreased to $55,000 from $93,000 earned in fiscal 2003, primarily as a result of lower interest rates on investments. Interest expense increased to $1,088,000 from $989,000, as a result of the increase in the principal amount of notes payable related to the 1996 repurchase of shares of our common stock.

There was $500 of other losses recorded during fiscal 2004 resulting from asset impairments. During fiscal 2003, we recorded other income of $24,000, resulting from gains related to asset sales.

Income Tax Benefit

During the fourth quarter of fiscal 2004, we recorded an income tax benefit of $540,000, compared to no income tax benefit or expense recorded during fiscal 2003. We incurred tax losses during the past two fiscal years, resulting in an increase to our net operating loss carry-forward (“NOL”). During fiscal 2004, as a result of our expectations regarding future tax benefits associated with our NOL’s, we recorded a net deferred tax asset of $540,000 and recorded an income tax benefit for the same amount. During fiscal 2003, as a result of our history of operating losses and uncertainty regarding the future tax benefit associated with our NOL, a 100% valuation allowance was recorded to fully offset the income tax benefit associated with the NOL.

Liquidity and Capital Resources

Cash Position at Fiscal 2004 Year End

Our principal source of liquidity at June 30, 2004 consisted of unrestricted cash and cash equivalents of $8,025,000 and cash received from operations.

During fiscal 2004, our cash position increased by $1,190,000 from the June 30, 2003 balance of $6,835,000. This increase was a result of net cash provided by operating activities of $1,281,000, partially offset by cash used in investing activities of $91,000. During fiscal 2003, our cash position decreased by $2,073,000, as a result of net cash used in operating activities of $2,126,000, partially offset by cash provided by investing activities of $53,000.

The cash provided by operating activities of $1,281,000 during fiscal 2004 resulted primarily from consulting fee payments from the Barona Tribe and payments received pursuant to our software contracts, less our operating cash expenditures during the year. The cash used in operating activities during fiscal 2003 of $2,126,000 resulted primarily from operating cash expenditures in excess of revenues received during the year.

Cash used in investing activities of $91,000 during fiscal 2004 resulted from the purchase of fixed assets. As of June 30, 2004, we have no significant capital commitments. Cash provided by investing activities in fiscal 2003 resulted from the release of restricted cash of $133,000 partially offset by the purchase of $80,000 in fixed assets.

We expect to continue to receive monthly consulting fee payments of $575,000, subject to an annual cost-of-living adjustment, from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. During fiscal 2005, we expect to receive up to $585,000 in additional payments pursuant to uncompleted software contracts which we have entered into. We expect to incur costs related to providing services to the Barona Tribe during fiscal 2005 at levels approximate to the levels being incurred currently. Although we expect to incur significance costs to complete the software contracts, the amount of costs cannot be estimated at this time.

Significant Liabilities Affecting Liquidity

Ungar/Woods Liability

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. As of June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our current stockholder’s deficit balance and our current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our principal indebtedness. Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. The new notes did not bear interest.

Subordination Agreement

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Subordination Agreement. The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of June 30, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees under the 2004 Consulting Agreement are still subject to the Subordination Agreement.

After giving effect to payments made to the Note Holders, as of September 15, 2004 our cash and cash equivalents were approximately $3,355,000. We believe our cash and cash equivalents, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for fiscal 2005.

Significant Accounting Policies

We believe that significant accounting policies, as described in Note 2 of our financial statements, “Summary of Significant Accounting Policies”, should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

As of September 15, 2004, our cash and cash equivalents were approximately $3,355,000. Our reduced cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us, we will still be obligated to provide services to the Barona Tribe under the agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we will not be able to continue to operate our business.

Approval of the Consulting Agreement by appropriate regulatory authorities is still pending.

Appropriate regulatory authorities have not yet approved the 2004 Consulting Agreement. If the 2004 Consulting Agreement is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

Our application for a determination of suitability by appropriate regulatory authorities is still pending.

In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). In July 2004, we received a letter from the Department of Justice of the State of California, Division of Gambling Control, stating that it had completed the background investigation and forwarded to the California Gambling Control Commission a finding of suitability recommendation. Our application is currently pending. If the CGCC determines that we would not qualify for a gambling license under state law, the Barona Tribe would be required to terminate the 2004 Consulting Agreement. There can be no assurance that the CGCC will approve our application for a suitability determination, and failure to receive such approval will have a material adverse effect on our business and financial condition.

There has been an increase in competition for our only client in the San Diego market.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace. The number of casinos has grown from four to ten since 2000 and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) which would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

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

If we fail to keep pace with technological innovation, improve our existing products, or develop new products, Mariposa could become obsolete.

The market for CRM software products is marked by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in client demands and evolving industry standards. If we are unable to market Mariposa on a timely and cost-effective basis, we may not generate significant revenues from the sale or license of our software products and services. In marketing Mariposa, we may:

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

We rely on a third-party software development firm to handle the majority of our software development efforts. In addition, we use a third-party service firm to maintain and support our products and to assist our customers with the installation and integration of our products. If we are unable to maintain and develop relationships with third-party firms to provide these services, we would be required to hire and train additional personnel, which could result in higher expenses and delays in our ability to generate revenue.

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

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all government licenses, registrations, findings of suitability, permits and approvals necessary, however, there can be no assurance those licenses, registrations, findings of suitability, permits, or approvals will be given. In addition, the cost and time of obtaining required licenses in certain states may cause us to choose not to do business in such states, which could adversely affect our revenues. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

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

Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

Changes in Internal Controls.    In connection with the above-referenced evaluation, no change in the our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information set forth under the captions “Election of Directors-Information About the Director Nominees,” “Information About Our Board of Directors and Committees of the Board,” “Information About Our Executive Officers,” and “Transactions With Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders scheduled to be held in December 2004, is hereby incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of fiscal 2004.

Item 10.    Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is hereby incorporated herein by reference.

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

Exhibit No.	Description

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

10.10

Venture Catalyst Incorporated Annual Incentive Program Plan, previously filed with the Commission as Exhibit 10.10 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2003, filed with the Commission on September 25, 2003 which is incorporated herein by reference.

10.11

Employment Letter dated January 16, 2003 from VCAT to Greg Shay, previously filed with the Commission as Exhibit 10.11 to VCAT’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the Commission on September 25, 2003 which is incorporated herein by reference.

Exhibit No.	Description

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

10.14

Modification No. 2 to Amended and Restated Consulting Agreement between the Barona Band of Mission Indians, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated May 25, 2004, filed with the Commission on June 1, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.15

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

10.16

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

10.17

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

10.18

Office Lease Agreement dated as of May 23, 2001, by and between VCAT and AGBRI Mission L.L.C, previously filed as Exhibit 10.43 to VCAT’s Annual Report on Form 10-KSB for the Year Ended June 30, 2001, filed with the Commission on November 14, 2001 (File No. 0-11532), which is incorporated herein by reference.

10.19

First Amendment to Office Lease, dated April 4, 2003, between VCC Investors, L.P. and Venture Catalyst Incorporated, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.20

Letter dated January 15, 2003, from VCAT to the Barona Group of Capitan Grande Band of Mission Indians, re: New Mariposa Software, Profit Sharing and Exclusivity, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.21

Debt Restructuring Agreement by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Henry Woods, dated as of July 19, 2004, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated July 19, 2004, filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.22

Promissory Note by and between Venture Catalyst Incorporated and Jonathan Ungar, dated as of July 19, 2004, previously filed as Exhibit 99.3 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.23

Promissory Note by and between Venture Catalyst Incorporated and Alan Henry Woods, dated as of July 19, 2004, previously filed as Exhibit 99.2 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

14	Code of Business Conduct and Ethics.

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 11, 2004, we filed a report on Form 8-K reporting our operating results for the three and nine months ended March 31, 2004.

On June 1, 2004, we filed a report on Form 8-K announcing that the term of the 1996 Consulting Agreement between VCAT and the Barona Tribe was extended for an additional five years through March 2009.

Item 14.     Principal Accountant Fees and Services

The information set forth under the caption “Our Relationship With the Independent Auditors” in the Proxy Statement is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/s/ L. DONALD SPEER, II
L. Donald Speer, II Chairman of the Board and Chief Executive Officer

Dated: September 21, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. DONALD SPEER, II L. Donald Speer, II	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	September 21, 2004

/s/ GREG SHAY Greg Shay	President, Chief Operating Officer and a Director	September 21, 2004

/s/ KEVIN MCINTOSH Kevin McIntosh	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 21, 2004

/s/ JANA MCKEAG Jana McKeag	Vice President, Governmental Relations and a Director	September 21, 2004

/s/ JOHN FARRINGTON John Farrington	Director	September 21, 2004

/s/ NEIL E. SMYTH Cornelius E. (“Neil”) Smyth	Director	September 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Venture Catalyst Incorporated

San Diego, California

We have audited the accompanying balance sheet of Venture Catalyst Incorporated as of June 30, 2004 and the related statements of operations, shareholders’ equity, and cash flows for the two years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Catalyst Incorporated as of June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine California

August 27, 2004 (except for

Note 15. for which the date is

September 15, 2004)

VENTURE CATALYST INCORPORATED

BALANCE SHEET

June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$8,025,144
Consulting fee receivables-Barona Tribe	575,000
Prepaid expenses and other current assets	220,853
Accounts receivable, net	26,752
Deferred tax asset, current	14,338

Total current assets	8,862,087

Non-Current Assets:
Deferred tax asset, non-current	525,662
Property, plant and equipment, net	154,032
Deposits and other assets	8,321

Total non-current assets	688,015

Total assets	$9,550,102

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$4,300,000
Accrued wages	516,899
Billings in excess of costs, software contracts	459,970
Accounts payable and accrued expenses	298,866
Estimated loss, uncompleted software contracts	148,000
Deferred revenue, support contracts	37,500

Total current liabilities	5,761,235
Long-term debt	7,669,463

Total liabilities	13,430,698

Commitments and Contingencies	—
Shareholders’ Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207
Additional paid-in-capital	11,947,236
Retained deficit	(15,835,039)

Total shareholders’ deficit	(3,880,596)

Total liabilities and shareholders’ deficit	$9,550,102

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

Years Ended June 30,

	2004	2003
Revenues:
Consulting services	$7,402,400	$5,277,600
Software products and services	267,346	2,230

Total revenues	7,669,746	5,279,830
Cost of Revenues:
Consulting services	2,842,790	2,312,881
Anticipated contract loss (reduction)	—	(1,042,583)
Software products and services	1,538,577	630,924

Total cost of revenues	4,381,367	1,901,222

Gross profit	3,288,379	3,378,608

Operating expenses:
General and administrative	2,476,051	3,030,902
Sales and marketing	609,686	452,647
Research and development	49,465	452,721

Total operating expenses	3,135,202	3,936,270

Operating profit (loss)	153,177	(557,662)

Other income (expense):
Release of advance of future consulting fees-Barona Tribe	3,714,231	—
Interest income	54,966	92,675
Interest expense	(1,088,133)	(989,212)
Other (losses) gains	(523)	23,888

Other income (expense)	2,680,541	(872,649)

Income (loss) before income tax benefit	2,833,718	(1,430,311)
Income tax benefit	540,000	—

Net income (loss)	3,373,718	(1,430,311)

Basic and diluted income (loss) per share:
Net income (loss) per share—basic and diluted	$.47	$(.20)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,244,301	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENT OF SHAREHOLDERS’ DEFICIT

Years Ended June 30, 2004 and 2003

	Common Stock		Additional Paid-in-Capital	Deferred Compensation	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at June 30, 2002	7,206,598	$7,207	$11,945,525	$(2,605)	$(17,778,447)	$(5,828,320)
Amortization of deferred compensation	—	—	—	2,768	—	2,768
Remeasurement of stock options under “modification accounting”	—	—	1,453	(1,843)	—	(390)
Net loss	—	—	—	—	(1,430,311)	(1,430,311)

Balance at June 30, 2003	7,206,598	7,207	11,946,978	(1,680)	(19,208,758)	(7,256,253)

Amortization of deferred compensation	—	—	—	1,938	—	1,938
Remeasurement of stock options under “modification accounting”	—	—	258	(258)	—	—
Net income	—	—	—	—	3,373,718	3,373,718

Balance at June 30, 2004	7,206,598	$7,207	$11,947,236	$—	$(15,835,039)	$(3,880,596)

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2004	2003
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,373,718	$(1,430,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,922	232,031
Deferred income tax benefit	(540,000)	—
Provision for bad debts	—	9,861
Amortization of stock-based compensation	1,938	2,768
Loss (gain) on disposal of assets	523	(24,800)
Re-measurement of stock options	—	(390)
Cost of revenues adjustment related to Barona contract	—	(105,797)
Changes in assets and liabilities:
Accounts receivable	6,201	33,632
Prepaid expenses and other current assets	(24,985)	(129,098)
Deposits and other assets	—	190,804
Notes receivable	—	38,121
Release of advances of future consulting fees-Barona Tribe	(3,638,931)	(635,704)
Interest, long-term debt	1,088,134	989,212
Billings in excess of costs, software contracts	388,830	71,140
Accounts payable and accrued expenses	257,916	(324,857)
Estimated loss on software contracts	148,000	—
Deferred revenue, support contracts	37,500	—

Net cash provided by (used in) operating activities	1,280,766	(2,125,971)

Cash flows (used in) provided by investing activities:
Purchase of furniture and equipment	(90,811)	(79,934)
Release of restricted cash	—	133,000

Net cash (used in) provided by investing activities	(90,811)	53,066

Net increase (decrease) in cash	1,189,955	(2,072,905)
Cash at beginning of period	6,835,190	8,908,095

Cash at end of period	$8,025,145	$6,835,190

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$—	$6,045

Interest expense	$—	$—

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

Note 1.    The Company

Venture Catalyst Incorporated is a provider of consulting services and technology in the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. We currently have one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe.

We have provided services to the Barona Tribe since 1991. From April 1996 to March 31, 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 (“Modification No. 1”) on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004. On May 25, 2004 we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement”. The 2004 Consulting Agreement expires March 31, 2009. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego.

Our software division is dedicated to the ongoing product and business development of Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa modules provide data warehousing, data mining and modeling, On-Line Analytical Processing (“OLAP”), campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

Note 2.    Summary of Significant Accounting Policies

A.    Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

B.    Revenue Recognition

Consulting Services.    In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenues pursuant to the 1996 Consulting agreement and 2004 Consulting Agreement have been, and will be, recorded monthly, as earned, pursuant to the above referenced guidelines. Revenue relating to the good faith payments received from the Barona Tribe in fiscal 2004 and fiscal 2003 were recognized when the services with respect to which the payments were made were rendered, provided that we had received indications from the Barona Tribe that they intended to make a good faith payment for that period.

For a detailed discussion relating to the terms of the 1996 Consulting Agreement and 2004 Consulting Agreement, including the determination of consulting fees, See Note 3. “Agreements with the Barona Tribe.”

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

We have been in the software business since November 2002 and, as of June 30, 2004, we have successfully completed two full installations of Mariposa. Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the license arrangements, and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each license arrangement at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

C.    Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income (loss) and income (loss) per share would have decreased or increased to the pro forma net income (loss) and income (loss) per share amounts indicated below:

	Fiscal year ended June 30,
	2004	2003
Net income (loss):
As reported	$3,373,718	$(1,430,311)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(400,447)	(424,983)

Pro forma	$2,973,271	$(1,855,294)

Net income (loss) per share:
As reported	$.47	$(.20)
Pro forma	$.41	$(.26)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The following table shows the weighted average assumptions for stock options:

	Fiscal year ended June 30,
	2004	2003
Risk-free interest rate	3.08%	2.82%
Expected life (in years)	5	5
Expected volatility	2.35	2.14

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

We maintain our cash in bank deposit and checking accounts that, at times, may exceed Federally insured limits. To date, we have not experienced any losses in such accounts. Our cash equivalents consist of commercial paper instruments and certificates of deposit with maturities ranging from two weeks to three months. Interest rates earned during fiscal 2004 on such investments ranged from 0.8% to 1.2%, as compared to a range of 1.1% to 1.5%, earned during fiscal 2003.

E.    Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are expensed over the lesser of the estimated useful lives of the assets or the lease term. Accelerated methods of depreciation are used for tax purposes.

F.    Advances of Future Consulting Fees—Barona Tribe

We had an obligation called “advances of future consulting fees” due to the Barona Tribe of $3,714,000 listed as a current liability in our financial statements. The advances were unsecured and non-interest bearing and resulted primarily from transactions which took place at the beginning of the management relationship with the Barona Tribe starting in 1992. At that time, the Barona Tribe was not in a financial position to make required investments in the Barona Casino. We were making investments into the Barona Casino for additional working capital and the investments were accounted for as revenue to the Barona Casino and expensed by us due to the uncertainty of recovery. As the Barona Casino became profitable between 1992 and 1994, a portion of the initial profits of the Barona Casino were distributed to us after all draws, distributions and payments were made to the Barona Tribe, and were recorded on our books as an obligation called advances of future consulting fees. The Barona Casino established a corresponding receivable. In May 2004, we entered into the 2004 Consulting Agreement with the Barona Tribe and mutually released each other of all liabilities and claims related to the 1996 Consulting Agreement and Modification No. 1 thereto, including the advance of future consulting fees. Accordingly, in May 2004, we recorded a one-time gain of $3,714,000 from the release of this debt.

G.    Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

earnings in the period that includes the enactment date. A valuation allowance is provided when management estimates it is more likely that a portion of deferred tax assets will not be realized. See Note 11, “Income Taxes.”

H.    Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted income (loss) reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted income (loss) per share for the past two fiscal years:

	June 30,
	2004	2003
Net income (loss) available to common shareholders	$3,373,718	$(1,430,311)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	17,703	0
Weighted average shares outstanding - diluted	7,224,301	7,206,598
Net income (loss) per common share - basic	$.47	$(.20)

Net income (loss) per common share - diluted	$.47	$(.20)

Options to purchase 5,658,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at June 30, 2004, which expire on various future dates through 2013. During fiscal 2004, options to purchase 5,459,507 shares of common stock with exercise prices greater than the average fair market value of our stock of $.26 were not included in the calculation of EPS because the effect would have been anti-dilutive. During fiscal 2003 options to purchase 5,693,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

I.    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of shareholders’ deficit. We did not have any additional events to report as a component of comprehensive income (loss) during fiscal 2004 or fiscal 2003.

J.    Use of Estimates

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

K.    Fair Value of Financial Instruments

We believe that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents approximate their estimated fair values. We believe the fair value of the

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

notes payable approximate their carrying values based on the current rates for instruments with similar characteristics.

L.    Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expense in the statement of operations. In fiscal 2004 and fiscal 2003, advertising and marketing costs were $264,000 and $278,000, respectively.

M.    Capitalized Software

We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS86”). Under SFAS 86, software costs incurred in connection with creating computer software products, which are to be marketed, are expensed as research and development until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We amortized the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $95,000 and $127,000 during fiscal 2004 and fiscal 2003, respectively. All capitalized software development costs have been fully amortized as of March 31, 2004.

N.    Cost of Revenues – Software Products and Services

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

We are incurring significant costs to correct minor technical problems (“bug fixes”) and to perform enhancements and improvements to the existing Mariposa software applications on an ongoing basis. These costs are being recorded as maintenance and support and are included in the cost of revenues for software products and services. We expect to continue to incur significant costs for maintenance and support for our Mariposa software applications during fiscal 2005.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

O.    Impairment of Assets

On July 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which superseded the accounting and reporting provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions” (“APB 30”). To determine impairment we review long-lived assets quarterly to determine if there has been any events or changes in circumstances that indicate that their carrying value may not be recoverable, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. As a result of these reviews, since the inception of the adoption of this standard, we have not recorded any impairment losses related to long-lived assets, and therefore there has been no material impact on our Statements of Operations or financial condition as of and for the year ended June 30, 2004.

P.    New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003, Interpretation 46R, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Interpretation also requires disclosures about variable interest entities that we are not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted Interpretation No. 46 as of July 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of Statement No. 150 as of July 1, 2003 did not have a material impact on our financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and to rescind the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3.     Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, we provided services to the Barona Tribe pursuant to the 1996 Consulting Agreement and services are currently provided to the Barona Tribe pursuant to the 2004 Consulting Agreement, which expires March 31, 2009, unless renewed or extended.

Under the 1996 Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

Under the 1996 Consulting Agreement, the Barona Tribe had the right to draw a minimum income stream from the net operating income of the Barona Valley Ranch (the “Tribal Draw”), which consisted of a base amount plus certain additional amounts calculated as a percentage of various components of the revenues of the Barona Valley Ranch.

The amount earned by and payable to us in a given month, which we refer to as the “consulting fee,” was determined through a series of calculations. First, a gross consulting fee for the month was calculated in accordance with the formula set forth in the 1996 Consulting Agreement, consisting of a monthly base fee of $475,000, plus additional fees if the net operating income of the Barona Valley Ranch, including certain adjustments in accordance with the terms of the agreement, exceeded a fixed base amount.

Next, our consulting fee was determined. The consulting fee was the gross consulting fee adjusted upward or downward, if applicable, as a result of accommodating the Tribal Draw, as described below. Under the 1996 Consulting Agreement, our consulting fee for a given month was limited to the lesser of (a) the gross consulting fee calculated in accordance with the formula described above or (b) the net operating income of the Barona Valley Ranch after the Tribal Draw was made. To the extent the net operating income of the Barona Valley Ranch is insufficient to cover both our gross consulting fee and the Tribal Draw for a given month, the net operating income was allocated first to the Tribal Draw and our gross consulting fee was reduced accordingly. The amount by which our gross consulting fee was reduced became a “deferred fee” which we could, under certain circumstances, be entitled to recover in subsequent months to the extent the net operating income for the Barona Valley Ranch exceeded the sum of the Tribal Draw and our gross consulting fee. Deferred fees would have to be made up within a “contract year”, which was a 12 month period from April to March. If the deferred fees were not made up within the contract year, they were lost permanently.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of June 30, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement.

On May 25, 2004, we entered into the 2004 Consulting Agreement, an amendment and extension to the 1996 Consulting Agreement. The 2004 Consulting agreement was effective April 1, 2004. Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated to the terms of the current Subordination Agreement. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension.

In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement from October 2002 through March 31, 2004. However, during fiscal 2004 we earned $7,402,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe consisting of fees of $5,677,000 voluntarily paid to us by the Barona Tribe as a sign of their good faith during the negotiations relating to the extension of the 1996 Consulting Agreement and $1,725,000 in consulting fees pursuant to the terms of the 2004 Consulting Agreement for the months of April, May and June 2004. During fiscal 2003, we earned $5,248,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe consisting of aggregate consulting fees of $2,047,000 earned by us pursuant to the formula under the 1996 Consulting Agreement and fees of $3,201,000 voluntarily paid to us by the Barona Tribe as a sign of their good faith during the negotiations relating to the extension of the 1996 Consulting Agreement.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

For a discussion concerning governmental regulation regarding Native American gaming in general, and our relationship with the Barona Tribe in particular, see Note 12. “Commitments and Contingencies.”

Note 4.    Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from Mariposa contracts, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During fiscal 2004 and fiscal 2003, revenues from the Barona Tribe were $7,402,000 and $5,248,000, respectively, representing substantially all of our total revenues.

Note 5.    Restricted Cash

We issued an irrevocable letter of credit for $133,000 to satisfy terms of the lease agreement for our prior corporate office. The lease ended in October 2002 and the letter of credit matured and was released to us in November 2002.

Note 6.    Available-for-Sale Securities

We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. Collectively, these investments had no carrying value at June 30, 2004. We will continue to monitor the operations of these companies and the valuation of the investments and will establish a fair value and record an unrealized gain, if deemed appropriate.

Note 7.    Incentive Program

In fiscal 2004 we adopted an annual incentive program to provide eligible employees the opportunity to share in our success, to reward employees for achieving and exceeding quantifiable business results or to recognize an individual’s exemplary performance. The incentive program includes a Profit Sharing Plan (“the Plan”), which will award employees if certain financial goals are met. The Plan requires annual written approval by the Compensation Committee of the Board of Directors (the “Committee”) prior the start of each fiscal year that it is effective.

The “Plan Awards”, if earned, will be based on a profit sharing model and will be based on an allocation of a percentage of our earnings before taxes (“EBT”) that are above a minimum EBT target. The Committee has the sole discretion to make adjustments to the EBT used to calculate Plan Awards at any time prior to the payment of such awards. Final Plan awards will be calculated based on audited results and are expected to be paid within 30-days of filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission.

We recorded $65,000 in compensation expenses related to Plan Awards for fiscal 2004. The Plan has been approved for fiscal 2005 with no change to the current terms.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2004:

Computer equipment and software	$330,262
Furniture	47,520
Equipment	34,308
Automotive equipment	32,617
Leasehold improvements	23,314

468,021
Less Accumulated depreciation	(313,989)

$154,032

Note 9.    Stock Repurchase/Long-Term Debt

A.    Stock Repurchase Obligation

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement with two shareholders, including a former director (the “Stock Purchase Agreement”). The terms of the Stock Purchase Agreement included (a) an aggregate cash payment of $200,000 to such shareholders upon closing; (b) the issuance of two unsecured promissory notes in the aggregate principal amount of $3,500,000, with interest at the rate of 10% per annum, payments of interest only for the first three years commencing September 30, 1997, followed by three equal annual installments of principal repayment, with interest on the remaining balance, commencing September 30, 2000; (c) a contingent obligation (the “Initial Contingent Obligations”) to issue an aggregate principal amount of $9,856,000 in unsecured promissory notes to such shareholders including $2,000,000 in principal amount of notes each year for four years and $1,856,000 in principal amount of notes to be issued in a fifth year, each note with interest at 10%, payment of interest only for three years, followed by three equal annual installments of principal plus interest on the remaining principal balance; and (d) another contingent obligation (the “Second Contingent Obligation”) to issue an additional aggregate principal amount of $3,000,000 in unsecured promissory notes (or cash, if we had closed a firm commitment underwritten public offering of securities of not less than $35,000,000 prior to the contingencies being met). The contingent obligations were recorded as the additional cost of the repurchase of our common stock, as each contingency or condition was met.

The Initial Contingent Obligations were contingent upon our retained earnings balance, with certain adjustments, being at least $4,000,000 for the fiscal year ending immediately prior to the date the notes were to be issued. The test was to be made each year for eight successive years that commenced with the fiscal year ended June 30, 1997. The Initial Contingent Obligation tests were met for the first four periods; accordingly, $2,000,000 in obligations were recorded at each of June 30, 1997, 1998, 1999 and 2000, and were treated as additional consideration for the common stock repurchased under the Stock Purchase Agreement. The retained earnings balance test was not met on June 30, 2001, 2002 or 2003; accordingly, we did not record the issuance of any additional notes during those fiscal years.

The Second Contingent Obligation was subject to the following conditions (a) the Barona Tribe enters into a Class III Gaming Compact with the State of California which permits the operation of video gaming machines at the Barona Casino in San Diego County; (b) at the time that the Barona Tribe enters into a compact, we have a consulting agreement or similar contractual arrangement with the Barona Tribe; and (c) consulting fees paid to us by the Barona Tribe relating to the Barona Casino for any consecutive 12-month period within five years after

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Barona Tribe has entered into the Compact, equal or exceed one and one-half times the consulting fees for the fiscal year ended June 30, 1996. As of June 30, 2004, only (a) and (b) above had been satisfied; accordingly, we did not record the issuance of any note pursuant to the Second Contingent Obligation.

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

All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests and compliance with certain state law provisions and our Articles of Incorporation concerning repurchase transactions. Because of our financial position, we were not required to make payments under the notes in September 2003, 2002 or 2001. This did not constitute a default under the notes. However, pursuant to the terms of the stock purchase agreement and the applicable notes, interest accrued during each of 2003, 2002 and 2001 in the amounts of $1,009,000, $918,000 and $843,000, respectively; such amounts were added to the principal amount of the debt which continued to accrue interest pending certain other events, including the permissibility of us to make payments in the future.

The remaining principal amount of the debt and accrued interest related to this stock repurchase was $11,969,000 as of June 30, 2004. Based upon our financial position and our current sources of revenue at that date, we did not expect that such payments would be required for the foreseeable future; therefore all amounts were classified as “non-current liabilities.” However, in July 2004, we entered into an agreement to restructure our outstanding debt due to our note holders. As a result of the debt restructuring, $4,300,000 of long-term debt was reclassified as current. The $4,300,000 of current debt was paid in two installments, one in July 2004 and one in September 2004. The remaining long-term debt of $7,669,000 will be reduced to zero in the first quarter of fiscal 2005 and will be recorded as an adjustment to stockholders equity. See Note 15, “Subsequent Events.”

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The accounting policies of our operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We do not allocate operating expenses, including sales and marketing, general and administrative expenses and research and development, to our operating segments. We evaluate segment performance based on segment gross profit. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the gross profit (loss) and operating profit (loss) before other expense and income tax benefit for fiscal 2004 and fiscal 2003 is as follows:

	Consulting Services	Software	Total
Fiscal year ended June 30, 2004:
Revenues	$7,402,400	$267,346	$7,669,746
Cost of revenues	2,842,790	1,538,577	4,381,367

Gross profit (loss)	$4,559,610	$(1,271,231)	3,288,379

Unallocated operating expenses			(3,135,202)

Operating profit			$153,177

Fiscal year ended June 30, 2003:
Revenues	$5,277,600	$2,230	$5,279,830
Cost of revenues	2,312,881	630,924	2,943,805
Anticipated contract loss (reduction)	(1,042,583)	—	(1,042,583)

Gross profit (loss)	$4,007,302	$(628,694)	3,378,608

Unallocated operating expenses			(3,936,269)

Operating loss			$(557,662)

Note 11.    Income Taxes

Deferred income taxes are comprised of the following at June 30, 2004:

Deferred tax assets:
Net operating loss (“NOL”)	$4,948,121
Capital loss carryforward	1,434,723
Charitable contribution carryforward	289,591
Deferred compensation related to non-employee stock options	83,108
Vacation accrual	75,268
Capitalized software costs	71,357
Contract loss accrual	63,403
Incentive plan accrual	27,849
Allowance for doubtful accounts	4,216
California franchise taxes	579

Total deferred tax asset	6,998,215

Deferred tax liabilities:
Fixed asset depreciation	(22,638)
Deferred state taxes	(523,890)

Total deferred tax liability	(546,528)
Total deferred tax asset, net	6,451,687
Less valuation reserve	(5,911,687)

Deferred tax asset, net	$540,000

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The composition of our income tax benefit is as follows:

	Year Ended June 30,
	2004	2003
Current tax:
Federal	$—	$—
State	—	—

Current tax	—	—

Deferred tax:
Federal	$1,220,768	(473,106)
State	396,058	(18,639)

Deferred tax	1,616,826	(491,745)

Valuation allowance	(2,156,826)	491,745

Income tax benefit from continuing operations	$(540,000)	$—

A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended June 30,
	2004	2003
U.S. Federal statutory rate	34.0%	34.0%
Permanent differences	1.5%	(1.3)%
Expiration of stock options	12%	—
State income taxes	5.8%	5.8%
Change in valuation allowance	(76)%	(34.0)%
Other	3%	(4.5)%

	(19)%	.0%

We have federal and state net operating loss carryforwards of approximately $11,208,000 and $12,866,000, respectively, which expire in varying dates through 2022.

We record a valuation allowance to reduce our deferred tax assets to the amount that is ‘more likely than not’ to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” In determining future taxable income, we are responsible for assumptions that require significant judgment. In fiscal 2004, our valuation allowance was reduced by $2,157,000 primarily as a result of utilization of NOL’s and the expiration of stock options.

During the fourth quarter of fiscal 2004, we recognized a net deferred tax asset of $540,000 as a result of (a) our expectations of future taxable income and (b) more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 Consulting Agreement and the current backlog of signed software contracts. The decrease in the valuation allowance resulted in an increase in the carrying value of our deferred tax asset and an income tax benefit of $540,000 during fiscal 2004. During fiscal 2003, we recorded a 100% valuation allowance, an increase of $492,000, primarily as a result of (a) our history of operating losses, (b) uncertainty regarding future revenues and (c) business uncertainties at that time.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, we recorded a one-time gain of $3,714,000 for the release of debt described more fully in Note 2. F “Advance of Future Consulting Fees.” The one-time gain was excluded from taxable income as a result of our assessment of the solvency of VCAT immediately prior to the release of such debt pursuant to applicable tax regulations.

Note 12.    Commitments and Contingencies

A.    Lease Obligations

We have entered into or assumed operating leases for facilities and equipment that expire at various dates through fiscal 2007. The minimum future payments due under operating lease contracts at June 30, 2004 for the years ending June 30 are as follows:

2005	$48,997
2006	4,771
2007	3,181

Net minimum lease payments	$56,949

Rent expense for fiscal 2004 and 2003 was $92,000 and $54,000, respectively. Sub-lease revenue for fiscal 2004 and 2003 was $0 and $107,000, respectively. As of June 30, 2004 all sub-lease agreements have expired or have been terminated.

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

In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. We submitted Modification No. 1 and Modification No. 2 to the NIGC in September 1999 and June 2004, respectively. The review is currently pending. We believe that the 2004 Consulting Agreement is not a management agreement, however, there is no assurance that the NIGC will determine that the 2004 Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on our business and financial condition. If the NIGC concludes that the 2004 Consulting Agreement is not a management agreement, the NIGC will forward the 2004 Consulting Agreement to the BIA for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 2004 Consulting Agreement and failure to approve such agreement may have a material adverse effect on our business and financial condition.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). If the CGCC determines that we would not qualify for a gambling license under state law, the Barona Tribe would be required to terminate the 2004 Consulting Agreement. In July 2004, we received a letter from the Department of Justice of the State of California, Division of Gambling Control, stating that it had completed the background investigation and had forwarded to the California Gambling Control Commission a finding of suitability recommendation. The application is still pending. There can be no assurance that the CGCC will approve our application for a suitability determination, and failure to receive such approval may have a material adverse effect on our business and financial condition.

Note 13.    Stock Options

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

Stock options are granted by the Compensation Committee of our Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of our common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant. As of June 30, 2004, there were 5,083,569 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1995 Plan.

In 1996, we adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”). Under the terms of the 1996 Plan, options to purchase up to 100,000 shares of our common stock may be granted. In December 2000, the number of shares of common stock available for issuance was increased to 300,000. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant. As of June 30, 2004, there were 210,000 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1996 Plan.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the periods indicated:

	For the Year Ended June 30, 2004		For the Year Ended June 30, 2003
	Options Outstanding	Option Price Per Share	Options Outstanding	Option Price Per Share
Outstanding at beginning of year	5,693,250	$0.13 – $ 12.50	5,216,062	$0.13 – $ 12.50
Granted	10,000	$0.30	1,060,000	$0.25 – $ 0.50
Exercised	—	—	—	—
Cancelled	(45,000)	$0.25 – $ 4.00	(582,812)	$1.75 – $ 12.50

Outstanding at end of year	5,658,250	$0.13 – $ 12.50	5,693,250	$0.13 – $ 12.50

Options exercisable at year end	4,442,000	$0.13 – $ 12.50	3,855,750	$0.13 – $ 12.50
Weighted average fair value of options granted		$ 0.30		$ 0.38

The following table summarizes information concerning options outstanding at June 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable
$0.13 – $ 1.75	1,171,000	8.58	378,250
$2.09 – $ 3.75	3,457,250	4.04	3,091,250
$4.00 – $ 4.63	990,000	5.34	932,500
$7.50 – $12.50	40,000	5.62	40,000

	5,658,250		4,442,000

Note 14.    401(k) Savings Plan

We have a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary, subject to certain limitations. We have a policy to match 25% of employee contributions up to 6% of their gross pay and contributions made by us in connection with the 401(k) plan were $20,000 during fiscal 2004 and fiscal 2003.

Note 15.    Subsequent Events

On July 19, 2004, we entered into a Restructuring Agreement with our two note holders to restructure our outstanding debt to the note holders. Under the terms of the Restructuring Agreement, the parties agreed to reduce our aggregate outstanding debt to the note holders from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the note holders will exchange all the outstanding notes previously issued to them pursuant to the Stock Purchase Agreement, which will be cancelled pursuant to the Restructuring Agreement, for new notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was payable in two installments, with the first payment due on July 29, 2004 and the second payment due on September 17, 2004. The new notes did not bear interest. Both payments have been made.

The restructuring of the debt will be accounted for during the first quarter of fiscal 2005. The restructuring will result in a reduction in our long-term debt of $7,669,000 and an increase to stockholder’s equity of $7,669,000, as a result of the debt originally being issued in connection with the Stock Purchase Agreement described in Note 9. “Stock Repurchase/Long-Term Debt.”