Form 10QSB
period 2004-09-30
VENTURE CATALYST INC
filed 2004-11-15
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of October 31, 2004, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

	September 30, 2004 (unaudited)	June 30, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$3,498,936	$8,025,144
Consulting fee receivables-Barona Tribe	575,000	575,000
Deferred tax asset, current	279,000	14,338
Prepaid expenses and other current assets	262,071	220,853
Accounts receivable, net	217,742	26,752
Costs in excess of billings, uncompleted software contracts	4,106	—

Total current assets	4,836,855	8,862,087

Non-Current Assets:
Deferred tax asset, non-current	349,000	525,662
Property, plant and equipment, net	211,823	154,032
Restricted cash	43,360	—
Deposits and other assets	8,321	8,321

Total non-current assets	612,504	688,015

Total assets	$5,449,359	$9,550,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$699,427	$459,970
Accrued wages	452,951	516,899
Accounts payable and accrued expenses	391,639	298,866
Estimated loss, uncompleted software contracts	148,000	148,000
Deferred revenue, software support contracts	25,000	37,500
Current portion of long-term debt	—	4,300,000

Total current liabilities	1,717,017	5,761,235
Long-term debt	—	7,669,463

Total liabilities	1,717,017	13,430,698

Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	19,616,699	11,947,236
Retained deficit	(15,891,564)	(15,835,039)

Total shareholders’ equity (deficit)	3,732,342	(3,880,596)

Total liabilities and shareholders’ equity (deficit)	$5,449,359	$9,550,102

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2004	2003
Revenues:
Consulting services	$1,725,000	$1,950,900
Software products and related services	19,123	1,816

Total revenues	1,744,123	1,952,716

Cost of revenues:
Consulting services	613,547	603,153
Software products and related services	415,018	236,737

Total cost of revenues	1,028,565	839,890

Gross profit	715,558	1,112,826

Operating expenses:
General and administrative	644,963	629,767
Sales and marketing	215,939	238,606
Research and development	12,836	13,714

Total operating expenses	873,738	882,087

Operating (loss) profit	(158,180)	230,739

Other income (expense):
Interest income	13,388	13,839
Interest expense	—	(255,376)
Other gains	267	—

Other income (expense), net	13,655	(241,537)

Net loss before income tax benefit	(144,525)	(10,798)
Income tax benefit	88,000	—

Net loss	$(56,525)	$(10,798)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.01)	$(.00)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(56,525)	$(10,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,217	53,458
Gain on disposal of asset	(17)	—
Amortization of stock-based compensation	—	504
Interest expense, long-term debt	—	255,376
Changes in operating assets and liabilities	(68,531)	(207,712)

Net cash (used in) provided by operating activities	(99,856)	90,828

Cash flows used in investing activities:
Issuance of restricted cash	(43,360)	—
Purchase of furniture and equipment	(82,992)	(6,495)

Net cash used in investing activities	(126,352)	(6,495)

Cash flows used in financing activities:
Payment on long-term notes	(4,300,000)	—

Net cash used in financing activities	(4,300,000)	—

Net (decrease) increase in cash	(4,526,208)	84,333
Cash at beginning of period	8,025,144	6,835,190

Cash at end of period	$3,498,936	$6,919,523

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$900

Non cash financing and investing activities: (See Note 12 “Stock Repurchase / Long-Term Debt”)

The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 (“fiscal 2004”). Certain items in the financial statements for fiscal 2004 have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

We have provided services to the Barona Tribe since 1991. From April 1996 to March 31, 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 (“Modification No. 1”) on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004. On May 25, 2004 we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The 2004 Consulting Agreement expires March 31, 2009. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego.

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

Consulting revenues are recorded monthly, as earned, pursuant to the above referenced guidelines.

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

Our standard software contracts are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 81-1, contract accounting is applied to both the software and service elements of the arrangement. The final determination for revenue recognition and related accounting issues is made based on the specific details for each license arrangement, which could result in the application of alternative revenue recognition policies for individual arrangements.

We have been in the software business since November 2002 and, as of September 30, 2004, we have successfully completed two full installations of Mariposa. Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the software contracts, and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

	Three months ended September 30,
	2004	2003
Net loss:
As reported	$(56,525)	$(10,978)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(57,195)	(80,837)

Pro forma	$(113,720)	$(91,815)

Net loss per share:
As reported	$(.01)	$(.01)
Pro forma	$(.02)	$(.01)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. No stock options were issued in the three month period ended September 30, 2004 or 2003.

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

Capitalized Software

We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS 86”). Under SFAS 86, software costs incurred in connection with creating computer software products, which are to be marketed, are expensed as research and development until completion of a working model. Thereafter, all software development costs are capitalized until the product is completed and ready for sale. The capitalized software costs are subsequently reported at the lower of unamortized cost or estimated net realizable value. Capitalized software costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated useful life of the product. We periodically review capitalized software costs for impairment where the fair value is less than the carrying value.

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We amortized the capitalized software development costs on a straight-line basis over the estimated useful life of two years. All capitalized software development costs have been fully amortized as of March 31, 2004. Amortization of the capitalized software development costs, which is included in cost of revenues, was $0 and $32,000 during the three month period ended September 30, 2004 and 2003, respectively.

Cost of Revenues – Software Products and Related Services

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

We are incurring significant costs to correct minor technical problems (“bug fixes”) and to perform enhancements and improvements to the existing Mariposa software applications on an ongoing basis. These costs are being recorded as maintenance and support and are included in the cost of revenues for software products and related services. We expect to continue to incur significant costs for maintenance and support for our Mariposa software applications during fiscal 2005.

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

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”). The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of September 30, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement.

On May 25, 2004, we entered into an amendment and extension to the 1996 Consulting Agreement (“Modification No. 2”), which became effective as of April 1, 2004. We refer to the 1996 Consulting Agreement, as amended by Modification No. 2, as the “2004 Consulting Agreement.” The 2004 Consulting Agreement was effective April 1, 2004. Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated to the terms of the current Subordination Agreement. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension. In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

During the three months ended September 30, 2004 we earned $1,725,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the three months ended September 30, 2003. However, during the three months ended September 30, 2003, we earned $1,951,000 in “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

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

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from software contracts, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During the three months ended September 30, 2004 and 2003, revenues from the Barona Tribe were $1,725,000 and $1,951,000, respectively, representing substantially all of our total revenues.

Note 5. Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt and equity instruments with original maturities of three months or less.

We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts. Cash equivalents during the three months ended September 30, 2004, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities are reset every seven days in an auction process. Interest rates earned on such investments ranged from .81% to 1.9%.

Cash equivalents during the three months ended September 30, 2003, consisted of commercial paper and CD instruments with maturities ranging from three weeks to three months. Interest rates earned during the three months ended September 30, 2003 on such investments ranged from .89% to 1.09%.

Note 6. Restricted Cash

We issued an irrevocable letter of credit for $43,000 to satisfy terms of the lease agreement for our new office located in Las Vegas, Nevada. Such letter of credit will automatically renew on an annual basis until September 30, 2009, unless cancelled by the lessor. Pursuant to the lease terms, if we generate positive cash flow from operations for three consecutive quarters and have a positive stockholders equity balance, the letter of credit will be cancelled.

Note 7. Uncompleted Software Contracts

Billings and costs related to our uncompleted software contracts are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, uncompleted software contracts.” When billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, uncompleted software contracts.” Contracts are segregated for purposes of recording related assets and liabilities.

The following table is a summary of billings and costs for our uncompleted contracts for the three month period ended September 30, 2004:

Number of uncompleted contracts	5
Gross contracts amount	$2,128,473

Uncompleted contracts with costs in excess of billings:
Costs incurred	$116,606
Billings	112,500

Costs in excess of billings, uncompleted software contracts	$4,106

Uncompleted contracts with billings in excess of costs:
Billings	$781,023
Costs incurred	81,596

Billings in excess of costs, uncompleted software contracts	$699,427

Note 8. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended September 30, 2004:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2004	5,658,250	$0.13 - $12.50
Granted	—	—
Exercised	—	—
Cancelled	(60,000)	$0.13 - $2.41

Outstanding, September 30, 2004	5,598,250	$0.13 - $12.50

Note 9. Net Loss Per Share

Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted loss reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted loss per share for the three months ended:

	September 30,
	2004	2003
Net loss available to common shareholders	$(56,525)	$(10,978)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding - diluted	7,206,598	7,206,598

Net loss per common share – basic and diluted	$(.01)	$(.00)

Options to purchase 5,598,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at September 30, 2004, which expire on various future dates through 2013. During the quarter ending September 30, 2004, options to purchase 5,598,250 were not included in the calculation of EPS because the effect would have been anti-dilutive. During the quarter ending September 30, 2003 options to purchase 5,658,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

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

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other expense for the three months ended September 30, 2004 and 2003 is as follows:

	Consulting Services	Software	Total
Three months ended September 30, 2004:
Revenues	$1,725,000	$19,123	$1,744,123
Cost of revenues	613,547	415,018	1,028,565
Allocated operating expenses	537,564	336,174	873,738

Operating profit (loss)	$573,889	$(732,069)	(158,180)

Three months ended September 30, 2003:
Revenues	$1,950,900	$1,816	$1,952,716
Cost of revenues	603,153	236,737	839,890
Allocated operating expenses	527,675	354,413	882,088

Operating profit (loss)	$820,072	$(589,334)	230,738

Note 11. Income Taxes

During the three months ended September 30, 2004, we recorded an income tax benefit of $88,000 as a result of applying an estimated annual effective tax rate of 61% to the net loss for the period. The estimated annual effective tax rate is higher than the statutory rate primarily as a result of (a) estimated permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for the fiscal year ended June 30, 2005. The AMT credits were primarily generated from approximately $1,700,000 in taxable income as a result of the debt restructuring. The remaining amount of the debt restructuring of $5,969,000 will be reduced by certain tax attributes and will be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

Note 12. Stock Repurchase/ Long-Term Debt

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. As of June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our shareholder’s deficit balance at June 30, 2004, and our current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of September 30, 2004, no further payments are due under the notes. The new notes did not bear interest.

The original notes were recorded as additional consideration when issued pursuant to the Stock Purchase Agreement and were recorded as a reduction to shareholders’ equity at the time of issuance. In July 2004, we reduced the carrying amount of the debt by $7,669,000, the amount of the aggregate debt reduction under the terms of the Restructuring Agreement, which was recorded as an increase to our shareholders’ equity through an increase to our additional-paid-in capital account.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. Since the second quarter of fiscal 2003, we have operated two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing product and business development of Mariposa, a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This Report should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2004 (“fiscal 2004”).

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

During the three months ended September 30, 2004 we earned $1,725,000 in consulting fees pursuant to the 2004 Consulting Agreement in connection with the performance of consulting services for the Barona Tribe. During the three months ended September 30, 2003, we earned $1,951,000 in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extending of the 1996 Consulting Agreement.

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

In January 2003, as a sign of our “good faith” intentions in our discussions to restructure and extend our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we delivered a letter dated January 15, 2003 to the Barona Tribe, under which we:

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

As of September 30, 2004, we have five uncompleted software contracts that we have entered into that, if completed, will result in aggregate revenues of $2,128,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. During fiscal 2004 we recorded an estimated loss of $148,000 for one of the five uncompleted contracts. Although we expect to incur significant costs to complete the other four contracts, the amount of costs cannot be reasonably estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under the four contracts.

Historically, the majority of our software development, support, and installation and integration efforts (“software services”) have been performed by a third-party service firm. We are currently in the process of transitioning all software services from a third-party service firm to internal engineering resources. In connection with the transition, in August 2004, we reached an agreement with our third-party service firm which enabled us to hire four of their engineers for a fee of $117,000. In connection with this agreement, we mutually agreed to allow our agreement for software services to expire on December 31, 2004. Other than the one-time fee referenced above we do not expect this transition to have a material impact on our expenses.

On July 19, 2004, we entered into an agreement to restructure our principal indebtedness (the “Restructuring Agreement”) with the note holders. Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of September 30, 2004, no further payments are due under the notes and our long-term debt balance was zero.

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

We believe that revenue recognition and accounting for deferred income taxes are the most critical accounting policies that impact our financial statements.

Revenue Recognition-Consulting Services.

In accordance with the governing revenue recognition guidelines, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Revenues pursuant to the 2004 Consulting Agreement are recorded monthly, as earned, pursuant to the above referenced guidelines. Revenue relating to the good faith payments received from the Barona Tribe during the three months ended September 30, 2003 were recognized when the services with respect to which the payments were made were rendered, provided that we had received indications from the Barona Tribe that they intended to make a good faith payment for that period.

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

Our standard software contracts are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies and related accounting issues will be made based on the specific details of each arrangement, which could result in the application of alternative revenue recognition policies in the future.

We have been in the software business since November 2002, and as of September 30, 2004 we have successfully completed two full installations of Mariposa. Mariposa is a complex software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the software contracts, and customer acceptance rights, we are using the completed contract method and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

During the three months ended September 30, 2004, we increased our deferred tax assets by $88,000, as a result of applying our estimated annual effective tax rate to the current period loss. In connection with the debt restructuring discussed in greater detail under the caption “Liquidity and Capital Resources”, below, approximately $1,700,000 will be included in taxable income as a result of the restructuring. The remaining amount will reduce certain tax attributes and be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

Results of Operations

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003.

Revenues

Revenues for the three months ended September 30, 2004 were $1,744,000, compared to $1,953,000 during the same period last year.

During the three months ended September 30, 2004, we earned $1,725,000 in consulting fees for services provided to the Barona Tribe during the period pursuant to the 2004 Consulting Agreement. During the three months ended September 30, 2003, we earned $1,951,000 in consulting fees, resulting from three good faith payments from the Barona Tribe, for services provided during the period. The decrease is attributable to the fact that the fixed monthly consulting fees in the current period are less than the monthly “good faith” payments earned in the prior year period.

During the three months ended September 30, 2004, we earned $19,000 in revenues from our software products and related services compared to $2,000 earned in the prior year period. The increase was primarily the result of the addition of support fees earned in the current year period. We did not earn any support fees in the prior year period.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2004 were $1,029,000, compared to $840,000 during the three months ended September 30, 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs, related primarily to providing consulting services to the Barona Tribe. The cost of revenues during the three months ended September 30, 2004 in the consulting services division were $614,000, an increase of 2% compared to $603,000 recorded during the same period in last year. The increase was primarily the result of an increase in professional services of $26,000 and compensation and other personnel-related expenses of $7,000 partially offset by a reduction in other direct expenses of $23,000.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the three months ended September 30, 2004 increased 75% to $415,000 from $237,000 during the three months ended September 30, 2003. Expenses during the current year period increased primarily as a result of (a) a one-time fee of $117,000 paid to our third-party services firm in connection with the employment of four of their employees (b) an increase in compensation and other personnel-related expenses of $75,000, and (c) $18,000 in other direct costs. The increase was partially offset by a reduction in the amortization of capitalized software costs of $32,000 which were fully-amortized as of March 31, 2004.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 2% to $645,000 for the three months ended September 30, 2004, from $630,000 during the same period last year. The increase was primarily attributable to an increase in (a) professional services of $67,000, including an increase in fees for our outside auditor of $36,000 incurred in connection with the fiscal 2004 audit, and (b) facility costs of $23,000, including travel and lodging, telecommunications, computer supplies and software expenses incurred primarily in connection with the opening of our new office in Las Vegas, Nevada. The increase was partially offset by a decrease in (a) compensation and other personnel-related expenses of $23,000 and (b) insurance expense of $53,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended September 30, 2004, decreased 9% to $216,000 from $239,000 during the same period last year. The decrease was primarily a result of a decrease in (a) tradeshow costs and related expenses of $71,000 and (b) travel and lodging expenses of $11,000 related to sales efforts. The decreases were partially offset by an increase in (a) compensation and other personnel-related expenses of $31,000 related to business development efforts and (b) professional service expenses of $26,000, primarily related to website development and advertising.

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

During the three months ended September 30, 2004, research and development expenses decreased 6% to $13,000, from $14,000 during the same period last year. The decrease was a result of the reduction in the research and development services required by our third-party software development firm as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product enhancements and “bug fixes” of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the three months ended September 30, 2004, interest income decreased slightly to $13,000 compared to $14,000 for the same period last year. Interest expense decreased to $0 during the three months ended September 30, 2004, from $255,000 in the prior year period, as a result of the debt restructuring agreement in July 2004 discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

Income Tax Benefit

We recorded an income tax benefit of $88,000 during the three months ended September 30, 2004, as a result of applying our estimated annual effective tax rate to the loss recorded in the period. We did not record an income tax benefit in the prior year period as a valuation allowance was recorded to fully offset the income tax benefit resulting from the loss incurred in the period.

Liquidity and Capital Resources

Our principal sources of liquidity at September 30, 2004 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $3,499,000. During the three months ended September 30, 2004, our cash position decreased by $4,526,000 from the June 30, 2004 balance of $8,025,000. This decrease was a result of cash used in financing activities of $4,300,000, cash used in investing activities of $126,000, and cash used in operating activities of $100,000.

Cash used in financing activities of $4,300,000 resulted from the payments related to the restructured notes discussed in greater detail below. Cash used in investing activities of $126,000 resulted from the purchase of fixed assets of $83,000, primarily in connection with the opening of our new office in Las Vegas, Nevada in September 2004, and the issuance of a letter of credit of $43,000, pursuant to the new office lease terms. The cash used in operating activities of $100,000 resulted primarily from cash expenditures in excess of revenue received from the Barona Tribe and payments from clients for license and service fees pursuant to software contracts during the period.

We expect to continue to receive monthly consulting fee payments of $575,000, subject to an annual cost-of-living adjustment, from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. Over the next twelve months, we expect to receive up to $1,389,000 in additional payments pursuant to uncompleted software contracts which we have entered into. We expect to incur costs related to providing services to the Barona Tribe during fiscal 2005 at levels approximate to the levels being incurred currently. Although we expect to incur significance costs to complete the software contracts, we expect the aggregate costs to be less than revenues to be earned; however, the amount of costs cannot be estimated at this time.

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. As of June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our shareholders’ deficit balance at June 30, 2004 and current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

On July 19, 2004, we entered into a Restructuring Agreement with the Note Holders to restructure our principal indebtedness. Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of September 30, 2004, no further payments are due under the notes. The new notes did not bear interest.

In connection with a $200,000,000 loan obtained by the Barona Tribe in July 2001, we entered into a Subordination Agreement. The Subordination Agreement permits consulting fees or other amounts owed to us to be paid up to the amounts permitted under the debt coverage ratios set forth in the permanent financing loan agreement. No payments may be made if there is a default under the terms of the permanent financing loan agreement that has not been cured or waived. As of September 30, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the loan agreement. Our consulting fees under the 2004 Consulting Agreement are still subject to the Subordination Agreement.

As of September 30, 2004 our cash and cash equivalents were approximately $3,499,000. We believe our cash and cash equivalents, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months; however, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

Our cash and cash equivalents were $3,499,000 as of September 30, 2004. Our reduced cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

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

Exhibit No.	Description
10.1	Office Lease Agreement dated as of July 28, 2004, by and between Venture Catalyst Incorporated and McCarran Center, LC.

10.2	Debt Restructuring Agreement by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Henry Woods, dated as of July 19, 2004, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated July 19, 2004, filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.3	Promissory Note by and between Venture Catalyst Incorporated and Jonathan Ungar, dated as of July 19, 2004, previously filed as Exhibit 99.3 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.4	Promissory Note by and between Venture Catalyst Incorporated and Alan Henry Woods, dated as of July 19, 2004, previously filed as Exhibit 99.2 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: November 15, 2004	By:	/s/ L. DONALD SPEER, II
L. Donald Speer, II
Chairman of the Board and Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: November 15, 2004	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Office Lease Agreement dated as of July 28, 2004, by and between Venture Catalyst Incorporated and McCarran Center, LC.

10.2	Debt Restructuring Agreement by and among Venture Catalyst Incorporated, Jonathan Ungar and Alan Henry Woods, dated as of July 19, 2004, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated July 19, 2004, filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.3	Promissory Note by and between Venture Catalyst Incorporated and Jonathan Ungar, dated as of July 19, 2004, previously filed as Exhibit 99.3 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

10.4	Promissory Note by and between Venture Catalyst Incorporated and Alan Henry Woods, dated as of July 19, 2004, previously filed as Exhibit 99.2 to VCAT’s Current Report on Form 8-K dated July 19, 2004 filed with the Commission on July 19, 2004 (File No. 0-11532), which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.