Form 10QSB
period 2004-12-31
VENTURE CATALYST INC
filed 2005-02-14
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of January 31, 2005, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

	December 31, 2004 (unaudited)	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,235,629	$8,025,144
Consulting fee receivables-Barona Tribe	575,000	575,000
Deferred tax asset, current	300,000	14,338
Prepaid expenses and other current assets	298,809	220,853
Costs in excess of billings, uncompleted software contracts	108,929	—
Accounts receivable, net	70,409	26,752

Total current assets	4,588,776	8,862,087

Non-Current Assets:
Deferred tax asset, non-current	349,000	525,662
Property, plant and equipment, net	231,114	154,032
Restricted cash	43,360	—
Deposits and other assets	10,465	8,321

Total non-current assets	633,939	688,015

Total assets	$5,222,715	$9,550,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$675,481	$459,970
Accrued wages	350,024	516,899
Accounts payable and accrued expenses	317,539	298,866
Estimated loss, uncompleted software contracts	148,000	148,000
Deferred revenue, software support contracts	12,500	37,500
Current portion of long-term debt	—	4,300,000

Total current liabilities	1,503,544	5,761,235
Long-term debt	—	7,669,463

Total liabilities	1,503,544	13,430,698
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	19,616,699	11,947,236
Retained deficit	(15,904,735)	(15,835,039)

Total shareholders’ equity (deficit)	3,719,171	(3,880,596)

Total liabilities and shareholders’ equity (deficit)	$5,222,715	$9,550,102

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,
	2004	2003
Revenues:
Consulting services	$1,725,000	$1,950,900
Software products and related services	19,848	882

Total revenues	1,744,848	1,951,782

Cost of revenues:
Consulting services	630,115	727,797
Software products and related services	254,163	292,998

Total cost of revenues	884,278	1,020,795

Gross profit	860,570	930,987

Operating expenses:
General and administrative	755,052	639,140
Sales and marketing	156,520	90,955
Research and development	12,139	12,015

Total operating expenses	923,711	742,110

Operating (loss) profit	(63,141)	188,877

Other income (expense):
Interest income	12,631	14,206
Interest expense	—	(277,586)
Other gains	16,339	—

Other income (expense), net	28,970	(263,380)

Net loss before income tax benefit	(34,171)	(74,503)
Income tax benefit	21,000	—

Net loss	$(13,171)	$(74,503)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.00)	$(.01)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended December 31,
	2004	2003
Revenues:
Consulting services	$3,450,000	$3,901,800
Software products and related services	38,971	2,698

Total revenues	3,488,971	3,904,498

Cost of revenues:
Consulting services	1,243,662	1,330,950
Software products and related services	669,181	529,735

Total cost of revenues	1,912,843	1,860,685

Gross profit	1,576,128	2,043,813

Operating expenses:
General and administrative	1,400,015	1,268,909
Sales and marketing	372,459	329,561
Research and development	24,975	25,730

Total operating expenses	1,797,449	1,624,200

Operating (loss) profit	(221,321)	419,613

Other income (expense):
Interest income	26,018	28,044
Interest expense	—	(532,961)
Other gains	16,606	—

Other income (expense), net	42,624	(504,917)

Net loss before income tax benefit	(178,697)	(85,304)
Income tax benefit	109,000	—

Net loss	$(69,697)	$(85,304)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.01)	$(.01)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2004	2003
Increase (decrease) in cash:
Cash flows (used in) provided by operating activities:
Net loss	$(69,697)	$(85,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	52,297	105,175
Gain on disposal of asset	16,572	—
Amortization of stock-based compensation	—	1,060
Interest expense, long-term debt	—	532,961
Changes in operating assets and liabilities	(299,376)	(366,711)

Net cash (used in) provided by operating activities	(300,204)	187,181

Cash flows used in investing activities:
Issuance of restricted cash	(43,360)	—
Purchase of furniture and equipment	(145,951)	(17,112)

Net cash used in investing activities	(189,311)	(17,112)

Cash flows used in financing activities:
Payment on long-term notes	(4,300,000)	—

Net cash used in financing activities	(4,300,000)	—

Net (decrease) increase in cash	(4,789,515)	170,069
Cash at beginning of period	8,025,144	6,835,190

Cash at end of period	$3,235,629	$7,005,529

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$26,000	$900

Non-cash financing and investing activities: (See Note 12 “Stock Repurchase / Long-Term Debt”)

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Description of Business

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. As of December 31, 2004, we had one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”), a federally recognized, sovereign Native American tribe.

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

Our software division is dedicated to the ongoing product and business development of Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Consulting Services. In accordance with the SAB 101, Revenue Recognition in Financial Statements, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Software Products and Related Services. We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation and training (collectively, “professional services”) and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9. If the arrangement between us and the purchaser does not require significant production, modification or customization of software, we will generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collectibility is probable.

Our standard software contracts are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, ARB No. 45 and SOP 81-1, contract accounting is applied to both the software and service elements of the arrangement. The final determination for revenue recognition and related accounting issues is made based on the specific details for each software contract, which could result in the application of alternative revenue recognition policies for individual contracts.

As of December 31, 2004, we have successfully completed two full installations of Mariposa. Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the software contracts, and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Services not included in our software contracts are billed on a fixed fee or time and materials basis and revenues related to the additional services are recorded as services are provided.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

	Three months ended December 31,
	2004	2003
Net loss:
As reported	$(13,171)	$(74,503)
Deduct: Total stock-based compensation expense determined under fair value based method for all option grants, net of related tax effects	(48,911)	(73,030)

Pro forma	$(62,082)	$(147,533)

Net loss per share:
As reported	$(.01)	$(.01)
Pro forma	$(.01)	$(.02)

	Six months ended December 31,
	2004	2003
Net loss:
As reported	$(69,697)	$(85,304)
Deduct: Total stock-based compensation expense determined under fair value based method for all option grants, net of related tax effects	(106,106)	(153,688)

Pro forma	$(175,803)	$(238,992)

Net loss per share:
As reported	$(.01)	$(.01)
Pro forma	$(.02)	$(.03)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. Stock options to purchase 10,000 shares of common stock were granted during the three and six months ended December 31, 2004 and 2003. The following table shows the weighted average assumptions for the stock options granted:

	Three and six months ended December 31,
	2004	2003
Risk-free interest rate	3.5%	2.9%

Expected life (in years)	5	5

Expected volatility	2.3	2.5

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We amortized the capitalized software development costs on a straight-line basis over the estimated useful life of two years. All capitalized software development costs have been fully amortized as of March 31, 2004. Amortization of the capitalized software development costs, which is included in cost of revenues, was $0 and $32,000 during the three month period ended December 31, 2004 and 2003, respectively, and $0 and $64,000 during the six month period ended December 31, 2004 and 2003, respectively.

Cost of Revenues – Software Products and Related Services

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with integration, installation and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services.

We are incurring significant costs to perform enhancements and improvements to the existing Mariposa applications on an ongoing basis. These costs are being recorded as maintenance and support and are included in the cost of revenues for software products and related services. We expect to continue to incur significant costs for maintenance and support for our Mariposa applications during fiscal 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. and is effective for our first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

Note 3. Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, we provided services to the Barona Tribe pursuant to the 1996 Consulting Agreement and services are currently provided to the Barona Tribe pursuant to the 2004 Consulting Agreement, which expires March 31, 2009, unless renewed or extended.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Under the 1996 Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a formula that included a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe drew from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

On May 25, 2004, we entered into an amendment and extension to the 1996 Consulting Agreement (“Modification No. 2”), which became effective as of April 1, 2004. We refer to the 1996 Consulting Agreement, as amended by Modification No. 2, as the “2004 Consulting Agreement.” The 2004 Consulting Agreement was effective April 1, 2004. Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated under the terms of the current Subordination Agreement. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension. In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the financing loan agreement (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of December 31, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

During the three and six months ended December 31, 2004 we earned $1,725,000 and $3,450,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the three and six months ended December 31, 2003. However, during the three and six months ended December 31, 2003, we earned $1,951,000 and $3,902,000, respectively, in “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. The review is currently pending. In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). In January 2005, the CGCC approved the requested determination of suitability and we are now formally authorized to participate in the California tribal gaming market, subject to licensing requirements of the tribal gaming agencies.

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. During the three months ended December 31, 2004 and 2003, revenues from the Barona Tribe were $1,725,000 and $1,951,000, respectively, representing substantially all of our total revenues. During the six months ended December 31, 2004 and 2003, revenues from the Barona Tribe were $3,450,000 and $3,902,000, respectively, representing substantially all of our total revenues. Although we expect to generate revenues from software contracts and a new business advisory agreement we entered into in January 2005, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future.

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

Cash equivalents during the three and six months ended December 31, 2004, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities are reset every seven days in an auction process. Interest rates earned during the three and six months ended December 31, 2004, ranged from .81% to 1.17%.

Cash equivalents during the three and six months ended December 31, 2003, consisted of commercial paper and CD instruments with maturities ranging from three weeks to three months. Interest rates earned during the six months ended December 31, 2003 on such investments ranged from .89% to 1.09%.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The following table is a summary of billings and costs for our uncompleted contracts as of December 31, 2004:

Number of uncompleted contracts	6
Gross contracts amount	$2,185,973

Uncompleted contracts with costs in excess of billings:
Costs incurred	$221,429
Billings	112,500

Costs in excess of billings, uncompleted software contracts	$108,929

Uncompleted contracts with billings in excess of costs:
Billings	$821,023
Costs incurred	145,542

Billings in excess of costs, uncompleted software contracts	$675,481

Note 8. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the six months ended December 31, 2004:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2004	5,658,250	$0.13 - $12.50
Granted	10,000	$.43
Exercised	—	—
Cancelled	(60,000)	$0.13 - $2.41

Outstanding, December 31, 2004	5,608,250	$0.13 - $12.50

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9. Net Loss per Share

Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted loss reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted loss per share for the periods indicated:

	Three Months Ended December 31,
	2004	2003
Net loss available to common shareholders	$(13,171)	$(74,503)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding - diluted	7,206,598	7,206,598

Net loss per common share – basic and diluted	$(.00)	$(.01)

	Six Months Ended December 31,
	2004	2003
Net loss available to common shareholders	$(69,697)	$(85,304)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding - diluted	7,206,598	7,206,598

Net loss per common share – basic and diluted	$(.01)	$(.01)

Options to purchase 5,608,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at December 31, 2004, which expire on various future dates through 2014. During the three and six months ended December 31, 2004, options to purchase 5,608,250 shares of common stock, representing all outstanding options, were not included in the calculation of EPS because the effect would have been anti-dilutive. During the three and six months ended December 31, 2003 options to purchase 5,693,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other income (expense) for the three and six months ended December 31, 2004 and 2003 is as follows:

	Consulting Services	Software	Total
Three months ended December 31, 2004:
Revenues	$1,725,000	$19,848	$1,744,848
Cost of revenues	630,115	254,163	884,278
Allocated operating expenses	619,695	304,016	923,711

Operating profit (loss)	$475,190	$(538,331)	$(63,141)

Three months ended December 31, 2003:
Revenues	$1,950,900	$882	$1,951,782
Cost of revenues	727,797	292,998	1,020,795
Allocated operating expenses	520,407	221,703	742,110

Operating profit (loss)	$702,696	$(513,819)	$188,877

	Consulting Services	Software	Total
Six months ended December 31, 2004:
Revenues	$3,450,000	$38,971	$3,488,971
Cost of revenues	1,243,662	669,181	1,912,843
Allocated operating expenses	1,157,259	640,190	1,797,449

Operating profit (loss)	$1,049,079	$(1,270,400)	$(221,321)

Six months ended December 31, 2003:
Revenues	$3,901,800	$2,698	$3,904,498
Cost of revenues	1,330,950	529,735	1,860,685
Allocated operating expenses	1,048,084	576,116	1,624,200

Operating profit (loss)	$1,522,766	$(1,103,153)	$419,613

Note 11. Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized pursuant to SFAS No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In determining future taxable income, we are responsible for assumptions that require significant judgment. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for fiscal 2005, including the impact of the loss in the first two quarters of fiscal 2005.

During the three and six months ended December 31, 2004, we recorded an income tax benefit of $21,000 and $109,000, respectively, as a result of applying an estimated annual effective tax rate of 61% to the net loss for each period. The estimated annual effective tax rate is higher than the statutory rate primarily as a result of (a)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

estimated permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for the fiscal year ended June 30, 2005. The AMT credits were primarily generated from approximately $1,700,000 in taxable income as a result of the debt restructuring. The remaining amount of the debt restructuring of $5,969,000 will be reduced by certain tax attributes and will be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

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

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of December 31, 2004, no further payments are due under the notes. The new notes did not bear interest.

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

Our Consulting Services Division

As of December 31, 2004, we had one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”). Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. We have provided services to the Barona Tribe since 1991. From April 1996 through March 31, 2004, we provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004.

Under the 1996 Consulting Agreement, the amount, if any, that we were paid by the Barona Tribe for services rendered was determined using a formula that included a complex series of calculations that took into account (a) the monthly gross revenues of the Barona Valley Ranch; (b) the monthly cash and non-cash expenses (and capitalized interest of the Barona Tribe related to its operations during the development project); (c) the funds that the Barona Tribe draws from the gross revenues of the Barona Valley Ranch for the month; and (d) certain adjustments related to deferred consulting fees or distributions to the Barona Tribe from prior months.

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

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Subordination Agreement in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment to the related loan documents (as reaffirmed, the “Subordination Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the permanent financing loan agreement (the “Loan Agreement”) are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of December 31, 2004, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement are still subject to the Subordination Agreement.

During the three and six months ended December 31, 2004 we earned $1,725,000 and $3,450,000, respectively, in consulting fees pursuant to the 2004 Consulting Agreement in connection with the performance of consulting services for the Barona Tribe. During the three and six months ended December 31, 2003, we earned $1,951,000 and $3,902,000, respectively, in consulting fees in connection with the performance of consulting services for the Barona Tribe, which were fees voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extending of the 1996 Consulting Agreement.

On January 31, 2005 (the “Effective Date”) we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”). Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month from the Effective Date until groundbreaking on the Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement shall commence on the Effective Date and will end on the six (6) month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six (6) years and eleven (11) months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty (60) days written notice. The Advisory Agreement is subject to review by the National Indian Gaming Commission and possibly the Bureau of Indian Affairs.

In connection with the Advisory Agreement, we have offered to the Barona Tribe an opportunity to assist us in connection with the Advisory Agreement by allowing us to utilize some of the Barona Valley Ranch personnel in performing the services under the Advisory Agreement in exchange for a fee equal to 17 ½ percent of the fees received by us pursuant to the Advisory Agreement. If agreed to by the Barona Tribe, we will be better positioned to provide a wider scope of services to the Buena Vista Tribe with a reduced number of added resources and costs.

Our Software Division

During fiscal 2002, we completed development of a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct applications, each designed to address a specific set of requirements within the gaming and hospitality industry. The applications may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and may continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to install, support and continue development of Mariposa and/or related software products. This may involve material increases to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

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

As of December 31, 2004, we had six uncompleted software contracts that we had entered into that, if completed, will result in aggregate revenues of $2,186,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. During fiscal 2004, we recorded an estimated loss of $148,000 for one of the uncompleted software contracts. Although we expect to incur significant costs to complete the other software contracts, the amount of costs cannot be reasonably estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under the software contracts.

Historically, the majority of our software development, support, and installation and integration efforts (“software services”) have been performed by a third-party service firm. During the three months ended December 31, 2004, we completed the process of transitioning all software services from a third-party service firm to internal engineering resources. In connection with the transition, in August 2004, we reached an agreement with our third-party service firm which enabled us to hire four of their engineers for a fee of $117,000. In connection with this agreement, we mutually agreed to allow our agreement for software services to expire on December 31, 2004. Other than the one-time fee referenced above, we do not expect this transition to have a material impact on our expenses.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of December 31, 2004, no further payments are due under the notes and our long-term debt balance was zero. For further information relating to the restructuring, see the discussion below under the caption “Liquidity and Capital Resources.”

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

Revenues pursuant to the 2004 Consulting Agreement are recorded monthly, as earned, pursuant to the above referenced guidelines. Revenue relating to the good faith payments received from the Barona Tribe during the three and six months ended December 31, 2003 were recognized when the services with respect to which the payments were made were rendered, provided that we had received indications from the Barona Tribe that they intended to make a good faith payment for that period.

Revenue Recognition-Software Products and Related Services.

We expect to derive a portion of our revenues from licensing Mariposa and the sale of related professional services, including integration, installation and training (collectively, “professional services”) and maintenance and support services (“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

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

Our standard software contracts are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore contract accounting is applied to both the software and professional service elements of the arrangement. The final determination for revenue recognition policies and related accounting issues will be made based on the specific details of each software contract, which could result in the application of alternative revenue recognition policies in the future.

As of December 31, 2004, we have successfully completed two full installations of Mariposa. Mariposa is a complex software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. Initially, as a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and our ability to fulfill our obligations under the software contracts, and customer acceptance rights, we are using the completed contract method and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Billings and costs related to our uncompleted software contracts are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, uncompleted software contracts.” If billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, uncompleted software contracts.” Contracts are segregated for purposes of recording related assets and liabilities.

Services not included in our software contracts are billed on a fixed fee or time and materials basis and revenues related to the additional services are recorded as services are provided.

Support services are provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Deferred Income Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized pursuant to SFAS No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In determining future taxable income, we are responsible for assumptions that require significant judgment. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for fiscal 2005, including the impact of the loss in the first two quarters of fiscal 2005.

During the six months ended December 31, 2004, we increased our deferred tax assets by $109,000, as a result of applying our estimated annual effective tax rate to the loss for the period. In connection with the debt restructuring discussed in greater detail under the caption “Liquidity and Capital Resources”, below, approximately $1,700,000 will be included in taxable income as a result of the restructuring. The remaining amount of $5,969,000 will reduce certain tax attributes and be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

Results of Operations

Three Months Ended December 31, 2004 Compared with the Three Months Ended December 31, 2003.

Revenues

Revenues for the three months ended December 31, 2004 were $1,745,000, compared to $1,952,000 during the same period last year.

During the three months ended December 31, 2004, we earned $1,725,000 in consulting fees for services provided to the Barona Tribe during the period pursuant to the 2004 Consulting Agreement. During the three months ended December 31, 2003, we earned $1,951,000 in consulting fees, resulting from three good faith payments from the Barona Tribe, for services provided during the period. The decrease is attributable to the fact that the fixed monthly consulting fees in the current period are less than the monthly “good faith” payments earned in the prior year period.

During the three months ended December 31, 2004, we earned $20,000 in revenues from our software products and related services compared to $1,000 earned in the prior year period. The increase was primarily the result of the addition of support fees earned in the current period. We did not earn any support fees in the prior year period.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2004 were $884,000, compared to $1,021,000 during the three months ended December 31, 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs, related to providing consulting services to the Barona Tribe. The cost of revenues during the three months ended December 31, 2004 in the consulting services division were $630,000, a decrease of 13% compared to $728,000 recorded during the same period in last year. The decrease was primarily the result of a decrease of (a) $50,000 in client relations expenses and other direct costs, (b) $49,000 in charitable and political contributions, (c) $30,000 in professional services, and (d) $6,000 in compensation and other personnel-related expenses. The decrease was partially offset by an increase in (a) outside consultant expenses of $38,000.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with integration, installation and support services for our software products, compensation and other personnel-related expenses, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the three months ended December 31, 2004 decreased 13% to $254,000 from $293,000 during the three months ended December 31, 2003. Costs during the current period decreased primarily as a result of: (a) a decrease in expenses of $54,000 for a third-party services firm in connection with maintenance and support services for our software products; (b) a reduction in losses from uncompleted software contracts of $41,000; and (c) the reduction in the amortization of capitalized software costs of $32,000 which were fully-amortized as of March 31, 2004. The decrease was partially offset by an increase in (a) compensation and other personnel-related expenses of $57,000, (b) $18,000 in professional services, and (c) other direct costs of $14,000 incurred in our software division.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 18% to $755,000 for the three months ended December 31, 2004, from $639,000 during the same period last year. The increase was primarily attributable to an increase in: (a) professional services of $83,000, including an increase in legal fees and fees for our outside auditors; (b) facility and other costs of $60,000 incurred primarily in connection with the opening of our new office in Las Vegas, Nevada; and (c) compensation and other personnel-related expenses of $17,000. The increase was partially offset by a decrease in (a) insurance expense of $30,000 and (b) shareholder communication expenses of 17,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended December 31, 2004, increased 72% to $157,000 from $91,000 during the same period last year. The increase was primarily a result of an increase in (a) tradeshow costs and related marketing expenses of $55,000 and (b) compensation and other personnel-related expenses of $21,000 related to business development efforts. The increase was partially offset by a decrease in other expenses related to sales efforts of $10,000.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses and equipment and software used in the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During the three months ended December 31, 2004 and 2003, research and development expenses were $12,000. Expenses related to ongoing product enhancements and improvements of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the three months ended December 31, 2004, interest income decreased slightly to $13,000 compared to $14,000 for the same period last year. Interest expense decreased to $0 during the three months ended December 31, 2004, from $278,000 in the prior year period, as a result of the debt restructuring agreement in July 2004 discussed in greater detail under the caption “Liquidity and Capital Resources,” below.

Income Tax Benefit

We recorded an income tax benefit of $21,000 during the three months ended December 31, 2004, as a result of applying our estimated annual effective tax rate to the loss recorded in the period. We did not record an income tax benefit in the prior year period as a valuation allowance was recorded to fully offset the income tax benefit resulting from the loss incurred in the period.

Six Months Ended December 31, 2004 Compared with the Six Months Ended December 31, 2003.

Revenues

Revenues for the six months ended December 31, 2004 were $3,489,000, compared to $3,904,000 during the same period last year.

During the six months ended December 31, 2004, we earned $3,450,000 in consulting fees for services provided to the Barona Tribe during the period pursuant to the 2004 Consulting Agreement. During the six months ended December 31, 2003, we earned $3,902,000 in consulting fees, resulting from six good faith payments from the Barona Tribe, for services provided during the period. The decrease is attributable to the fact that the fixed monthly consulting fees in the current period are less than the monthly “good faith” payments earned in the prior year period.

During the six months ended December 31, 2004, we earned $39,000 in revenues from our software products and related services compared to $3,000 earned in the prior year period. The increase was primarily the result of the addition of support fees earned in the current year period. We did not earn any support fees in the prior year period.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2004 were $1,913,000, compared to $1,861,000 during the six months ended December 31, 2003.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs, related to providing consulting services to the Barona Tribe. The cost of revenues during the six months ended December 31, 2004 in the consulting services division were $1,244,000, a decrease of 7% compared to $1,331,000 recorded during the same period in last year. The decrease was primarily the result of a decrease in (a) client relations and related expenses of $87,000, (b) professional services of $49,000, (c) charitable and political contributions of $37,000 and (d) compensation and other personnel-related expenses of $12,000. The decrease was partially offset by an increase in (a) outside consulting costs of $73,000, and (b) support and maintenance costs of $25,000, related to our software products used by the Barona Tribe.

The cost of revenues in our software division consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with integration, installation and support services for our software products, compensation and other personnel-related expenses for internal engineering personnel, losses on uncompleted software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the six months ended December 31, 2004 increased 26% to $669,000 from $530,000 during the six months ended December 31, 2003. Costs during the current year period increased primarily as a result of increases in: (a) fees paid to a third-party services firm of $174,000; (b) an increase in compensation and other personnel-related expenses of $82,000 primarily resulting from the addition of internal engineering personnel; (c) $21,000 in other direct expenses in our software division; and (d) $12,000 in pass through expenses billed to clients. The increase was partially offset by a reduction in: (a) amortization of capitalized software costs of $64,000, which were fully-amortized as of March 31, 2004; (b) expenses of $45,000 for a third-party services firm; and (c) a reduction in losses from uncompleted software contracts of $41,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 10% to $1,400,000 for the six months ended December 31, 2004, from $1,269,000 during the same period last year. The increase was primarily attributable to an increase in (a) professional services of $151,000, primarily resulting from an increase in legal fees and fees for our outside auditors, and (b) facility and other costs of $81,000 incurred primarily in connection with the opening of our new office in Las Vegas, Nevada. The increase was partially offset by a decrease in (a) insurance expense of $82,000 and (b) shareholder communication expenses of $15,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the six months ended December 31, 2004, increased 13% to $372,000 from $330,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $53,000, (b) professional service expenses of $32,000, primarily related to website development and marketing efforts, and (c) printing costs for new marketing materials of $11,000. The increase was partially offset by a decrease in (a) travel and lodging expenses of $25,000 incurred in connection with business development efforts, (b) tradeshows and related marketing expenses of $22,000, and (c) $7,000 in other expenses related to sales efforts.

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

During the six months ended December 31, 2004, research and development expenses decreased 3% to $25,000, from $26,000 during the same period last year. The decrease was a result of the reduction compensation and costs for our third-party service firm incurred in connection with research and development as a result of the completion of the initial version of Mariposa. Expenses related to ongoing product enhancements and improvements of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the six months ended December 31, 2004, interest income decreased slightly to $26,000 compared to $28,000 for the same period last year. Interest expense decreased to $0 during the six months ended December 31, 2004, from $533,000 in the prior year period, as a result of the debt restructuring agreement in July 2004 discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

Income Tax Benefit

We recorded an income tax benefit of $109,000 during the six months ended December 31, 2004, as a result of applying our estimated annual effective tax rate to the loss recorded in the period. We did not record an income tax benefit in the prior year period as a valuation allowance was recorded to fully offset the income tax benefit resulting from the loss incurred in the period.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2004 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $3,236,000. During the six months ended December 31, 2004, our cash position decreased by $4,790,000 from the June 30, 2004 balance of $8,025,000. This decrease was a result of cash used in financing activities of $4,300,000, cash used in operating activities of $300,000, and cash used in investing activities of $190,000.

Cash used in financing activities of $4,300,000 resulted from the payments related to the restructured notes discussed in greater detail below. The cash used in operating activities of $300,000 resulted primarily from payments for operating expenses and operating liabilities in excess of revenues received from the Barona Tribe and fees received from clients pursuant to software contracts. Cash used in investing activities of $190,000 resulted from the purchase of fixed assets of $146,000, primarily in connection with the opening of our new office in Las Vegas, Nevada in September 2004, and the issuance of a letter of credit of $43,000, pursuant to the new office lease terms.

Subject to the terms of the Subordination Agreement, we expect to continue to receive monthly consulting fee payments of $575,000, subject to an annual cost-of-living adjustment, from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. Over the next twelve months, we expect to receive up to $1,253,000 in additional payments pursuant to uncompleted software contracts which we have entered into. We expect to incur costs related to providing services to the Barona Tribe during fiscal 2005 at levels approximate to the levels being incurred currently. Although we expect to incur significant costs to complete the software contracts, we expect the aggregate costs to be less than revenues to be earned; however, the amount of costs cannot be estimated at this time.

Under the terms of the Advisory Agreement, we have received $50,000 in fees from the Buena Vista Tribe for February 2005 services. We expect to receive monthly payments pursuant to the Advisory Agreement for the remainder of the term, which we believe will be at least 24 months.

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

On July 19, 2004, we entered into a Restructuring Agreement with the Note Holders to restructure our principal indebtedness. Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of December 31, 2004, no further payments are due under the notes. The new notes did not bear interest.

In January 2005, we filed suit against multiple parties for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. Although the amount is not determinable at this time, such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results, and financial condition. For a further discussion of the lawsuit, see “Part II, Item 1. Legal Proceedings”, herein.

As of December 31, 2004 our cash and cash equivalents were approximately $3,236,000. We believe our cash and cash equivalents, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months; however, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

Our cash and cash equivalents were $3,236,000 as of December 31, 2004. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona

Tribe under the applicable financing documents shall pay no fees to us if there is a default. In addition, one of those agreements also limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the loan agreement are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us, we will still be obligated to provide services to the Barona Tribe under the agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we may not be able to continue to operate our business.

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

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) which would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

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

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing the proprietary rights of others. To protect our proprietary technology, we rely primarily upon the protections afforded under the trade secret, copyright, trademark, and patent laws, as well as upon confidentiality procedures and contractual restrictions. Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products, obtain the source code to our software, or use other information that we regard as proprietary. Such parties may also attempt to develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or software. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results, and financial condition.

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

We are dependent upon our Chairman of the Board.

Our success largely depends upon the continued contributions of L. Donald Speer, II, our Chairman of the Board. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects. We have not entered into an employment agreement with Mr. Speer. If Mr. Speer were to leave VCAT or become unavailable, there can be no assurance that we will be able to find a suitable replacement, particularly in connection with our ability to perform consulting services to the Barona Tribe.

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

Changes in Internal Controls. As a result of the growth and the expected future growth in our software business, during the period covered by this report, we commenced a process of enhancing our internal control procedures to better assess the performance of our software contracts. We expect to complete this process by March 31, 2005. In addition, we plan to install systems to automate the enhanced internal control procedures. We expect that we will complete the system upgrades by June 30, 2005. Other than as described above, no change in the internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In January 2005, we filed suit against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by VCAT to provide software development, support, installation and integration services for VCAT, pursuant to development and services agreements. Our lawsuit alleges that the defendants breached these agreements, misappropriated our trade secrets and infringed on our copyrights by using our intellectual property to develop and distribute infringing software to compete with Mariposa. The lawsuit, filed in the U.S. District Court for the Southern District of California, requests injunctive relief against the defendants’ further use or copying of any part of our copyrighted materials and also requests compensation and punitive damages as a result of the defendants’ conduct in an amount to be proven at trial.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of VCAT was held on December 3, 2004 for the purpose of electing five directors to the Board of Directors. John Farrington, Jana McKeag, Greg Shay, Cornelius E. (“Neil”) Smyth, and L. Donald Speer, II were elected to serve as directors of the Company for a one-year terms expiring at the 2005 Annual Meeting of Stockholders. The tabulation of the votes cast for the election of directors was as follows:

Nominee	Votes For	Votes Withheld
John Farrington	6,039,351	51,006
Jana McKeag	6,006,291	84,066
Greg Shay	6,039,366	50,991
Cornelius E. (“Neil”) Smyth,	6,006,408	83,949
L. Donald Speer, II	6,006,388	83,969

Item 5. Other Information

On October 29, 2004, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement with Wells Fargo Bank, National Association, which is attached as Exhibit 10.1 hereto, and is incorporated herein by reference.

On December 6, 2004, we entered into a Second Amendment to Lease with The Hearn Company, as agent of THC Valley Corporate Center LLC, which is attached as Exhibit 10.2 hereto, and is incorporated herein by reference.

Item 6. Exhibits

The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

10.1	Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement by and Among Venture Catalyst Incorporated and Wells Fargo Bank, National Association, dated October 29, 2004.

10.2	Second Amendment to Lease between Venture Catalyst Incorporated and The Hearn Company, as agent of THC Valley Corporate Center LLC, dated December 6, 2004.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date:	February 14, 2005	By:	/s/ GREG SHAY
Greg Shay
Chief Executive Officer and President
(Authorized Signatory, Principal Executive Officer)

Date:	February 14, 2005	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement by and Among Venture Catalyst Incorporated and Wells Fargo Bank, National Association, dated October 29, 2004.

10.2	Second Amendment to Lease between Venture Catalyst Incorporated and The Hearn Company, as agent of THC Valley Corporate Center LLC, dated December 6, 2004.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.