Form 10QSB
period 2005-03-31
VENTURE CATALYST INC
filed 2005-05-13
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(619) 330-4000

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 30, 2005, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

	March 31, 2005 (unaudited)	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,621,899	$8,025,144
Consulting fee receivable-Barona Tribe	575,000	575,000
Prepaid expenses and other current assets	357,040	220,853
Deferred tax asset, current	256,000	14,338
Accounts receivable, net	168,388	26,752

Total current assets	4,978,327	8,862,087

Non-Current Assets:
Deferred tax asset, non-current	349,000	525,662
Property, plant and equipment, net	291,172	154,032
Restricted cash	43,360	—
Deposits and other assets	9,957	8,321

Total non-current assets	693,489	688,015

Total assets	$5,671,816	$9,550,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$819,526	$459,970
Accounts payable and accrued expenses	534,836	298,866
Accrued wages	443,019	516,899
Deferred revenue	126,500	37,500
Estimated loss, uncompleted software contracts	—	148,000
Current portion of long-term debt	—	4,300,000

Total current liabilities	1,923,881	5,761,235
Long-term debt	—	7,669,463

Total liabilities	1,923,881	13,430,698
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	19,616,699	11,947,236
Retained deficit	(15,875,971)	(15,835,039)

Total shareholders’ equity (deficit)	3,747,935	(3,880,596)

Total liabilities and shareholders’ equity (deficit)	$5,671,816	$9,550,102

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Consulting services	$1,825,843	$1,751,600
Software products and related services	341,668	275,824

Total revenues	2,167,511	2,027,424

Cost of revenues:
Consulting services	636,273	630,069
Software products and related services	291,503	717,762

Total cost of revenues	927,776	1,347,831

Gross profit	1,239,735	679,593

Operating expenses:
General and administrative	1,024,301	539,643
Sales and marketing	136,978	128,426
Research and development	23,472	13,477

Total operating expenses	1,184,751	681,546

Operating profit (loss)	54,984	(1,953)

Other income (expense):
Interest income	17,780	13,947
Interest expense	—	(277,586)
Other losses	—	(523)

Other income (expense), net	17,780	(264,162)

Net income (loss) before income tax provision	72,764	(266,115)
Provision for income taxes	44,000	—

Net income (loss)	$28,764	$(266,115)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic and diluted	$.00	$(.04)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,332,028	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2005	2004
Revenues:
Consulting services	$5,227,843	$5,605,400
Software products and related services	428,639	326,522

Total revenues	5,656,482	5,931,922

Cost of revenues:
Consulting services	1,826,603	1,932,328
Software products and related services	1,014,016	1,276,187

Total cost of revenues	2,840,619	3,208,515

Gross profit	2,815,863	2,723,407

Operating expenses:
General and administrative	2,424,316	1,808,551
Sales and marketing	509,436	457,988
Research and development	48,447	39,207

Total operating expenses	2,982,199	2,305,746

Operating (loss) profit	(166,336)	417,661

Other income (expense):
Interest income	43,798	41,991
Interest expense	—	(810,547)
Other gains (losses)	16,606	(523)

Other income (expense), net	60,404	(769,079)

Net loss before income tax benefit	(105,932)	(351,418)
Income tax benefit	65,000	—

Net loss	$(40,932)	$(351,418)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(.01)	$(.05)

Weighted average common shares outstanding:
Basic and diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2005	2004
Increase (decrease) in cash:
Cash flows provided by operating activities:
Net loss	$(40,932)	$(351,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,760	159,792
Estimated loss, uncompleted software contracts	(36,810)	—
Loss on disposal of asset	894	523
Amortization of stock-based compensation	—	1,718
Interest expense, long-term debt	—	810,547
Changes in operating assets and liabilities	154,998	(263,552)

Net cash provided by operating activities	154,910	357,610

Cash flows used in investing activities:
Issuance of restricted cash	(43,360)	—
Purchase of furniture and equipment	(214,795)	(41,229)

Net cash used in investing activities	(258,155)	(41,229)

Cash flows used in financing activities:
Payment on long-term notes	(4,300,000)	—

Net cash used in financing activities	(4,300,000)	—

Net (decrease) increase in cash	(4,403,245)	316,381
Cash at beginning of period	8,025,144	6,835,190

Cash at end of period	$3,621,899	$7,151,571

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$39,000	$913

Non-cash financing and investing activities: (See Note 10 “Stock Repurchase / Long-Term Debt”)

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Description of Business

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services, financial advisory services, public and governmental relations, strategic planning, technology solutions and professional and technical expertise. As of March 31, 2005, we had two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We have provided services to the Buena Vista Tribe since February 2005. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Consulting and Advisory Services. In accordance with the SAB 101, Revenue Recognition in Financial Statements, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. In January 2003, we granted the Barona Tribe a license to use Mariposa at the Barona Valley Ranch including maintenance and support services (See Note 3. “Agreements with the Barona Tribe and the Buena Vista Tribe”). Accordingly, we allocate a portion of the monthly consulting fees from the Barona Tribe to our software division, which are recorded monthly as earned. The allocation is based on the ‘fair value’ of Mariposa support services, which was determined by the value of comparable services provided to other Mariposa clients.

Advisory service revenues from the Buena Vista Tribe are recorded monthly as earned, pursuant to the above referenced guidelines.

For a detailed discussion relating to the terms of the 1996 Consulting Agreement and 2004 Consulting Agreement with the Barona Tribe, including the determination of consulting fees, and the terms of the Advisory Agreement with the Buena Vista Tribe, see Note 3. “Agreements with the Barona Tribe and the Buena Vista Tribe.”

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

Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. As a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of our software contracts. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Services not included in our software contracts are billed on a fixed fee or time and materials basis and revenues related to the additional services are recorded as services are provided.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Support services are provided pursuant to a separate contractual arrangement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Out-of-Pocket Expenses. We recognize revenues related to certain out-of-pocket expenses in accordance with EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. The out-of-pocket expenses rebilled to customers are included in revenues in the respective division.

Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income (loss) per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income (loss) and income (loss) per share would have been the pro forma net income (loss) and income (loss) per share amounts indicated below:

	Three months ended March 31,
	2005	2004
Net income (loss):
As reported	$28,764	$(266,115)
Deduct: Total stock-based compensation expense determined under fair value based method for all option grants, net of related tax effects	(14,291)	(46,500)

Pro forma	$14,473	$(312,615)

Net income (loss) per share:
As reported	$.00	$(.04)
Pro forma	$.00	$(.04)

	Nine months ended March 31,
	2005	2004
Net loss:
As reported	$(40,932)	$(351,418)
Deduct: Total stock-based compensation expense determined under fair value based method for all option grants, net of related tax effects	(129,924)	(200,188)

Pro forma	$(170,856)	$(551,606)

Net loss per share:
As reported	$(.01)	$(.05)
Pro forma	$(.02)	$(.08)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. Stock options to purchase 70,000 and 10,000 shares of common stock, respectively, were granted during the nine months ended March 31, 2005 and 2004. The following table shows the weighted average assumptions for the stock options granted:

	Three and nine months ended March 31,
	2005	2004
Risk-free interest rate	3.7%	3.0%
Expected life (in years)	5	5
Expected volatility	2.3	2.6

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

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. The initial version of Mariposa was completed on June 30, 2002 and no further capitalization is expected. We amortized the capitalized software development costs on a straight-line basis over the estimated useful life of two years. All capitalized software development costs have been fully amortized as of March 31, 2004. Amortization of the capitalized software development costs, which is included in cost of revenues, was $0 and $32,000 during the three month period ended March 31, 2005 and 2004, respectively, and $0 and $96,000 during the nine month period ended March 31, 2005 and 2004, respectively.

Cost of Revenues – Software Products and Related Services

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products, losses on software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services.

We are incurring significant costs to perform enhancements and improvements to the existing Mariposa applications on an ongoing basis. These costs are being recorded as maintenance and support and are included in the cost of revenues for software products and related services. We expect to continue to incur significant costs for maintenance and support for the Mariposa applications for the foreseeable future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005, or, in the case of small business issuers, the beginning of the fiscal year that begins after December 15, 2005. We are required to adopt SFAS 123R in the first quarter of the fiscal year ending June 30, 2007. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Note 2. Summary of Significant Accounting Policies – Stock Based Compensation.

Note 3. Agreements with the Barona Tribe and the Buena Vista Tribe

Agreement with the Barona Tribe

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 (“Modification No. 1”) on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004. On May 25, 2004 we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The 2004 Consulting Agreement expires March 31, 2009 unless renewed or extended.

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

Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, discussed below. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice. In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the financing loan agreement (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of March 31, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

During the three and nine months ended March 31, 2005 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the three and nine months ended March 31, 2004. However, during the three and nine months ended March 31, 2004, we earned “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

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

Agreement with the Buena Vista Tribe

On January 31, 2005 (the “Effective Date”) we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month from the Effective Date until groundbreaking on the Tribe’s casino; (b) $100,000 per month from groundbreaking until six months

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement shall commence on the Effective Date and will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2007.

Gaming Authority Regulations

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. The review is currently pending. In addition, the National Indian Gaming Commission (the “NIGC”), and, the Bureau of Indian Affairs (the “BIA”) if necessary, have not yet approved the 2004 Consulting Agreement. The Advisory Agreement with the Buena Vista Tribe also may be subject to review by the NIGC and possibly the BIA. In August 2003, we submitted an application for a suitability determination to the California Gambling Control Commission (the “CGCC”). In January 2005, the CGCC approved the requested determination of suitability and we are now formally authorized to participate in the California tribal gaming market, subject to licensing requirements of the tribal gaming agencies.

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. During the three months ended March 31, 2005 and 2004, revenues from the Barona Tribe were $1,725,000 and $1,776,000, respectively, representing 80% and 88% of our total revenues, respectively. During the nine months ended March 31, 2005 and 2004, revenues from the Barona Tribe were $5,175,000 and $5,677,000 respectively, representing 91% and 96% of our total revenues, respectively. Although we expect to generate revenues from software contracts and the Advisory Agreement, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future.

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

Cash equivalents during the three and nine months ended March 31, 2005, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities were reset every seven days in an auction process. There were no outstanding auction rate securities at March 31, 2005. Interest rates earned during the three and nine months ended March 31, 2005, ranged from 0.8% to 1.9%.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Cash equivalents during the three and nine months ended March 31, 2004, consisted of commercial paper and CD instruments with maturities ranging from three weeks to three months. Interest rates earned during the nine months ended March 31, 2004 on such investments ranged from 0.9% to 1.2%.

Note 5. Restricted Cash

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

Note 6. Uncompleted Software Contracts

Billings and costs related to our uncompleted software contracts are accumulated on the balance sheet. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, uncompleted software contracts.” When billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, uncompleted software contracts.” Software contracts are segregated for purposes of recording related assets and liabilities.

The following table is a summary of billings and costs for our uncompleted software contracts as of March 31, 2005:

Number of uncompleted software contracts	5
Gross uncompleted software contracts amount	$2,445,473

Uncompleted software contracts with billings in excess of costs:
Billings	$1,025,773
Costs incurred	206,247

Billings in excess of costs, uncompleted software contracts	$819,526

Note 7. Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted income (loss) reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Net income (loss) available to common shareholders	$28,764	$(266,115)

Weighted average shares outstanding – basic	7,206,598	7,206,598
Effect of dilutive options	125,430	—

Weighted average shares outstanding – diluted	7,332,028	7,206,598

Net income (loss) per common share – basic and diluted	$.00	$(.04)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

	Nine Months Ended March 31,
	2005	2004
Net loss available to common shareholders	$(40,932)	$(351,418)

Weighted average shares outstanding – basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding – diluted	7,206,598	7,206,598

Net loss per common share – basic and diluted	$(.00)	$(.05)

Options to purchase 5,668,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at March 31, 2005, which expire on various future dates through 2015. During the three months ended March 31, 2005, options to purchase 5,095,583 shares of common stock with exercise prices greater than the average fair market value of our stock of $.37, were not included in the calculation of EPS because they were anti-dilutive. During the nine months ended March 31, 2005 options to purchase 5,668,250 shares of common stock were not included in the calculation of EPS because they were anti-dilutive, During the three and nine months ended March 31, 2004 options to purchase 5,693,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

Note 8. Segment Reporting

We operate with two business divisions, consulting services and software, which comprise our segments. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other income (expense) for the three and nine months ended March 31, 2005 and 2004 is as follows:

	Consulting Services	Software	Total
Three months ended March 31, 2005:
Revenues	$1,825,843	$341,668	$2,167,511
Cost of revenues	636,273	291,503	927,776
Allocated operating expenses	833,139	351,612	1,184,751

Operating profit (loss)	$356,431	$(301,447)	$54,984

Three months ended March 31, 2004:
Revenues	$1,751,600	$275,824	$2,027,424
Cost of revenues	630,069	717,762	1,347,831
Allocated operating expenses	444,557	236,989	681,546

Operating profit (loss)	$676,974	$(678,927)	$(1,953)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

	Consulting Services	Software	Total
Nine months ended March 31, 2005:
Revenues	$5,227,843	$428,639	$5,656,482
Cost of revenues	1,826,603	1,014,016	2,840,619
Allocated operating expenses	1,990,397	991,802	2,982,199

Operating profit (loss)	$1,410,843	$(1,577,179)	$(166,336)

Nine months ended March 31, 2004:
Revenues	$5,605,400	$326,522	$5,931,922
Cost of revenues	1,932,328	1,276,187	3,208,515
Allocated operating expenses	1,492,641	813,105	2,305,746

Operating profit (loss)	$2,180,431	$(1,762,770)	$417,661

Note 9. Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized pursuant to SFAS No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In determining future taxable income, we are responsible for assumptions that require significant judgment. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for fiscal 2005, including the impact of the loss for the nine months ended March 31, 2005.

During the three months ended March 31, 2005, we recorded an income tax provision of $44,000 as a result of applying an estimated annual effective tax rate of 61% to the net income for the period. During the nine months ended March 31, 2005, we recorded an income tax benefit of $65,000 as a result of applying an estimated annual effective tax rate of 61% to the net loss for the period. The estimated annual effective tax rate is higher than the statutory rate primarily as a result of (a) estimated permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for the fiscal year ended June 30, 2005. The AMT credits were primarily generated from approximately $1,700,000 in taxable income as a result of the debt restructuring. The remaining amount of the debt restructuring of $5,969,000 will be reduced by certain tax attributes and will be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new non-interest bearing promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of March 31, 2005, no further payments were due under the new notes.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing product and business development of Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This Report should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2004 (“fiscal 2004”).

Our Consulting Services Division

As of March 31, 2005, we had two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity. We have provided services to the Barona Tribe since 1991. From April 1996 through March 2004, we provided consulting services to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as modified on February 17, 1998 (“the 1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004.

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

On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement. Modification No. 2 was effective April 1, 2004. Under Modification No. 2, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. Fees under the agreement will continue to be subordinated to the terms of the Subordination Agreement relating to the Barona Tribe’s loan agreement with Wells Fargo Bank, N.A., which was used to develop the Barona Valley Ranch. Unless otherwise referenced herein, the 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice.

In connection with Modification No. 2, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on VCAT’s financial statements as “advances of future consulting fees.” Modification No. 2 also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Subordination Agreement in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment to the related loan documents (as reaffirmed, the “Subordination Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the permanent financing loan agreement (the “Loan Agreement”) are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of March 31, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement are still subject to the Subordination Agreement.

During the three and nine months ended March 31, 2005 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the three and nine months ended March 31, 2004. However, during the three and nine months ended March 31, 2004, we earned “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

On January 31, 2005 (the “Effective Date”) we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month from the Effective Date until groundbreaking on the Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement shall commence on the Effective Date and will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2007.

In connection with the Advisory Agreement, we have offered to the Barona Tribe an opportunity to assist us in connection with the Advisory Agreement by allowing us to utilize some of the Barona Valley Ranch personnel in performing the services under the Advisory Agreement in exchange for a fee equal to 17 1/2 percent of the fees received by us pursuant to the Advisory Agreement. If agreed to by the Barona Tribe, we believe that we will be better positioned to provide a wider scope of services to the Buena Vista Tribe with a reduced number of added resources and costs.

Our Software Division

During fiscal 2002, we completed development of the initial version of a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct applications, each designed to address a specific set of requirements within the gaming and hospitality industry. The applications may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and may continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to install, support and continue development of Mariposa and/or related software products. This may involve material increases to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

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

As of March 31, 2005, we had 5 uncompleted software contracts that we had entered into that, if completed, will result in aggregate revenues of $2,445,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. There can be no assurance that we will complete all of the contracts or, that if all of the contracts are completed, that they will be completed pursuant to existing terms. We expect to incur significant costs to complete each of the software contracts but the amount of costs cannot be reasonably estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

Historically, the majority of our software development, support, and installation and integration services (“software services”) were performed by a third-party service firm. As of December 31, 2004, we completed the process of transitioning all software services from a third-party service firm to internal engineering resources. In connection with the transition, in August 2004, we reached an agreement with our third-party service firm which enabled us to hire four of their engineers for a fee of $117,000. In connection with this agreement, we mutually agreed to allow our agreement for software services to expire on December 31, 2004.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of March 31, 2005, no further payments are due under the notes and our long-term debt balance was zero. For further information relating to the restructuring, see the discussion below under the caption “Liquidity and Capital Resources.”

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

Revenue Recognition-Consulting Services Division.

In accordance with the governing revenue recognition guidelines, revenue for consulting and advisory services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. In January 2003, we granted the Barona Tribe a perpetual license to use Mariposa at the Barona Valley Ranch including maintenance and support services, described above. Accordingly, we allocate a portion of the monthly consulting fees from the Barona Tribe to our software division, which are recorded monthly as earned. The allocation is based on the ‘fair value’ of Mariposa support services, which was determined by the value of comparable services provided to other Mariposa clients

Advisory service revenues from the Buena Vista Tribe are recorded monthly as earned, pursuant to the above referenced guidelines.

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

In accordance with the governing revenue recognition guidelines, if the arrangement between vendor and purchaser does not require significant production, modification or customization of software, revenue should be recognized when all of the following criteria are met:

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

Mariposa is a complex software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. As a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and customer acceptance rights, we are using the completed contract method and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

Deferred Income Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized pursuant to SFAS No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In determining future taxable income, we are responsible for assumptions that require significant judgment. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for fiscal 2005, including the impact of the loss for the nine months ended March 31, 2005.

During the nine months ended March 31, 2005, we increased our deferred tax assets by $65,000, as a result of applying our estimated annual effective tax rate to the loss for the period. In connection with the debt restructuring discussed in greater detail under the caption “Liquidity and Capital Resources”, below, approximately $1,700,000 will be included in taxable income as a result of the restructuring. The remaining amount of $5,969,000 will reduce certain tax attributes and be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

Results of Operations

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004.

Revenues

Revenues for the three months ended March 31, 2005 were $2,168,000 compared to $2,027,000 during the same period last year.

During the three months ended March 31, 2005, we earned $1,826,000 in revenues from our consulting services division compared to $1,752,000 earned in the prior year period. During the three months ended March 31, 2005, we earned (a) $1,701,000 in fees for consulting services provided to the Barona Tribe; (b) $100,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $25,000 in other revenues primarily resulting from out-of-pocket expenses rebilled to customers. During the three months ended March 31, 2004, we earned $1,752,000 in consulting fees, resulting from three good faith payments from the Barona Tribe, for consulting services provided during the period.

During the three months ended March 31, 2005, we earned $342,000 in revenues from our software products and related services compared to $276,000 earned in the prior year period. The revenues in the current year period resulted from (a) $300,000 in revenues from the completion of software contracts; (b) support fees of

$37,000, and (c) $5,000 from out-of-pocket expenses rebilled to customers. In the prior year period, revenues consisted of (a) $250,000 from the completion of a software contract, (b) $24,000 for software support services provided to the Barona Tribe, and (c) $2,000 from out-of-pocket expenses rebilled to customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2005 were $928,000, compared to $1,348,000 during the three months ended March 31, 2004.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses, travel and lodging expenses, out-of-pocket expenses rebilled to customers, and other direct costs related to providing consulting services to the Barona Tribe and advisory services to the Buena Vista Tribe. The cost of revenues during the three months ended March 31, 2005 in the consulting services division were $636,000 compared to $630,000 recorded during the same period last year. The slight increase was primarily the result of an increase of (a) $22,000 in compensation and other personnel related expenses, (b) $22,000 from out-of-pocket expenses rebilled to customers, and (c) $15,000 for third-party consultants and other direct costs. The increase was offset by a decrease of (a) $29,000 in client relations expenses and (b) $24,000 in professional services.

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products, losses on software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the three months ended March 31, 2005 decreased 59% to $292,000 from $718,000 during the three months ended March 31, 2004. Costs during the current period decreased primarily as a result of decreases in (a) losses from software contracts of $195,000; (b) costs for a third-party development firm and compensation and other personnel-related expenses of $163,000 incurred in connection with maintenance and support of our software products; (c) installation and integration costs of $40,000 recognized in connection with completed software contracts; and (d) amortization of capitalized software costs of $32,000, which were fully-amortized as of March 31, 2004.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 90% to $1,024,000 for the three months ended March 31, 2005, from $540,000 during the same period last year. The increase was primarily attributable to increases in (a) professional services of $399,000, primarily comprised of legal fees and forensic consulting service providers in connection with the software related litigation; (b) facility and other related costs of $49,000 incurred primarily in connection with the opening of our new office in Las Vegas, Nevada; (c) compensation and other personnel-related expenses of $48,000; and (d) shareholder communication expenses and other costs of $14,000. The increase was partially offset by a decrease in insurance expense of $26,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended March 31, 2005, increased 7% to $137,000 from $128,000 during the same period last year. The increase was primarily a result of an increase in (a) tradeshow costs and related marketing expenses of $12,000 and (b) compensation and other personnel-related expenses of $8,000 from business development efforts. The increase was partially offset by a decrease in other expenses related to sales efforts of $11,000.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses and equipment and software used in the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During the three months ended March 31, 2005 research and development expenses were $23,000 compared to $13,000 in the same period last year. The increase was a result of the increase in compensation and other personnel related costs of $16,000, partially offset by a decrease in (a) costs of $3,000 for a third-party service firm incurred in connection with research and development and (b) other costs related to research and development of $3,000. Expenses related to ongoing product enhancements and improvements of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the three months ended March 31, 2005, interest income increased to $18,000 compared to $14,000 for the same period last year, primarily as a result of an increase in interest rates. Interest expense decreased to $0 during the three months ended March 31, 2005, from $278,000 in the prior year period, as a result of the debt restructuring agreement in July 2004 discussed in greater detail under the caption “Liquidity and Capital Resources,” below.

Income Tax Provision

We recorded an income tax provision of $44,000 during the three months ended March 31, 2005, as a result of applying our estimated annual effective tax rate to the income recorded in the period. We did not record an income tax benefit in the prior year period as a valuation allowance was recorded to fully offset the income tax benefit resulting from the loss incurred in the period.

Nine Months Ended March 31, 2005 Compared with the Nine Months Ended March 31, 2004.

Revenues

Revenues for the nine months ended March 31, 2005 were $5,656,000, compared to $5,932,000 during the same period last year.

During the nine months ended March 31, 2005, we earned $5,228,000 in revenues from our consulting services division compared to $5,605,000 earned in the prior year period. During the nine months ended March 31, 2005, we earned (a) $5,103,000 in fees for consulting services provided to the Barona Tribe; (b) $100,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $25,000 in other revenues primarily resulting from out-of-pocket expenses rebilled to customers. During the nine months ended March 31, 2004, we earned $5,605,000 in consulting fees, resulting from nine good faith payments from the Barona Tribe, for consulting services provided during the period.

During the nine months ended March 31, 2005, we earned $429,000 in revenues from our software products and related services compared to $327,000 earned in the prior year period. The revenues in the current year period resulted from (a) $300,000 in revenues from the completion of software contracts; (b) support fees of $110,000, and (c) $19,000 from out-of-pocket expenses rebilled to customers. In the prior year period, revenues consisted of (a) $250,000 from the completion of a software contract, (b) $72,000 for software support services provided to the Barona Tribe, and (c) $5,000 from out-of-pocket expenses rebilled to customers.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2005 were $2,841,000, compared to $3,209,000 during the nine months ended March 31, 2004.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses, travel and lodging expenses, out-of-pocket expenses rebilled to customers, and other direct costs related to providing consulting services to the Barona Tribe and advisory services to the Buena Vista Tribe. The cost of revenues during the nine months ended March 31, 2005 in the consulting services division were $1,827,000, a decrease of 5% compared to $1,932,000 recorded during the same period last year. The decrease was primarily the result of a decrease of (a) $104,000 in client relations expenses, (b) $73,000 in professional services, and (c) $46,000 in political and charitable contributions and other direct costs in our consulting services division. The decrease was partially offset by an increase of (a) $86,000 for third-party consultants, (b) $22,000 from out-of-pocket expenses rebilled to customers, and (c) $10,000 for compensation and other personnel related expenses.

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products, losses on software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in the software division during the nine months ended March 31, 2005 decreased 20% to $1,014,000 from $1,276,000 during the nine months ended March 31, 2004. Costs during the current period decreased primarily as a result of decreases in (a) losses from software contracts of $237,000; (b) costs of $164,000 for a third-party development firm in the prior year period in connection with maintenance and support services for our software products; (c) amortization of capitalized software costs of $95,000, which were fully-amortized as of March 31, 2004; and (d) installation and integration costs of $40,000 recognized in connection with completed contracts. The decrease was partially offset by a one-time fee of $117,000 paid to a third-party development firm in August 2004, in connection with an agreement allowing us to hire four of their engineers, and an increase in: (a) compensation and other personnel-related expenses of $75,000; (b) $53,000 in professional services; (c) $15,000 for out-of-pocket expenses rebilled to customers; and (d) other direct costs related to our software products and related services of $12,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 34% to $2,424,000 for the nine months ended March 31, 2005, from $1,809,000 during the same period last year. The increase was primarily attributable to an increase in (a) professional services of $550,000, primarily comprised of legal fees and forensic consulting service providers, in connection with the software related litigation, (b) facility and other related costs of $132,000 incurred primarily in connection with the opening of our new office in Las Vegas, Nevada, and (c) compensation and other personnel-related expenses of $42,000. The increase was partially offset by a decrease in insurance expense of $108,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the nine months ended March 31, 2005, increased 11% to $509,000 from $458,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $60,000 and (b) professional service expenses of $34,000, primarily related to website development and marketing efforts. The increase was partially offset by a decrease in (a) $32,000 in expenses related to sales efforts, primarily travel and lodging and business meals and entertainment, and (b) $11,000 for marketing programs, including advertising and trade shows and related expenses.

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

During the nine months ended March 31, 2005, research and development expenses increased 24% to $48,000, from $39,000 during the same period last year. The increase was a result of the increase in compensation and other personnel related costs of $21,000, partially offset by a decrease in (a) costs of $9,000 for a third-party service firm incurred in connection with research and development and (b) other costs related to research and development of $2,000. Expenses related to ongoing product enhancements and improvements of Mariposa since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the nine months ended March 31, 2005, interest income increased slightly to $44,000 compared to $42,000 for the same period last year. Interest expense decreased to $0 during the nine months ended March 31, 2005, from $811,000 in the prior year period, as a result of the debt restructuring agreement in July 2004 discussed in greater detail under the caption “Liquidity and Capital Resources”, below.

Income Tax Benefit

We recorded an income tax benefit of $65,000 during the nine months ended March 31, 2005, as a result of applying our estimated annual effective tax rate to the loss recorded in the period. We did not record an income tax benefit in the prior year period as a valuation allowance was recorded to fully offset the income tax benefit resulting from the loss incurred in the period.

Liquidity and Capital Resources

Our principal sources of liquidity at March 31, 2005 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $3,622,000. During the nine months ended March 31, 2005, our cash position decreased by $4,403,000 from the June 30, 2004 balance of $8,025,000. This decrease was a result of cash used in financing activities of $4,300,000, cash used in investing activities of $258,000, partially offset by cash provided by operating activities of $155,000.

Cash used in financing activities of $4,300,000 resulted from the payments related to the restructured notes discussed in greater detail below. Cash used in investing activities of $258,000 resulted from the purchase of fixed assets of $215,000, primarily in connection with the opening of our new office in Las Vegas, Nevada in September 2004, and the issuance of a letter of credit of $43,000, pursuant to the new office lease terms. The cash provided by operating activities of $155,000 resulted primarily from revenues received from the Barona Tribe and the Buena Vista Tribe and payments received from clients pursuant to software contracts in excess of payments for operating expenses and operating liabilities.

Subject to the terms of the Subordination Agreement, we expect to continue to receive monthly consulting fee payments of $575,000, subject to an annual cost-of-living adjustment, from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. We expect to incur costs related to providing services to the Barona Tribe during the next twelve months at levels approximate to the levels being incurred currently. Unless earlier terminated, we expect to continue to receive monthly payments from the Buena Vista Tribe, pursuant to the terms of the Advisory Agreement, for the remainder of the term, which we believe will be at least 24 months. We expect to incur added costs in our consulting services division related to providing services to the Buena Vista Tribe during the next twelve months, and thereafter, at increasing levels during the course of the agreement.

Over the next twelve months, we expect to receive up to $1,611,000 in additional payments from clients in our software division pursuant to uncompleted software contracts which we have entered into. There can be no assurance that all of the contracts will be completed and that all remaining payments will be made to us or, that if all contracts are completed, that they will be completed pursuant to existing terms. Although we expect to incur significant costs to complete the software contracts the amount of costs cannot be estimated at this time. However, we expect the aggregate costs to be incurred to be less than revenues to be earned.

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

On July 19, 2004, we entered into a Restructuring Agreement with the Note Holders to restructure our principal indebtedness. Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of March 31, 2005, no further payments are due under the notes. The new notes did not bear interest.

In January 2005, we filed suit against multiple parties for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. Although the amount is not determinable at this time, such litigation has resulted in substantial costs and a diversion of resources and could continue to result in substantial costs and a diversion of resources that could have a material adverse effect on our business, operating results, and financial condition. For a further discussion of the lawsuit, see “Part II, Item 1. Legal Proceedings”, herein.

As of March 31, 2005, our cash and cash equivalents were approximately $3,622,000. We believe our cash and cash equivalents, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months; however, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

Our cash and cash equivalents were $3,622,000 as of March 31, 2005. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently substantially dependent upon one client, the Barona Tribe.

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

In March 1999, the National Indian Gaming Commission (the “NIGC”) commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. Such review is still pending. In addition, the NIGC, and the Bureau of Indian Affairs (the “BIA”), if necessary, have not yet approved the 2004 Consulting Agreement. If the 2004 Consulting Agreement is not approved or is significantly modified by regulatory authorities to our detriment, or if the review by the NIGC of our relationship with the Barona Tribe is adverse to us, such action(s) could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

There has been an increase in competition in the San Diego market.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the San Diego marketplace and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) which would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement with nine months notice or on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

Risks Related to Mariposa and our Software Business

We may not be able to compete in the CRM software market.

We compete in the highly competitive CRM software market. A principal source of competition is the internal information technology departments at potential customers, which may develop systems that provide for some or all of the functionality of our software applications. Our products compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have a longer operating history, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

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

We have filed four U.S. patent applications, three of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. In addition, we may file additional patent applications in the future. It is possible that these patent applications will not issue as patents and that, even if issued, the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable; that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us, or at all, which could materially harm our business.

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

Approval of the Advisory Agreement with the Buena Vista Tribe may be subject to review by the NIGC and the BIA.

The Advisory Agreement with the Buena Vista Tribe may be subject to review by the NIGC and the BIA. If the Advisory Agreement is subject to review and is not approved or is significantly modified by regulatory authorities to our detriment, such action could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

We are dependent upon our Chairman of the Board and other key personnel.

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

Changes in Internal Controls. As a result of the growth and the expected future growth in our software business, during the three month period ended December 31, 2004, we completed a process of enhancing our internal control procedures to better assess the performance of our software contracts. In addition, we commenced installation and integration of systems to automate the enhanced internal control procedures. We expect that we will complete the system upgrades by September 30, 2005, 90 days longer than our initial and previously disclosed estimate of June 30, 2005. No change in the internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In January 2005, we filed suit against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by us to provide software development, support, installation and integration services for VCAT, pursuant to development and services agreements. Our lawsuit alleges that the defendants breached these agreements, misappropriated our trade secrets and infringed on our copyrights by using our intellectual property to develop and distribute infringing software to compete with Mariposa. The lawsuit, filed in the U.S. District Court for the Southern District of California, requests injunctive relief against the defendants’ further use or copying of any part of our copyrighted materials and also requests compensation and punitive damages as a result of the defendants’ conduct in an amount to be proven at trial. In February 2005 Defendants TRMP, Cohn Technologies, Inc. and Jeffrey Cohn filed a motion to dismiss some of the claims, which was briefed and granted in part and denied in part by the Court in March 2005, without prejudice and with leave to amend to clarify the claims. On April 15, 2005 we filed our First Amended Complaint clarifying our claims. TRMP, Cohn Technologies, Inc. and Jeff Cohn must answer or otherwise respond to the First Amended Complaint on or before May 25, 2005. The Court has granted several extensions to answer or otherwise respond to the Complaint to Tech Results and Lars Klander, and has dismissed Ardyth Klander from the complaint, without prejudice.

Item 6. Exhibits

The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

10.1	Business Advisory Agreement dated January 31, 2005 by and between the Buena Vista Rancheria of Me-Wuk Indians and Venture Catalyst Incorporated., previously filed with the Commission as Exhibit 10.1 to VCAT’s Current Report on Form 8-K dated January 31, 2005, filed with the Commission on January 31, 2005, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: May 13, 2005	By:	/s/ GREG SHAY
Greg Shay Chief Executive Officer and President (Authorized Signatory, Principal Executive Officer)

Date: May 13, 2005	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Business Advisory Agreement dated January 31, 2005 by and between the Buena Vista Rancheria of Me-Wuk Indians and Venture Catalyst Incorporated., previously filed with the Commission as Exhibit 10.1 to VCAT’s Current Report on Form 8-K dated January 31, 2005, filed with the Commission on January 31, 2005, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.