Form 10KSB
period 2005-06-30
VENTURE CATALYST INC
filed 2005-09-26
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

Issuer’s Telephone Number: (619) 330-4000

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $8,857,836.

As of August 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $2,672,000. For purposes of this calculation, we have included shares of voting stock held by all shareholders other than officers, directors and beneficial owners of 10% or more of voting stock.

At August 31, 2005, there were 7,206,598 shares outstanding of the issuer’s common stock, $.001 par value per share, the only class of common equity.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year Ended June 30, 2005

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements reflecting our current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 6—Management’s Discussion and Analysis or Plan of Operation, specifically under the caption “Factors That May Affect Future Results” herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1.    Description of Business

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated.

Our Consulting Services Division

Our consulting services division offers comprehensive gaming and hospitality consulting services. We currently have two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We have provided services to the Buena Vista Tribe since February 2005. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

Our Software Division

In June 2002, we completed development of the initial version of a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for the gaming and hospitality industry which is marketed under the name “Mariposa”. Mariposa consists of a suite of functionally distinct applications, each designed to address a specific set of requirements within the gaming and hospitality industry. The applications may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. Mariposa operates in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. In November 2002, we created a software division dedicated to the ongoing business and product development of Mariposa.

VCAT is a Utah corporation and is a successor to a Delaware corporation organized in June 1994, which was merged into a Utah corporation incorporated in March 1980.

Business Strategy

Our strategy is to (a) continue our long-standing relationship with the Barona Tribe, (b) continue to provide advisory services to the Buena Vista Tribe, (c) license Mariposa to gaming and hospitality businesses, and (d) expand and market our consulting services and software product and related service offerings to Native American Tribes and other gaming and hospitality businesses. We continually review our services and products that we believe will provide the greatest value to our clients to help them achieve success, which may include adding or eliminating particular services or products. There can be no assurance as to the completion or success of any of our strategies.

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

On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement. Modification No. 2 was effective April 1, 2004. Under Modification No. 2, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, as a result of the annual cost of living adjustment. Fees under the agreement will continue to be subordinated to the terms of the Subordination Agreement relating to the Barona Tribe’s loan agreement with Wells Fargo Bank, N.A., which was used to develop the Barona Valley Ranch. Unless otherwise referenced herein, the 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice.

During fiscal 2005 and the fourth quarter of fiscal 2004 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula set forth under the 1996 Consulting Agreement during the first three quarters of fiscal 2004. However, we did earn “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe during the first three quarters of fiscal 2004. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

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

Relationship with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ending June 30, 2007 or the fiscal year ending June 30, 2008.

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

Mariposa

Mariposa is a fully-integrated CRM, marketing and business intelligence software system designed specifically for the gaming and hospitality industry, which we formally launched to the public in September 2002. Mariposa works in conjunction with a casino’s existing player tracking and other data systems to assimilate data into more usable information. Mariposa enables gaming and hospitality businesses to analyze both customers and products on the casino floor and to cultivate better relationships with their customers by allowing targeted design of marketing programs.

Mariposa consists of a suite of functionally distinct applications, each designed to address a specific set of requirements within the gaming and hospitality industry. The applications may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. Mariposa consists of the following applications:

•	Data warehousing, which includes reporting, data analytics, business intelligence and customer profiling;

•	Player Contact System;

•	Campaign Management System; and

•	Data Visualization.

While our Mariposa business model currently focuses on the development and licensing of software, we also offer a comprehensive selection of services to our customers, including installation and integration services and maintenance and support services. Additionally, in the fourth quarter of fiscal 2005, we expanded our service offerings to Mariposa clients and potential clients to include value-added data analysis and/or marketing related consulting services, in an effort to better service our existing Mariposa clients or to increase our ability to license Mariposa to potential clients. We currently have seven clients that have licensed Mariposa.

As a part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we have:

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

Competition

The gaming and hospitality consulting services industry is highly competitive. We compete in varying degrees with numerous other entities for clients, including gaming companies, casino operators, management consulting firms and accounting firms. The financial, technological, personnel resources and service offerings of these firms vary significantly and certain competitors may have greater resources and ability to offer clients with certain strategic, technical and creative skills. We believe that reputation, industry knowledge and client satisfaction are the principal competitive factors in our service markets.

Additionally, we expect competition to continue to increase in Native American gaming in California, and in particular, Southern California, due to the expansion of authorized gaming activities and a resulting increase in casinos. We anticipate that as California gaming operations continue to grow, there will be more competition from other gaming consulting or management companies for new business and for customers to casinos. In addition, more Native American tribes may choose to develop and operate their casinos without engaging either a management or a consulting company.

The market for CRM and marketing software systems (i.e., Mariposa) is highly competitive, constantly evolving and subject to rapid technological change. We expect competition to increase in the future. Our competition includes:

•	Internally Developed Systems. Information technology (IT) departments of potential customers that have developed or may develop systems, using internal staff or third-party firms, which provide for some or all of the functionality of Mariposa. We expect that internally-developed software efforts will continue to be a principal source of competition for the foreseeable future. It may be difficult to license our product to a potential customer whose internal development group has already made large investments in, and progress towards or completion of, systems that compete with our products.

•	CRM Software Systems. Our products compete with external CRM and marketing software products offered by large vendors such as SAS, E.piphany, Inc., Siebel Systems, Inc., Oracle, Inc., SAP AG, Teradata, Blue Martini, and numerous other smaller vendors.

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

Our intention is to utilize a direct sales approach for Mariposa, and, in the future, possibly through the addition of marketing partners or OEM partners. Complex integrated software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement. We continue to have discussions with several potential new software clients; however, there can be no assurance that these discussions will result in additional license agreements.

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

In order to protect the underlying technology concepts relating to Mariposa, we have filed seven U.S. patent applications, six of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. We intend to pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our products are licensed. We intend to continually update and add new applications to our patent portfolio to address our new technological innovations.

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

Research and Development

We spent approximately $74,000 on research and development in fiscal 2005 and $49,000 in fiscal 2004. We have six employees who were involved in research and development during fiscal 2005 and two employees who were involved in research and development in fiscal 2004. Historically, through December 31, 2004, the majority of our research and development work was performed by a third-party software development company. Our research and development expenditures in fiscal 2005 and 2004 were approximately 1% of our total operating expenses.

Regulatory Matters

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations.

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

Our articles of incorporation provide that if an interested party fails to provide information requested by the NIGC or otherwise gives it cause to either deny approval of or seek to void a management contract to which we are a party, the interested party shall be required to divest all of our common stock owned by such party within a 90 day period. If such party is unable to sell the common stock, we must purchase it at a price equal to the lower of such stock’s book value or cost. As a public company, we have limited ability to regulate who our shareholders may be. In the event that we cannot purchase such shares, and the NIGC denies approval of, or seeks to void any of the agreements, such action by the NIGC would have a material adverse effect on us.

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

In January 1997, we entered into a settlement agreement with the NIGC regarding our historical relationship with the Barona Tribe. Under the terms of the settlement agreement, the NIGC, among other things, held that our relationship with the Barona Tribe benefited the Barona Tribe and made no finding of violations of any laws by us. We agreed to reimburse the NIGC for administrative, investigative and legal expenses in the aggregate amount of $250,000. In addition, we agreed to contribute $2,000,000 to the Barona Tribe for general improvements on the reservation, payable in five annual installments, commencing in January 1997 (the “NIGC Settlement Obligation”). All amounts due under the agreement were paid as of June 30, 2001.

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

We believe that the 2004 Consulting Agreement is not a management contract, based upon (a) the previous determinations of the NIGC and the BIA; (b) the NIGC’s findings in the January Settlement Agreement; and (c) our relationship with the Barona Tribe. However, there can be no assurance that the NIGC will decide the 2004 Consulting Agreement, as amended and modified, is not a management contract. The failure of the NIGC to determine that the 2004 Consulting Agreement, as amended and modified, is not a management contract could have a material adverse effect on our business and financial condition. If the NIGC concludes that the 2004 Consulting Agreement is not a management agreement, it will forward the 2004 Consulting Agreement to the BIA. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 2004 Consulting Agreement. The failure to approve the 2004 Consulting Agreement could have a material adverse effect on our business and financial condition.

In April 2005, the Buena Vista Tribe submitted the Advisory Agreement to the NIGC for review. The review is pending. We believe that the Advisory Agreement is not a management contract.

In addition to the regulations imposed by IGRA, tribally owned gaming facilities on Native American land are subject to a number of other Federal statutes, including the Assimilative Crimes Act, which imposes Federal criminal penalties for the violation of state laws on Native American reservations, and the Johnson Act, which imposes Federal criminal penalties for the operation of mechanical gambling devices on Native American reservations. If gaming activities on Native American land are not in compliance with IGRA, the Assimilative Crimes Act or the Johnson Act may apply, imposing criminal and civil penalties on such activities. In addition, the Treasury Department has adopted regulations under the Bank Secrecy Act that apply specifically to Native American gaming operations. These regulations impose Federal criminal penalties for the violation of Federal regulations requiring the reporting of information on unusual or large cash transactions. We believe the Barona Casino has implemented procedures and programs to comply with these regulations.

State Regulation of Native American Gaming

Pursuant to IGRA, certain electronic gaming activities and banked table games are permissible only if agreed upon by state governments and tribal representatives. Such an agreement is referred to as a “compact.” Compacted gaming must be consistent with the permissible scope of gaming allowed by state law.

The Barona Compact. On September 10, 1999, the State of California and several tribes, including the Barona Tribe, entered into tribal-state gaming compacts (the “Barona Compact”). Under its terms, the Barona Compact was not effective until ratified by statute, and approved by the California voters in the March 2000 primary election. On March 7, 2000, the people of the State of California amended the State constitution and enacted the Indian Self-Reliance Amendment. In May 2000, the Barona Compact was approved by the U.S. Secretary of the Interior, and the approval was published in the Federal Register on May 16, 2000.

The Barona Compact authorizes up to 2,000 Class III machines. In May 2000, the Barona Tribe obtained a license for an additional 943 machines to bring them to the maximum number. The Barona Compact terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Barona Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation could be sought for 12 months following the effective date of the Barona Compact. In addition, the Barona Tribe shall have the right to terminate the compact in the event the right of Native American tribes to operate gaming devices in California is no longer exclusive.

Under the Barona Compact, the gaming activities which may be offered by the Barona Tribe include (a) the operation of up to 2,000 Class III gaming machines; (b) banked and percentage card games; and (c) any devices or games that are authorized by the California State Lottery, provided that the Barona Tribe does not offer such games through use of the Internet unless others in California are permitted to do so.

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

The Barona Tribe must make contributions to a Special Distribution Fund based on the number of gaming devices operated by the Barona Tribe as of September 1, 1999. The Special Distribution Funds are subject to appropriation by the state legislature including for (a) programs designed to address gambling addiction; (b) the support of government agencies impacted by tribal gaming; (c) regulatory costs incurred by the state Gaming Agency and the state Department of Justice in connection with the compact; and (d) the Revenue Sharing Trust Fund (under which non-compacted tribes receive an estimated $1.1 million per year). In addition, the Barona Tribe must pay an additional assessment with respect to the 943 additional machines.

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

The Buena Vista Compact. The Buena Vista Tribe initially entered into the “1999 model compact” with the State of California similar to the Barona Compact (the “Buena Vista Compact”). In 2005, the Buena Vista Tribe entered into an amendment of its compact with the State of California. The amendment authorized the Buena Vista Tribe to utilize an unlimited number of slot machines, in an exclusive area of sixty three miles through the year 2025. In return, the Buena Vista Tribe agreed to share a percentage of its slot machine revenue with the State of California and to enact certain environmental and other building and safety code requirements consistent with certain state and local laws as contained in the Buena Vista Compact.

The California Gambling Control Commission. As part of the tribal licensing process, applicants, like VCAT, are required to obtain a determination of suitability from the California Gambling Control Commission (“CGCC”). While an applicant can receive a tribal license and conduct gaming related business prior to the state rendering a determination, if the state determines that the applicant would not qualify for a gambling license under state law, the tribal gaming agency must immediately revoke the tribal gaming license and terminate the applicant’s contract with the tribal gaming operation. The denial of a state determination of suitability is subject to review in state court and, if reversed by the state court, the tribal gaming agency may re-issue a license to the applicant. In January 2005, the CGCC issued a finding of suitability for VCAT.

State Gaming Regulations Affecting Mariposa

Products, devices or apparatus used in gaming operations and those who supply such items may be subject to licensing and regulation under certain state, tribal or international laws and regulations. Because Mariposa is being marketed as a product for use in the gaming industry, Mariposa and /or VCAT may be subject to such licensing or registration. These types of laws and regulation vary from jurisdiction to jurisdiction. As we expand Mariposa into other jurisdictions, we will take those steps necessary to comply with all applicable laws and regulations; however, our Mariposa license agreements do provide that if regulatory authorities impose requirements upon us that, in our judgment, make it commercially infeasible for us to perform our obligations under the agreements then we may terminate such license agreement, and, as our sole liability for such termination, we shall pay the licensee an amount equal to the amount, if any, previously paid to us under such license agreement.

Native American Nation Sovereignty/Barona Tribal Regulation

Native American tribes are sovereign nations with their own governmental systems. As such, they enjoy sovereign immunity with respect to most disputes, claims and demands. In the 2004 Consulting Agreement and in the Advisory Agreement, however, there is a limited waiver of sovereign immunity only with respect to suits by us to enforce the 2004 Consulting Agreement and the Advisory Agreement, respectively.

The Barona Tribe’s governmental system consists of the Tribal Council and the General Council. The Tribal Council consists of elected representatives who manage the day-to-day operations of the Barona Tribe and its land. The General Council consists of all of the adult members of the Barona Tribe. The Tribal Council and the Chairperson of the Barona Tribe supervise the day-to-day operations of the gaming activities on the Barona Tribe’s land. The Buena Vista Tribe has established a Tribal Gaming Commission and adopted a Tribal Gaming Ordinance to authorize gaming on the Buena Vista Rancheria. Pursuant to the Buena Vista Compact, as amended, the Buena Vista Tribe must establish a method for the licensing of all key employees of a gaming entity and issuing work permits for other service employees. The Buena Vista Tribe is currently in the process of finalizing its gaming regulatory structure and licensing regulations.

Employees

As of June 30, 2005, we had 31 full-time employees and 2 part-time employees, none of whom are covered by collective bargaining agreements.

Item 2.    Description of Property

We currently lease office space in two locations. Our lease of our principal executive offices consists of approximately 3,150 square feet in San Diego, California. That lease expires in December 2005. We also lease approximately 6,050 square feet of office space in Las Vegas, Nevada, which primarily accommodates our software development group. Our Las Vegas lease expires in November 2009.

Item 3.    Legal Proceedings

In January 2005, we filed suit against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements.

Our lawsuit alleges that the defendants breached these agreements, misappropriated our trade secrets and infringed our copyrights by using our intellectual property to develop and distribute infringing software to compete with Mariposa. The lawsuit, filed in the U.S. District Court for the Southern District of California, requests injunctive relief prohibiting the defendants’ further use or copying of any part of our copyrighted materials and also requests compensation and punitive damages as a result of the defendants’ conduct in an amount to be proven at trial.

In February 2005, defendants TRMP, Cohn Technologies, Inc. and Jeffrey Cohn filed a motion to dismiss some of the claims, which was granted in part and denied in part by the Court in March 2005, without prejudice and with leave to amend to clarify the claims. In April 2005, we filed our First Amended Complaint clarifying our claims. In May 2005, TRMP, Cohn Technologies, Inc. and Jeff Cohn filed a motion to dismiss all claims in the First Amended Complaint. In July 2005, the Court denied defendants’ motion to dismiss the breach of contract, trade secret misappropriation, unfair business practices and copyright infringement claims. The Court also denied the motion to dismiss the fraud claim against TRMP. However, the fraud claim against Cohn Technologies, Inc. and Jeff Cohn was dismissed, without prejudice and with leave to amend to clarify that claim. The claim for declaratory relief was also dismissed, without prejudice and with leave to amend to clarify that claim. The civil conspiracy claim was dismissed, with prejudice, only to the extent that it relies on our copyright claim.

In August 2005, we filed a Second Amended Complaint clarifying both the claim for declaratory relief and the fraud claim against Cohn Technologies, Inc. and Jeff Cohn and we also filed a third amended complaint that adds Mindset LLC as a defendant. Defendants subsequently filed a motion to transfer venue to Las Vegas, Nevada, a motion to dismiss Mindset LLC for lack of personal jurisdiction, and a motion for preliminary injunction. Each of these three motions are scheduled to be heard in October 2005.

We have entered into a settlement agreement with Tech Results, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Lars Klander and Ardyth Klander and filed a notice of voluntary dismissal with prejudice, as to those defendants in August 2005. In August 2005, defendants Jeff Cohn and TRMP also filed a counterclaim against VCAT and the following individual counter-claim defendants: Greg Shay, Chief Executive Officer and a Director of VCAT; Kevin McIntosh, Senior Vice President and Chief Financial Officer of VCAT; and Javier Saenz, Senior Vice President, Information Solutions of VCAT. In the counterclaim, Jeff Cohn and TRMP seek unspecified damages, injunctive relief, and declaratory relief. In general, the counterclaims allege that the counter-claim defendants made disparaging statements about the counter-claim plaintiffs, misled Jeff Cohn and TRMP about the relationship between VCAT and TRMP, and wrongfully obtained certain allegedly confidential information. TRMP and Cohn also seek declaratory relief on the copyright infringement, misappropriation of trade secrets, and breach of Master Services Agreement claims. VCAT’s response to the counterclaims is scheduled to be filed on or before October 7, 2005.

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, we currently do not expect any of the legal proceedings to which we are currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on our results or financial position.

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

	High	Low
Fiscal Year 2005
Fourth Quarter	$0.57	$0.30
Third Quarter	0.45	0.32
Second Quarter	0.50	0.28
First Quarter	0.40	0.25

Fiscal Year 2004
Fourth Quarter	$0.52	$0.24
Third Quarter	0.30	0.17
Second Quarter	0.20	0.11
First Quarter	0.25	0.10

Holders

The number of shareholders of record as of June 30, 2005 was 2,393.

Dividend Policy

To date, we have not paid any dividends and do not intend to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following equity compensation plans have been approved by our shareholders: the VCAT 1995 Stock Option Plan, as amended (the “1995 Plan”) and the VCAT 1996 Non-Employee Directors Stock Option Plan, as amended (the “1996 Plan”). We do not have any equity compensation plans other than those approved by our shareholders.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of June 30, 2005.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	5,668,250	(1)	$2.93	5,283,569	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,668,250		$2.93	5,283,569

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 5,633,250 shares under the 1995 Plan and 35,000 shares under the 1996 Plan.
(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 5,073,569 shares under the 1995 Plan and 210,000 shares under the 1996 Plan.

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

Our Consulting Services Division

As of March 31, 2005, we had two clients in our consulting services division, the Barona Tribe and the Buena Vista Tribe, both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch. We have provided business advisory services to the Buena Vista Tribe since February 2005 in connection with the establishment and operation of a gaming operation on the Buena Vista’s reservation located near Ione, in Northern California. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

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

On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement. Modification No. 2 was effective April 1, 2004. Under Modification No. 2, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, as a result of the annual cost of living adjustment. Fees under the agreement will continue to be subordinated to the terms of the Subordination Agreement relating to the Barona Tribe’s loan agreement with Wells Fargo Bank, N.A., which was used to develop the Barona Valley Ranch. Unless otherwise referenced herein, the 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice.

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

During fiscal 2005 and the fourth quarter of fiscal 2004 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the first three quarters of fiscal 2004. However, during the first three quarters of fiscal 2004, we earned “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Subordination Agreement in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment to the related loan documents (as reaffirmed, (the “Subordination Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the permanent financing loan agreement (the “Loan Agreement”) are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of June 30, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement are still subject to the Subordination Agreement.

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2007 of the fiscal year ending June 30, 2008.

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

As of June 30, 2005, we had three uncompleted software contracts that we had entered into that, if completed, will result in aggregate revenues of $1,090,000 in our software division, exclusive of any potential support fees which could be generated subsequent to their completion. There can be no assurance that we will complete all of the contracts or, that if all of the contracts are completed, that they will be completed pursuant to existing terms. We expect to incur significant costs to complete each of the software contracts but the amount of costs cannot be reasonably estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

Historically, the majority of our software development, support, and installation and integration services (“software services”) were performed by a third-party service firm. As of December 31, 2004, we completed the process of transitioning all software services from a third-party service firm to internal engineering resources. In connection with the transition, in August 2004, we reached an agreement with our third-party service firm which enabled us to hire four of their engineers for a fee of $117,000, and we mutually agreed to allow our agreement for software services to expire on December 31, 2004.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we have:

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

During the fourth quarter of fiscal 2005, the above-referenced profit sharing arrangement resulted in a $121,000 profit sharing payment obligation to the Barona Tribe which was recorded as a reduction in revenues earned from the Barona Tribe pursuant to applicable accounting guidelines.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of June 30, 2005, no further payments are due under the notes and our long-term debt balance was zero.

Critical Accounting Policies and Estimates

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

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with applicable accounting guidelines such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe.

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

Support services are provided pursuant to a separate contractual arrangement, or for one software client, pursuant to an annual term license agreement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Deferred Income Taxes.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized pursuant to SFAS No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In estimating future taxable income, we use assumptions that require significant judgment.

As of June 30, 2005, our deferred tax assets were $460,000, which decreased $80,000 during fiscal 2005, primarily due the utilization of a portion of the deferred tax assets related to net operating loss carry-forward (“NOL”) and our revised estimates of future taxable income.

In connection with the above-referenced debt restructuring approximately $1,700,000 will be included in taxable income as a result of the restructuring. In addition, $53,000 of AMT credits were generated due to the restructuring. The remaining amount of $5,969,000 will reduce certain tax attributes and be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

During fiscal 2004, we recognized a deferred tax asset of $540,000 as a result of (a) our expectations of future taxable income and (b) more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 Consulting Agreement and the current backlog of signed software contracts. The decrease in the valuation allowance resulted in an increase in the carrying value of our deferred tax asset and an income tax benefit of $540,000 during fiscal 2004.

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

Litigation and other contingencies.

We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. In January 2005, we filed suit against multiple parties for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. Such action has led to counterclaims being filed against us by certain of the defendants. As of June 30, 2005, we have incurred $557,000 in legal and other professional fees in connection with this litigation. The total cost of this litigation is not determinable at this time. To date, other than the above-referenced litigation, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations, cash flows or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to the contingencies. Such additional expense could potentially have a material impact on our results of operations, cash flows and financial position.

Results of Operations

Revenues

Revenues for fiscal 2005 were $8,858,000, compared to $7,670,000 during fiscal 2004.

Revenues in our consulting services division in fiscal 2005 decreased 3% to $7,161,000 from $7,402,000 earned during fiscal 2004. During fiscal 2005, we earned (a) $6,846,000 in fees for consulting services provided to the Barona Tribe; (b) $250,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $64,000 in other revenues primarily resulting from out-of-pocket expenses rebilled to customers. During fiscal 2004, all revenues earned in our consulting services division were derived from consulting services provided to the Barona Tribe, which included consulting fees resulting from nine good faith payments from the Barona Tribe and consulting fees for three months pursuant to the terms of the 2004 Consulting Agreement.

Revenues from our software products and related services during fiscal 2005 increased 535% to $1,697,000 from $267,000 earned during fiscal 2004. The revenues in fiscal 2005 resulted from (a) $1,570,000 in revenues from the completion of software contracts; (b) support fees of $105,000, and (c) $23,000 from out-of-pocket expenses rebilled to customers. The revenues in fiscal 2004 resulted from (a) $250,000 in revenues from a completed software contract; (b) fees for support services of $12,000; and (c) $5,000 from out-of-pocket expenses rebilled to customers.

Cost of Revenues

Cost of revenues in fiscal 2005 were $4,281,000, compared to $4,381,000 during fiscal 2004.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses and other direct costs related to providing consulting services to the Barona Tribe and advisory services to the Buena Vista Tribe. The cost of revenues during fiscal 2005 in our consulting services division were $2,798,000, a decrease of 2% compared to $2,843,000 incurred during fiscal 2004. The decrease in the cost of revenues incurred in the consulting services division in fiscal 2005 compared to fiscal 2004 was the result of a decrease in (a) client relations expenses of $104,000; (b) professional services of $95,000; (c) other direct costs in our consulting services division of $54,000; (d) costs incurred in connection with providing software support services to the Barona Tribe of $24,000; and (e) charitable and political contributions of $28,000. The decrease was partially offset by an increase in (a) third-party consultant costs of $148,000; (b) out-of-pocket expenses rebilled to customers $63,000; and (c) compensation and related costs of $49,000.

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products through December 31, 2004, losses on software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services. The cost of revenues in our software division during fiscal 2005 decreased 4% to $1,483,000 from $1,539,000 incurred during fiscal 2004. Expenses during the current year decreased primarily as a result of decrease in (a) maintenance and support costs of $306,000, primarily related to the ongoing enhancements and improvements of the initial applications of Mariposa; (b) estimated losses of $237,000 for software contracts; and (c) amortization of capitalized software costs of $95,000. The decrease was partially offset by an increase in (a) installation and related expenses of $332,000 recorded in connection with completed software contracts; (b) professional service costs of $117,000, incurred in connection with our transition to internal engineering personnel; (c) compensation and related costs of $102,000; and (d) out-of-pocket expenses billed to customers of $21,000.

General and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other operating and administrative functions. These costs consist primarily of compensation and other personnel-

related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses in fiscal 2005 increased 40% to $3,476,000 from $2,476,000 incurred during fiscal 2004. The increase was primarily attributable to an increase in (a) professional services of $725,000, primarily comprised of legal fees and forensic consulting service providers, in connection with the software related litigation; (b) facility and other related costs of $200,000 incurred primarily in connection with the opening of our office in Las Vegas, Nevada, in September 2004; (c) compensation and other personnel-related expenses of $130,000; and (d) audit and tax related services of $70,000. The increase was partially offset by a decrease in insurance expense of $126,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses in fiscal 2005 increased 5% to $639,000 from $610,000 incurred during fiscal 2004. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $89,000; and (b) professional services of $8,000. The increase was partially offset by a decrease in (a) travel, lodging and related expenses incurred from sales efforts of $35,000; and (b) marketing costs, including tradeshows and advertising, of $33,000.

Research and Development

Research and development expenses consist primarily of costs of services provided by a third-party software development firm engaged by us through December 31, 2004 in connection with the development of our software products, compensation and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During fiscal 2005, research and development expenses increased 49% to $74,000, from $49,000 during fiscal 2004. The increase was the result of compensation and other personnel-related expenses for internal engineering personnel working on new software products. Expenses related to enhancement and improvements to existing software products since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

During fiscal 2005, interest income increased to $66,000 from $55,000 earned in fiscal 2004, primarily as a result of an increase in our average cash balances and higher interest rates for our investments. Interest expense decreased to $0 from $1,088,000, as a result of the debt restructuring agreement in July 2004.

There was $14,000 of net other gains recorded during fiscal 2005 resulting from asset sales. During fiscal 2004, we recorded other losses of $500, resulting from asset dispositions.

Income Tax Provision (Benefit)

During fiscal 2005, we recorded an income tax provision of $133,000 as a result of applying our effective tax rate to the income for the period. In fiscal 2004, we recorded an income tax benefit of $540,000 as a result of our expectations regarding future tax benefits associated with our NOL’s.

Liquidity and Capital Resources

Cash Position at Fiscal 2005 Year End

Our principal source of liquidity at June 30, 2005 consisted of unrestricted cash and cash equivalents of $3,839,000 and cash received from operations.

During fiscal 2005, our cash position decreased by $4,186,000 from the June 30, 2004 balance of $8,025,000. This decrease was a result of cash used in financing activities of $4,300,000 and cash used in investing activities of $272,000, partially offset by cash provided by operating activities of $386,000. During fiscal 2004, our cash position increased by $1,190,000, as a result of net cash provided by operating activities of $1,281,000, partially offset by cash used in investing activities of $91,000.

During fiscal 2005, cash provided by operating activities of $386,000 resulted primarily from consulting fee payments from the Barona Tribe of $6,945,000, advisory fee payments from the Buena Vista Tribe of $250,000, and payments received pursuant to our software contracts of $1,183,000, less our operating cash expenditures and payments during the year. The cash provided by operating activities of $1,281,000 during fiscal 2004 resulted primarily from consulting fee payments from the Barona Tribe and payments received pursuant to our software contracts, less our operating cash expenditures during the year.

During fiscal 2005, cash used in financing activities of $4,300,000 resulted from the payments made under the Restructuring Agreement. Cash used in investing activities of $271,000 resulted from the purchase of fixed assets of $229,000, primarily in connection with the opening of our new office in Las Vegas, Nevada in October 2004, and the issuance of a letter of credit of $43,000, pursuant to the new office lease terms. During fiscal 2004, cash used in investing activities of $91,000 resulted from the purchase of fixed assets.

Subject to the terms of the Subordination Agreement, we expect to continue to receive monthly consulting fee payments from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. We expect to incur costs related to providing services to the Barona Tribe during the next twelve months at levels slightly higher than the levels being incurred currently. Unless earlier terminated, we expect to continue to receive monthly payments from the Buena Vista Tribe, pursuant to the terms of the Advisory Agreement, for the remainder of the term, which we believe will be at least 24 months. We expect to incur added costs in our consulting services division related to providing services to the Buena Vista Tribe during the next twelve months, and thereafter, at increasing levels during the course of the Advisory Agreement.

Over the next twelve months, we expect to receive up to $1,578,000 in additional payments from clients in our software division pursuant to software contracts which we have entered into as of June 30, 2005. There can be no assurance that all of the uncompleted contracts will be completed and that all remaining payments will be made to us or, that if all contracts are completed, that they will be completed pursuant to existing terms. Although we expect to incur significant costs to complete the software contracts the amount of costs cannot be estimated at this time. However, we expect the aggregate costs to be incurred to be less than revenues to be earned. As of June 30, 2005, we have no significant capital commitments.

In January 2005, we filed suit against multiple parties for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. Although the total cost of this litigation is not determinable at this time, such litigation has resulted in substantial costs and a diversion of resources and could continue to result in substantial costs and a diversion of resources that could have a material adverse effect on our business, operating results, and financial condition. For a further discussion of the lawsuit, see “Part II, Item 1. Legal Proceedings”, herein.

We believe our cash and cash equivalents, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for fiscal 2006.

Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We are required, and plan to, adopt SFAS 123R in the first quarter of the fiscal year ending June 30, 2007. We expect that the adoption of SFAS 123R will have an adverse impact on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

As of June 30, 2005, our cash and cash equivalents were $3,839,000. Our reduced cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

There has been an increase in competition in the Southern California market.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the Southern California marketplace and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) which would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement with nine months notice or on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

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

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing the proprietary rights of others. To protect our proprietary technology, we rely primarily upon the protections afforded under the trade secret, copyright, trademark, and patent laws, as well as upon confidentiality procedures and contractual restrictions. Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products, obtain the source code to our software, or use other information that we regard as proprietary. Such parties may also attempt to develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or software. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation, including our pending litigation discussed above, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results, and financial condition.

We have filed seven U.S. patent applications, six of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. In addition, we may file additional patent applications in the future. It is possible that these patent applications will not issue as patents and that, even if issued, the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable; that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

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

Item 7.      Financial Statements

The financial statement information, including the report of independent registered public accountants, required by this Item 7 is set forth on pages F-1 to F-21 of this Annual Report on Form 10-KSB and is hereby incorporated into this Item 7 by reference.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Proce dures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. As a result of the growth and the expected future growth in our software business, during the three month period ended December 31, 2004, we completed a process of enhancing our internal control procedures to better assess the performance of our software contracts. In addition, we commenced installation and integration of systems to automate the enhanced internal control procedures. We expect that we will complete the system upgrades by October 31, 2005, 120 days longer than our initial and previously disclosed estimate of June 30, 2005. Except for the changes described above, no change in the internal controls over financial reporting occurred during the fourth quarter of Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information About Our Directors

The following table sets forth information regarding our directors, including their age as of July 31, 2005 and business experience during the past five years. Each of the directors is a United States citizen. Each of our directors has served continuously as a director of VCAT since the date indicated in his or her biography below, and each is currently serving a one year term expiring at our next annual meeting or until his or her respective successor is elected and qualified.

Name	Age	Director Since	Principal Occupation and Other Information

John Farrington	49	2001	Mr. Farrington has served as a one of our directors since November 2001. Mr. Farrington has been a principal of Boros & Farrington, CPA’s, a public accounting firm that provides a broad range of financial services to private and public companies in Southern California, since 1991. From 1989 through 1990, Mr. Farrington was a partner with Pannell Kerr Forster, a national public accounting firm specializing in the hospitality industry. From 1979 through 1989, Mr. Farrington worked for Deloitte & Touche LLP, where he specialized in working with emerging companies, mergers and acquisitions and public company reporting.

Jana McKeag	54	1996	Jana McKeag has served as our Vice President, Governmental Relations and as a director since 1996 and as a consultant to us from February 1996 to March 1996. Prior to joining us, Ms. McKeag served from April 1991 through December 1995 as a Commissioner on the National Indian Gaming Commission. From January 1991 through April 1991, Ms. McKeag served as Director of Native American Programs for the U.S. Department of Agriculture and from April 1985 to December 1990, she held several senior management and policy level posts at the U.S. Department of the Interior including Assistant to the Assistant Secretary of Indian Affairs. In 2003, Ms. McKeag was appointed Chairman of the Indian Arts and Crafts Board and to the Census Advisory Committee on Alaskans and Native Americans.

Greg Shay	52	2003	Mr. Shay has served as our President, Chief Executive Officer and Chief Operating Officer, and as a director, since December 2004. Mr. Shay served as our President and Chief Operating Officer, and as a director, from January 2003 to December 2004. From July 2001 to January 2003, Mr. Shay served as Chief Executive Officer of Shay Gaming, Inc., a consulting firm he founded. From June 2000 to July 2001, Mr. Shay served as Vice President of Operations and Assistant General Manager of the Rio Suites Hotel and Casino in Las Vegas, Nevada. From February 1998 to June 2000. Mr. Shay served as Vice President of Gaming Operations for the Venetian Hotel and Casino in Las Vegas, Nevada. Prior to that, he served in various capacities with Hilton Gaming, now Caesars Entertainment/Harrah’s, where he was a senior executive for the Flamingo Hilton and the Las Vegas Hilton, in Las Vegas and in Ontario Canada at Casino Windsor.

Name	Age	Director Since	Principal Occupation and Other Information

Cornelius E. (“Neil”) Smyth	78	1994	Mr. Smyth has served as a director for us and our predecessors since September 1994. Mr. Smyth is currently retired. From February 1990 through August 1990, Mr. Smyth was a consultant in the gaming industry. From March 1989 through February 1990, he was President of Mexican operations of Caesars World International Inc. and from September 1983 through March 1989, Mr. Smyth was Executive Vice President of Latin American operations for Caesars World International Inc. From 1981 through 1983, he was President of the Sands Hotel in Las Vegas. From 1970 through 1981, he was Chief Financial Officer and Senior Vice President of Caesars Palace in Las Vegas.

L. Donald Speer, II	56	1995	L. Donald Speer has served as our Chairman of the Board since December 2004. L. Donald Speer, II served as our Chief Executive Officer and Chairman of the Board and our predecessors since founding VCAT until December 2004. He served as Chief Operating Officer and President from September 2000 to January 2003; and he had previously held these positions from June 1997 until February 2000. From July 1986 through January 1992, Mr. Speer was Chairman of the Board, Chief Executive Officer and a director of Southwest Gaming, Inc., which provided operating services for the Desert Oasis Indian Casino, a poker casino on the Cabazon Indian Reservation near Indio, California.

Information About Our Board of Directors and Committees of the Board

The Board of Directors manages our business. During fiscal 2005, the Board of Directors met on four occasions. It establishes our overall policies and standards and reviews the performance of management. In addition, the Board of Directors has established an Audit Committee and a Compensation Committee whose functions are briefly described below. We have not established a Nominating Committee. The directors are kept informed of our operations at meetings of the Board of Directors and its committees through reports and analyses and discussions with management.

Audit Committee. The Audit Committee provides oversight of our (a) financial reporting process, system of internal controls and audit process and (b) independent auditors. The Audit Committee evaluates the performance of the independent auditors, and makes decisions regarding the selection, retention and, where appropriate, the replacement of, the independent auditors. The Audit Committee also reviews with management and the independent auditors interim and year-end financial statements, discusses with management and the independent auditors any significant accounting and reporting issues and conformance of our financial statements with applicable accounting and regulatory requirements. The Audit Committee also establishes procedures for receiving, retaining and treating complaints received by us regarding accounting, internal accounting controls or auditing matters and procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee is responsible for recommending to the Board of Directors whether our audited financial statements should be included in our annual report on Form 10-KSB. The current members of the Audit Committee are Cornelius E. (“Neil”) Smyth, who served as Chairman until September 2003, and John Farrington (Chairman). Each member of the Audit Committee is an independent director under the provisions of Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers, Inc. The Board of Directors has determined that John Farrington is an audit committee financial expert. During fiscal 2004, the Audit Committee met on four occasions. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the charter may be obtained upon request, without charge, by contacting our Investor Relations Department at (619) 330-4000 or by writing to us at Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, CA 92108, Attn: Corporate Secretary.

Compensation Committee. The principal functions of the Compensation Committee are to (a) evaluate the performance of our officers, including the Chief Executive Officer; (b) evaluate the recommendations of our Chief Executive Officer with respect to performance and compensation of all our officers, and thereafter to make recommendations to the Board of Directors relating to our compensation plans and arrangements relating to such persons, including approval of loans to, or guaranteeing the obligations of, such officers; and (c) administer, and make compensation determinations under, all of our stock option plans. The current members of the Compensation Committee are Cornelius E. (“Neil”) Smyth (Chairman) and John Farrington. The Compensation Committee met on three occasions during fiscal 2005. The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of the charter may be obtained upon request, without charge, by contacting our Investor Relations Department at (619) 330-4000 or by writing to us at Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, CA 92108, Attn: Corporate Secretary.

Information with Respect to Our Executive Officers

The following table sets forth certain information regarding our executive officers, including their respective ages and their business experience during the past five years. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. Each of our executive officers is a United States citizen.

Name and Position	Age	Principal Occupation and Other Information

L. Donald Speer, II Chairman of the Board	56	Mr. Speer is also a director, and his biography is referenced above.

Greg Shay Chief Executive Officer, President and Chief Operating Officer	52	Mr. Shay is also a director, and his biography is referenced above.

Andrew B. Laub Executive Vice President, Finance	52	Mr. Laub has served us and our predecessors in a variety of positions since September 1994. Mr. Laub has served as our director and our predecessors from May 1995 to January 2003. Mr. Laub has served as our Executive Vice President, Finance since December 2000. From December 1999 to December 2000, Mr. Laub served as our Executive Vice President, Corporate Development. From July 1995 to December 1999, Mr. Laub was our Executive Vice President, Finance and Development. During these years, he also served as our Chief Financial Officer from October 1997 until December 1999, and Treasurer from September 1994 until December 1999. From September 1994 to July 1995, Mr. Laub also held the position of Vice President. From January 1994 through August 1994, he was self-employed as a financial consultant. From July 1987 through January 1994, Mr. Laub was Treasurer for Southwest Gas Corporation, a publicly traded natural gas distribution utility.

Name and Position	Age	Principal Occupation and Other Information
Javier Saenz Senior Vice President, Information Solutions	35	Mr. Saenz has served as our Senior Vice President, Information Solutions since November 2002. He served as our Director, Information Solutions, from November 2000 to November 2002. From January to November 2000, Mr. Saenz served as Chief Technology Officer for 1-800-Our-Home.com, an Internet-based services company he co-founded. From June 1992 to December 1999, Mr. Saenz worked for Harrah’s Entertainment in Lake Tahoe, Nevada, where he held various positions in the finance and marketing departments.

Kevin McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	36	Mr. McIntosh has served us in a variety of positions since January 1998. Mr. McIntosh has served as our Senior Vice President, Chief Financial Officer, and Treasurer since December 1999 and Secretary since August 2001. Mr. McIntosh was Chief Accounting Officer, Controller and Secretary from December 1998 to December 1999 and Senior Accountant from January 1998 to December 1998. From April 1997 to December 1997, Mr. McIntosh was privately employed as a securities trader and investment analyst. From April 1992 to April 1997, Mr. McIntosh was a senior accountant for Construction Technology Laboratories, Inc., a consulting and scientific firm for construction, transportation, and related industries.

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

Item 10.	Executive Compens ation

We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2005; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2005 (we refer to all of these persons as the “Named Executive Officers”); provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Summary Compensation Table

The following table shows, for the last three fiscal years, compensation information for the Named Executive Officers.

	Annual Compensation							Long-Term Compensation	All Other Compensation ($)(3)
Name and Principal Position	Year	Salary($)(1)		Bonus($)		Other Annual Compensation ($) (2)		Compensation Awards- Securities Underlying Options/ SARS (#)
Greg Shay Chief Executive Officer, President and Chief Operating Officer	2005 2004 2003	$ $ $	330,769 250,000 116,346	$ $	48,000 50,000 —		— —	— — 200,000	$ $ $	4,550 3,742 1,168

L. Donald Speer, II Chairman of the Board	2005 2004 2003	$ $ $	500,000 500,000 500,000	$ $ $	176,003 50,000 65,000	$	— 68,495	— — 400,000	$ $ $	77,374 112,085 57,257

Andrew B. Laub Executive Vice President, Finance	2005 2004 2003	$ $ $	225,000 225,000 225,000		$3,000 — —	$	— — 31,484	— — 100,000	$ $ $	2,229 2,229 2,132

Kevin McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	$ $ $	180,000 180,000 177,846		$26,501 — —		— — —	— — 150,000	$ $ $	2,998 2,513 2,001

Javier Saenz Senior Vice President, Information Solutions	2005 2004 2003	$ $ $	200,000 175,000 154,170	$ $	— 75,000 4,000		— — —	— — 75,000	$ $ $	1,998 2,784 2,195

(1)	Portions of the salaries for Messrs. Shay, Speer, Laub, McIntosh and Saenz were deferred under our 401(k) Plan. Mr. Shay was hired by us in January 2003.

(2)	The amounts disclosed in this column include:

(a)	Greg Shay — Perquisites provided to Mr. Shay in fiscal 2005, 2004 and 2003 did not meet the disclosure threshold established by the SEC.

(b)	L. Donald Speer, II — Perquisites provided to Mr. Speer in fiscal 2005 and fiscal 2004 did not meet the disclosure threshold established by the SEC. In fiscal 2003, the amount reflects payments of which $48,076 is related to excess earned unused vacation; the remaining payments did not meet the disclosure threshold established by the SEC.

(c)	Andrew B. Laub — Perquisites provided to Mr. Laub in fiscal 2005 and fiscal 2004 did not meet the disclosure threshold established by the SEC. In fiscal 2003, the amount reflects payments of which $26,715 is related to automobile benefits; the remaining payments did not meet the disclosure threshold established by the SEC.

(d)	Kevin McIntosh — Perquisites provided to Mr. McIntosh in fiscal 2005, 2004 and 2003 did not meet the disclosure threshold established by the SEC.

(e)	Javier Saenz — Perquisites provided to Mr. Saenz in fiscal 2005, 2004 and 2003 did not meet the disclosure threshold established by the SEC.

(Footnote continued on the next page.)

(Footnote continued from the preceding page.)

(3)	The fiscal 2005 amounts disclosed in this column reflect 2005 premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $71,682; (b) term life insurance on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $2,322, $1,242, $1,104, $298 and $336, respectively; and (c) contributors to defined contribution plans on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $3,370, $3,308, $1,125, $2,700 and $1,662. The fiscal 2004 amounts disclosed in this column reflect 2004 premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $107,523; (b) term life insurance on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $1,422, $1,242, $1,104, $298 and $288, respectively; and (c) contributors to defined contribution plans on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $3,140, $2,500, $1,125, $2,215 and $2,496. The fiscal 2003 amounts disclosed in this column reflect payments by us in fiscal 2003 of premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $52,875; (b) term life insurance on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $1,242, $621, $1,040, $294 and $248, respectively; and (c) contributions to defined contribution plans on behalf of Messrs. Speer, Shay, Laub, McIntosh and Saenz in the amounts of $3,140, $547, $1,092, $1,708 and $1,947, respectively.

Stock Options

No stock options were granted to the Named Executive Officers during fiscal 2005.

The following table includes the number of shares of our common stock acquired by the Named Executive Officers upon the exercise of stock options and the aggregate dollar value realized upon such exercise during fiscal 2005. Also reported are the number of shares of our common stock covered by both exercisable and unexercisable stock options and the value of such options that are “in-the-money” as of June 30, 2005 for the Named Executive Officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Greg Shay	—	—	100,000	100,000	$7,000	$7,000
L. Donald Speer, II	—	—	2,200,000	200,000	$8,000	$8,000
Andrew B. Laub	—	—	750,000	50,000	$2,000	$2,000
Kevin McIntosh	—	—	565,000	75,000	$3,000	$3,000
Javier Saenz	—	—	62,500	37,500	$5,250	$5,250

(1)	Excludes the value of all unexercised options that have an exercise price greater than or equal to $0.39, the closing price of our common stock on June 30, 2005 (the last stock trading day of fiscal 2005).

Change of Control Arrangements

Certain of our stock option plans, and certain of the individual stock option agreements entered into thereunder, contain change in control provisions which, under certain circumstances, trigger the acceleration of vesting of options granted thereunder.

Pursuant to our Articles of Incorporation, no person may become an officer, director or the beneficial owner of such number of any class or series of our issued and outstanding capital stock such that he or she shall hold, directly or indirectly, one of the ten greatest financial interests in us (an “Interested Person”) unless such

Interested Person agrees in writing to (a) provide the National Indian Gaming Commission, or the NIGC, or other gaming authority having jurisdiction over our operations (“Gaming Authority”) with information regarding such Interested Person, including information regarding other gaming-related activities of such Interested Person and financial statements, in such form, and with such updates, as may be required by the NIGC or other Gaming Authority; (b) respond to written or oral questions that may be propounded by the NIGC or any Gaming Authority; and (c) consent to the performance of any background investigation that may be required by the NIGC or any Gaming Authority, including an investigation of any criminal record of such Interested Person.

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

Compensation of Directors

Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee.

Cash Compensation. During fiscal 2005, each of our nonemployee directors received for their services as directors $2,500 per meeting attended in person or by telephone plus travel expenses incurred in connection with attendance at each Board of Directors’ meeting. Nonemployee directors who are members of the Audit Committee and the Compensation Committee received for their services as members of such committees $2,500 per committee meeting attended in person or by telephone during the fiscal year. In addition, during fiscal 2005, each nonemployee director received $1,250 for a Special Committee meeting and $5,000 for the first 40 hours of service on a Special Committee of the Board of Directors.

Nonemployee Directors’ Plan. Each nonemployee director also is eligible to receive stock options under our 1996 Nonemployee Directors Stock Option Plan, as amended (the “1996 Plan”), a non-discretionary, formula stock option plan pursuant to which 300,000 shares of our common stock have been authorized for issuance. Each nonemployee director who first becomes a member of the Board of Directors will be granted an option to purchase 10,000 shares of our common stock automatically on the date of his or her election or appointment to the Board of Directors. Each nonemployee director also is granted an option to purchase 5,000 shares of our common stock automatically on the date of each of our Annual Meetings of Shareholders at which such nonemployee director is reelected to the Board of Directors. The exercise price for all options granted under the 1996 Plan is based on the fair market value of our common stock on the date of grant. Each option granted under the 1996 Plan becomes exercisable six months following the date of grant. Messrs. Smyth and Farrington each received 5,000 stock options granted under the 1996 Plan in fiscal 2005 upon their reelection to the Board of Directors.

The 1995 Plan. Each nonemployee director also is eligible to receive awards under our 1995 Stock Option Plan, as amended (the “1995 Plan”), a discretionary stock option plan administered by the Compensation Committee, except in the case of grants to nonemployee directors in which case the 1995 Plan is administered by the Board of Directors. In fiscal 2005, no options were granted to our non-employee directors under the 1995 Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table contains certain information as of June 30, 2005, regarding all persons who, to our knowledge, were the beneficial owners of more than 5% of the outstanding shares of our common stock, each of our directors, each of our current named executive officers and all directors and named executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the SEC, or based upon our actual knowledge.

Name	Amount and Nature of Beneficial Ownership	Right to Acquire (3)	Percent of Class (1) (2)
Principal Shareholders:
L. Donald Speer, II (4)(5)	1,024,180	2,200,000	34.3%
Andrew Laub(4)	1,500	750,000	9.4%
Jonathan Ungar (6) 30 Liberty Ship Way Sausalito, CA 94965	625,105	—	8.7%
Jo Ann Speer P.O. Box 7239 Rancho Santa Fe, California 92067	589,180	—	8.2%
Kevin McIntosh (4)	3,000	565,000	7.3%
Karol M. Schoen 1932 Wildcat Canyon Road Lakeside, California 92040	477,216	—	6.6%
Directors:
L. Donald Speer, II (4)(5)	1,024,180	2,200,000	34.3%
Jana McKeag 315 Queen Street Alexandria, Virginia 22314	—	160,000	2.2%
Greg Shay (4)	30,000	100,000	1.8%
Cornelius E. (“Neil”) Smyth 1288 Lost Arrow Place Chula Vista, California 91913	75,000	46,250	1.7%
John Farrington Boros & Farrington 11770 Bernardo Plaza Court, Suite 210 San Diego, California 92128	—	20,000	*
Named Executive Officers Who are Not Directors:
Andrew Laub (4)	1,500	750,000	9.4%
Kevin McIntosh (4)	3,000	565,000	7.3%
Javier Saenz (4)	—	62,500	*
All directors and executive officers as a group (8 persons)	1,133,680	3,903,750	45.3%

*	Less than one percent

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Shares that can be acquired through stock options or warrant exercises through August 29, 2005.

(4)	The mailing address of such shareholder is in care of Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, California 92108.

(5)	Includes 1,024,180 shares of common stock held by Speer Casino Marketing, Inc. Speer Casino Marketing, Inc. is wholly-owned by L. Donald Speer, II, our Chairman of the Board.

(6)	Includes 266,518 shares of common stock held by a controlled entity.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” and that information is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions

On July 19, 2004, we entered into an agreement (the “Restructuring Agreement”) with Jonathan Ungar and Alan Henry Woods (the “Noteholders”) to restructure our outstanding debt to the Noteholders. Mr. Ungar owns approximately 8.7% of our common stock. Under the terms of the Restructuring Agreement, the parties agreed to reduce our aggregate outstanding debt to the Noteholders from $11,969,463 to $4,300,000. Under the Restructuring Agreement, the Noteholders exchanged all the outstanding notes previously issued to them pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996, which was cancelled pursuant to the Restructuring Agreement, for new notes in the aggregate principal amount of $4,200,000 and additional obligations of $100,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of June 30, 2005, no further payments are due under the notes. The new notes did not bear interest.

Kelly Speer, the wife of our Chairman of the Board, is employed by us as a Vice President, Marketing and Public Relations and receives an annual salary of $135,000.

We believe that the terms of the above referenced agreements are fair and reasonable and as favorable to us as those which could have been obtained from unrelated third parties at the time of their execution.

Item 13.    Exhibits

(a)(1) Financial Statements

(The above-referenced financial statement information, including the report of independent certified public accountants, has been incorporated by reference into Item 7. Financial Statements of this Annual Report on Form 10-KSB).

(a)(2) Exhibits

The Exhibits listed below are filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Annual Report on Form 10-KSB.

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

10.4

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

10.24

Office Lease Agreement dated as of July 28, 2004, by and between Venture Catalyst Incorporated and McCarran Center, LC, filed with the Commission on November 15, 2005 (File No. 0-11532), which is hereby incorporated by reference.

10.25

Business Advisory Agreement dated January 31, 2005 by and between the Buena Vista Rancheria of Me-Wuk Indians and Venture Catalyst Incorporated., previously filed with the Commission as Exhibit 10.1 to VCAT’s Current Report on Form 8-K dated January 31, 2005, filed with the Commission on January 31, 2005, which is incorporated herein by reference.

Exhibit No.	Description

14

Code of Business Conduct and Ethics, previously filed with the Commission as Exhibit 14 to VCAT’s Annual Report on Form 10-KSB for the year ended June 30, 2004, filed with the Commission on September 22, 2005 (File No. 0-11532), which is hereby incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of VCAT, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for professional services provided to us by Grant Thornton LLP in fiscal years 2005 and 2004 are set forth below.

	Fiscal Year ending June 30,
	2005	2004
Audit Fees	$149,283	$116,378
Tax Fees	46,236	61,803
All Other Fees	1,782	—

Audit Fees.    This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees.    This category consists of professional services rendered by Grant Thornton LLP for tax services, including tax compliance, tax advice and tax planning.

All Other Fees.    This category consists of professional services rendered by Grant Thornton LLP in fiscal 2005 in connection with attendance to Company’s annual shareholder meeting.

The Audit Committee has established a practice that requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent auditor, Grant Thornton LLP, in advance of such services being provided to us.

In fiscal 2005, audit-related fees of $149,283, or 100% of such fees and tax fees of approximately $46,236, or 100% of such fees were pre-approved by the Audit Committee. In fiscal 2004, audit-related fees of $116,378, or 100% of such fees and tax fees of approximately $61,803, or 100% of such fees were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/S/ GREG SHAY
Greg Shay Chief Executive Officer, President, Chief Operating Officer and a Director (Principal Executive Officer)

Dated: September 23, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREG SHAY Greg Shay	Chief Executive Officer, President, Chief Operating Officer and a Director (Principal Executive Officer)	September 23, 2005

/S/ KEVIN MCINTOSH Kevin McIntosh	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 23, 2005

/S/ L. DONALD SPEER, II L. Donald Speer, II	Chairman of the Board and a Director	September 23, 2005

/S/ JANA MCKEAG Jana McKeag	Vice President, Governmental Relations and a Director	September 23, 2005

/S/ JOHN FARRINGTON John Farrington	Director	September 23, 2005

/S/ NEIL E. SMYTH Cornelius E. (“Neil”) Smyth	Director	September 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Venture Catalyst Incorporated

We have audited the accompanying balance sheet of Venture Catalyst Incorporated as of June 30, 2005 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Catalyst Incorporated as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine California

August 30, 2005

VENTURE CATALYST INCORPORATED

BALANCE SHEET

June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,839,310
Accounts receivable, net	976,680
Accounts receivable, net—Barona Tribe	476,504
Prepaid expenses and other current assets	231,774
Deferred tax asset, current	24,000

Total current assets	5,548,268

Non-Current Assets:
Deferred tax asset, non-current	436,000
Property, plant and equipment, net	273,401
Restricted cash	43,360
Deposits and other assets	10,241

Total non-current assets	763,002

Total assets	$6,311,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued wages	716,450
Accounts payable and accrued expenses	633,676
Billings in excess of costs, software contracts	580,372
Deferred revenue, software contracts	254,959

Total current liabilities	2,185,457
Long-term debt	—

Total liabilities	2,185,457

Commitments and Contingencies	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207
Additional paid-in-capital	19,616,699
Accumulated deficit	(15,498,093)

Total shareholders’ equity	4,125,813

Total liabilities and shareholders’ equity	$6,311,270

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

Years Ended June 30,

	2005	2004
Revenues:
Consulting services	$7,160,815	$7,402,400
Software products and related services	1,697,021	267,346

Total revenues	8,857,836	7,669,746
Cost of Revenues:
Consulting services	2,798,038	2,842,790
Software products and related services	1,482,978	1,538,577

Total cost of revenues	4,281,016	4,381,367

Gross profit	4,576,820	3,288,379

Operating expenses:
General and administrative	3,475,516	2,476,051
Sales and marketing	638,689	609,686
Research and development	73,639	49,465

Total operating expenses	4,187,844	3,135,202

Operating profit	388,976	153,177

Other income (expense):
Interest income	66,334	54,966
Other gains (losses)	14,486	(523)
Interest expense	—	(1,088,133)
Release of advance of future consulting fees—Barona Tribe	—	3,714,231

Other income	80,820	2,680,541

Income before income tax (provision) benefit	469,796	2,833,718
Income tax (provision) benefit	(132,851)	540,000

Net income	336,945	3,373,718

Basic and diluted income per share:
Net income per share—basic	$.05	$.47

Net income per share—diluted	$.05	$.47

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,320,301	7,224,301

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended June 30, 2005 and 2004

	Common Stock		Additional Paid-in-Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at June 30, 2003	7,206,598	$7,207	$11,946,978	$(1,680)	$(19,208,756)	$(7,256,251)

Amortization of deferred compensation	—	—	—	1,938	—	1,938
Remeasurement of stock options under “modification accounting”	—	—	258	(258)	—	—
Net income	—	—	—	—	3,373,718	3,373,718

Balance at June 30, 2004	7,206,598	$7,207	$11,947,236	$—	$(15,835,038)	$(3,880,595)

Debt Restructuring	—	—	7,669,463	—	—	7,669,463
Net income	—	—	—	—	336,945	336,945

Balance at June 30, 2005	7,206,598	$7,207	$19,616,699	$—	$(15,498,093)	$4,125,813

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2005	2004
Increase (decrease) in cash:
Cash flows provided by operating activities:
Net income	$336,945	$3,373,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,228	181,922
Deferred income taxes	80,000	(540,000)
Amortization of stock-based compensation	—	1,938
Reduction of estimated loss, software contract	(36,810)	—
Net loss on disposal of assets	3,513	523
Changes in assets and liabilities:
Accounts receivable, net	(949,928)	6,201
Prepaid expenses and other current assets	(2,400)	(24,985)
Accounts receivable, net—Barona Tribe	(22,425)	75,300
Income tax receivable	(8,522)	—
Release of advances of future consulting fees—Barona Tribe	—	(3,714,231)
Deposits and other assets	(1,919)	—
Work-in-process, software contracts	61,411	—
Interest, long-term debt	—	1,088,134
Billings in excess of costs, software contracts	58,990	388,830
Accounts payable and accrued expenses	655,283	257,916
Estimated loss, software contracts	(111,190)	148,000
Deferred revenue, support contracts	217,459	37,500

Net cash provided by operating activities	385,635	1,280,766

Cash flows used in investing activities:
Purchase of furniture and equipment	(228,109)	(90,811)
Increase in restricted cash	(43,360)	—

Net cash used in investing activities	(271,469)	(90,811)

Cash flows used in financing activities:
Payment on notes related to debt restructure	(4,300,000)	—

Net cash used in financing activities	(4,300,000)	—

Net (decrease) increase in cash	(4,185,834)	1,189,955
Cash at beginning of period	8,025,144	6,835,190

Cash at end of period	$3,839,310	$8,025,145

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$52,800	$800

Interest expense	$—	$—

Supplemental schedule of non-cash financing activity:
Increase to shareholders equity and debt reduction resulting from debt restructure (See Note. 11)	$7,669,463	$—

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

Note 1.	The Company

Venture Catalyst Incorporated is a provider of consulting services and technology in the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services to clients in the gaming and hospitality industry. At June 30, 2005, we had two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We have provided services to the Buena Vista Tribe since February 2005. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

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

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Advisory service revenues from the Buena Vista Tribe are recorded monthly as earned, pursuant to the above referenced guidelines.

For a detailed discussion relating to the terms of the 1996 Consulting Agreement and 2004 Consulting Agreement with the Barona Tribe, including the determination of consulting fees, see Note 3. “Agreements with the Barona Tribe.” For a detailed discussion relating to the terms of the Advisory Agreement with the Buena Vista Tribe, see Note 4. “Agreement with the Buena Vista Tribe.”

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

Support services are provided pursuant to a separate contractual arrangement, or for one software client, pursuant to an annual term license agreement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

C.	Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income and income per share would have decreased or increased to the pro forma net income and income per share amounts indicated below:

	Fiscal year ended June 30,
	2005	2004
Net income:
As reported	$336,945	$3,373,718
Add:	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(90,053)	(400,447)

Pro forma	$246,892	$2,973,271

Net income per share:
As reported—basic and diluted	$.05	$.47
Pro forma—basic and diluted	$.03	$.41

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The following table shows the weighted average assumptions for stock options:

	Fiscal year ended June 30,
	2005	2004
Risk-free interest rate	3.72%	3.08%
Expected life (in years)	10	10
Expected volatility	2.26	2.35

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash equivalents during fiscal 2005, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities were reset every seven days in an auction process. There were no outstanding auction rate securities at June 30, 2005. Interest rates earned during fiscal 2005, ranged from 0.81% to 2.76%.

Cash equivalents during fiscal 2004, consisted of commercial paper and CD instruments with maturities ranging from two weeks to three months. Interest rates earned during fiscal 2004 on such investments ranged from 0.8% to 1.2%.

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

F.	Advances of Future Consulting Fees—Barona Tribe

In May 2004, we entered into the 2004 Consulting Agreement with the Barona Tribe and mutually released each other of all liabilities and claims related to the 1996 Consulting Agreement and Modification No. 1 thereto, including the advance of future consulting fees. Accordingly, during May 2004, we recorded a one-time gain of $3,714,000 from the release of this debt.

G.	Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when management estimates it is more likely that a portion of deferred tax assets will not be realized. See Note 13, “Income Taxes.”

H.	Income Per Share

Basic net income per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted income reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted income per share for the past two fiscal years:

	June 30,
	2005	2004
Net income available to common shareholders	$336,945	$3,373,718

Weighted average shares outstanding – basic	7,206,598	7,206,598
Effect of dilutive options	113,703	17,703

Weighted average shares outstanding – diluted	7,320,301	7,224,301
Net income per common share – basic	$.05	$.47

Net income per common share – diluted	$.05	$.47

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options to purchase 5,668,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at June 30, 2005, which expire on various future dates through 2015. During fiscal 2005, options to purchase 5,066,113 shares of common stock with exercise prices greater than the average fair market value of our stock of $.36 were not included in the calculation of EPS because the effect would have been anti-dilutive. During fiscal 2004, options to purchase 5,459,507 shares of common stock with exercise prices greater than the average fair market value of our stock of $.26 were not included in the calculation of EPS because the effect would have been anti-dilutive.

I.	Comprehensive Income

Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of shareholders’ deficit. We did not have any additional economic events to report as a component of comprehensive income during fiscal 2005 or fiscal 2004.

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

We use significant estimates in the calculation of our income tax provision or benefit by using forecasts to estimate whether we will have sufficient future taxable income to realize our deferred tax assets. There can be no assurances that our taxable income will be sufficient to realize such deferred tax assets. We will continue to evaluate our valuation allowance on an ongoing basis.

K.	Fair Value of Financial Instruments

We believe that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents and accounts receivable approximate their estimated fair values.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

During fiscal 2002, we capitalized $247,000 of our software development costs related to Mariposa. Mariposa was completed on June 30, 2002 and no further capitalization is expected. We amortized the capitalized software development costs on a straight-line basis over the estimated useful life of two years. Amortization of the capitalized software development costs, which is included in cost of revenues, was $0 and $95,000 during fiscal 2005 and fiscal 2004, respectively. All capitalized software development costs have been fully amortized as of March 31, 2004.

N.	Cost of Revenues—Software Products and Related Services

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, costs for services provided by a third-party software development firm through December 31, 2004 in connection with integration, installation and support services for our software products, losses on software contracts, amortization of capitalized software costs and other direct costs related to our software products and related services.

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

O.	Allowance for Doubtful Accounts

We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. We analyze our accounts receivable, customer concentrations, customer credit-worthiness and changes in our customer payment terms when evaluating allowance for doubtful accounts. At June 30, 2005 and June 30, 2004, our allowance for doubtful accounts was $0.

P.	Impairment of Assets

On July 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which superseded the accounting and reporting provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions” (“APB 30”). To determine impairment we review long-lived assets quarterly to determine if there have been any events or changes in circumstances that indicate that their carrying value may not be recoverable, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. As a result of these reviews, since the inception of the adoption of this standard, we have not recorded any impairment losses related to long-lived assets, and therefore there has been no material impact on our Statements of Operations or financial condition as of and for the year ended June 30, 2005.

Q.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005, or, in the case of small business issuers, the beginning of the fiscal year that begins after December 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We are required to adopt SFAS 123R in the first quarter of the fiscal year ending June 30, 2007. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R will have an adverse impact on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, discussed below. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice. In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the financing loan agreement (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of June 30, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

During fiscal 2005 and the fourth quarter of fiscal 2004 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the first three quarters of fiscal 2004. However, during the first three quarters of fiscal 2004, we earned “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

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

During the fourth quarter of fiscal 2005, the above-referenced profit sharing arrangement resulted in a $121,000 profit sharing payment obligation to the Barona Tribe which was recorded as a reduction in revenues earned from the Barona Tribe pursuant to applicable accounting guidelines.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

For a discussion concerning governmental regulation regarding Native American gaming in general, see Note 14. “Commitments and Contingencies.”

Note 4.	Agreement with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ending June 30, 2007 or June 30, 2008.

For a discussion concerning governmental regulation regarding Native American gaming in general, see Note 14. “Commitments and Contingencies.”

Note 5.	Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from Mariposa contracts and from advisory fees earned from the Buena Vista Tribe, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During fiscal 2005 and fiscal 2004, revenues from the Barona Tribe were $6,846,000 and $7,402,000, respectively, representing 77% and 97% of our total revenues, respectively.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table is a summary of billings and costs for our uncompleted software contracts as of June 30, 2005:

Number of uncompleted software contracts	3
Gross uncompleted software contracts amount	$1,090,300
Uncompleted software contracts with billings in excess of costs:
Billings	$582,540
Costs incurred	2,168

Billings in excess of costs, uncompleted software contracts	$580,372

Note 8.	Available-for-Sale Securities

We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. These investments are primarily in small, privately held early stage companies and collectively, these investments had no carrying value at June 30, 2005.

Note 9.	Incentive Program

In fiscal 2004 we adopted an annual incentive program to provide eligible employees the opportunity to share in our success, to reward employees for achieving and exceeding quantifiable business results or to recognize an individual’s exemplary performance. The incentive program includes a Profit Sharing Plan (“the Plan”), which will award employees if certain financial goals are met. The Plan requires annual written approval by the Compensation Committee of the Board of Directors (the “Committee”) prior the start of each fiscal year that it is effective. The Plan was approved for fiscal 2005.

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

We recorded $133,000 and $65,000 in compensation expenses related to Plan Awards for fiscal 2005 and fiscal 2004, respectively. The Plan has been approved for fiscal 2006 with no change to the current terms.

Note 10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2005:

Computer equipment and software	$403,508
Furniture	106,939
Equipment	10,533
Automotive equipment	77,651
Leasehold improvements	37,895

636,526
Less Accumulated depreciation	(363,125)

$273,401

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 11.	Stock Repurchase/Long-Term Debt

A.	Stock Repurchase Obligation

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we incurred debt in the form of unsecured promissory notes bearing interest at a rate of 10% per annum. At June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our shareholder’s deficit balance at June 30, 2004, and our current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new non-interest bearing promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. No further payments are due under the new notes.

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

Note 12.	Segment Reporting

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The accounting policies of our operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other income (expense) for fiscal 2005 and 2004 is as follows:

	Consulting Services	Software	Total
Fiscal year ended June 30, 2005:
Revenues	$7,160,815	$1,697,021	$8,857,836
Cost of revenues	2,798,038	1,482,978	4,281,016
Allocated operating expenses	2,844,282	1,343,562	4,187,844

Operating profit (loss)	$1,518,495	$(1,129,519)	$388,976

Fiscal year ended June 30, 2004:
Revenues	$7,402,400	$267,346	$7,669,746
Cost of revenues	2,842,790	1,538,577	4,381,367
Allocated operating expenses	2,041,810	1,093,392	3,135,202

Operating profit (loss)	$2,517,800	$(2,364,623)	$153,177

Note 13.	Income Taxes

Deferred income taxes are comprised of the following at June 30, 2005:

Deferred tax assets:
Net operating loss (“NOL”)	$3,027,434
Capital loss carryforward	1,325,733
Charitable contribution carry-forward	215,850
Accrued expenditures	172,864
Deferred compensation related to non-employee stock options	75,014
Alternative minimum tax credits	49,664
Capitalized software costs	25,147
Fixed asset depreciation	19,475
California franchise taxes	3,187

Total deferred tax asset	4,914,368

Less valuation reserve	(4,454,368)

Deferred tax asset, net	$460,000

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The composition of our income tax provision (benefit) is as follows:

	Year Ended June 30,
	2005	2004
Current tax:
Federal	$43,478	$—
State	9,373	—

Current tax	52,851	—

Deferred tax:
Federal	$791,585	$1,220,768
State	745,734	396,058

Deferred tax	1,537,319	1,616,826

Valuation allowance	(1,457,319)	(2,156,826)

Income tax provision (benefit) from continuing operations	$132,851	$(540,000)

A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended June 30,
	2005	2004
U.S. Federal statutory rate	34%	34%
Permanent differences	9%	1.5%
Expiration of stock options	—	12%
State income taxes	5.9%	5.8%
Debt restructure	300%	—
Change in valuation allowance	(328)%	(76)%
Change in effective state rate	10%	—
Other	(2.9)%	3%

	28%	(19)%

We have federal and state NOL carry-forwards of approximately $7,330,000 and $9,174,000, respectively, which expire in varying dates through 2023. In addition, we have federal and state alternative minimum tax (“AMT”) credit carry-forwards of $43,000 and $9,000, respectively. The AMT credits have no expiration dates.

We record a valuation allowance to reduce our deferred tax assets to the amount that is ‘more likely than not’ to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” In determining future taxable income, we make assumptions that require judgment. In fiscal 2005, our valuation allowance was reduced by $1,457,000 resulting in a net deferred tax asset of $460,000. The $80,000 decrease of our net deferred tax asset during fiscal 2005 was primarily related to the utilization of NOL’s and our revised estimates of future taxable income.

In connection with the above-referenced debt restructuring approximately $1,700,000 will be included in taxable income as a result of the restructuring. The remaining amount of $5,969,000 will reduce certain tax attributes and be excluded from taxable income pursuant to the Internal Revenue Code and related regulations.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2004, we recognized a net deferred tax asset of $540,000 as a result of (a) our expectations of future taxable income (b) more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 Consulting Agreement and the current backlog of signed software contracts. The decrease in the valuation allowance resulted in an increase in the carrying value of our deferred tax asset and an income tax benefit of $540,000 during fiscal 2004.

During fiscal 2004, we recorded a one-time gain of $3,714,000 for the release of debt described more fully in Note 2. F “Advance of Future Consulting Fees.” The one-time gain was excluded from taxable income as a result of our assessment of the solvency of VCAT immediately prior to the release of such debt pursuant to applicable tax regulations.

Note 14.	Commitments and Contingencies

A.	Lease Obligations

We have entered into operating leases for facilities and equipment that expire at various dates through fiscal 2010. The minimum future payments due under operating lease contracts at June 30, 2005 for the years ending June 30 are as follows:

2006	$150,846
2007	103,549
2008	96,648
2009	94,987
2010	31,662

Net minimum lease payments	$477,692

Rent expense for fiscal 2005 and 2004 was $170,000 and $92,000, respectively.

B.	Litigation

From time to time, we are subject to litigation in the normal course of business.

In January 2005, we filed suit against multiple parties (the “Defendants”) for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. In August 2005, the Defendants filed counterclaims against VCAT and certain individual counter-claim defendants. In the counterclaim, Defendants seek unspecified damages, injunctive relief, and declaratory relief. Although the amount is not determinable at this time, such litigation has resulted in substantial costs and a diversion of resources and could continue to result in substantial costs and a diversion of resources that could have a material adverse effect on our business, operating results, and financial condition. While we cannot predict the ultimate outcome of our pending matters or how they will affect our results of operations or financial position, we currently do not expect any of the legal proceedings to which we are currently a party, including the legal proceedings described above, individually or in the aggregate, to have a material adverse effect on our results or financial position. For a further discussion of the lawsuit, see “Part II, Item 1. Legal Proceedings”, herein.

C.	Governmental Regulations

Consulting Services.    The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In April 2005, the Buena Vista Tribe submitted the Advisory Agreement to the NIGC for review. The review is pending. We believe that the Advisory Agreement is not a management contract.

The California Gambling Control Commission.    As part of the tribal licensing process, applicants, like VCAT, are required to obtain a determination of suitability from the California Gambling Control Commission (“CGCC”). While an applicant can receive a tribal license and conduct gaming related business prior to the state rendering a determination, if the state determines that the applicant would not qualify for a gambling license under state law, the tribal gaming agency must immediately revoke the tribal gaming license and terminate the applicant’s contract with the tribal gaming operation. The denial of a state determination of suitability is subject to review in state court and, if reversed by the state court, the tribal gaming agency may re-issue a license to the applicant. In January 2005, the CGCC issued a finding of suitability for VCAT.

Software Products and Related Services.    Products, devices or apparatus used in gaming operations and those who supply such items may be subject to licensing and regulation under certain state, tribal or international laws and regulations. Because Mariposa is being marketed as a product for use in the gaming industry, Mariposa and /or VCAT may be subject to such licensing or registration. These types of laws and regulation vary from jurisdiction to jurisdiction. As we expand Mariposa into other jurisdictions, we will take those steps necessary to comply with all applicable laws and regulations; however, our Mariposa license agreements do provide that if regulatory authorities impose requirements upon us that, in our judgment, make it commercially infeasible for us to perform our obligations under the agreements then we may terminate such license agreement, and, as our sole liability for such termination, we shall pay the licensee an amount equal to the amount, if any, previously paid to us under such license agreement.

Note 15.    Stock Options

In 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), currently under which options to purchase up to 12,000,000 shares of our common stock could be granted. Options to purchase common stock that terminate without exercise are available for re-issuance. Options may be issued to our employees, consultants and directors either as (a) incentive stock options or (b) non-statutory stock options.

Stock options are granted by the Compensation Committee of our Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of our common stock only if the exercise price is at least 110% of the fair market value on

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant. As of June 30, 2005, there were 5,073,569 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1995 Plan.

In 1996, we adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”), currently under which options to purchase up to 300,000 shares of our common stock could be granted. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant. As of June 30, 2005, there were 210,000 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1996 Plan.

The following table summarizes stock option activity under the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the periods indicated:

	For the Year Ended June 30, 2005		For the Year Ended June 30, 2004
	Options Outstanding	Option Price Per Share	Options Outstanding	Option Price Per Share
Outstanding at beginning of year	5,658,250	$0.13 – $ 12.50	5,693,250	$0.13 – $ 12.50
Granted	70,000	$0.38 – $ 0.45	10,000	$ 0.30
Exercised	—	—	—	—
Cancelled	(60,000)	$0.13 – $ 2.41	(45,000)	$0.25 – $ 4.00

Outstanding at end of year	5,668,250	$0.13 – $ 12.50	5,658,250	$0.13 – $ 12.50

Options exercisable at year end	4,940,750	$0.13 – $ 12.50	4,442,000	$0.13 – $ 12.50
Weighted average fair value of options granted		$ 0.39		$ 0.30

The following table summarizes information concerning options outstanding at June 30, 2005:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable
$0.13 – $ 1.75	1,231,000	7.75	658,500
$2.09 – $ 3.75	3,407,250	3.10	3,252,250
$4.00 – $ 4.63	990,000	4.34	990,000
$7.50 – $12.50	40,000	4.62	40,000

	5,668,250		4,940,750

Note 16.    401(k) Savings Plan

We have a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary, subject to certain limitations. We have a policy to match 25% of employee contributions up to 6% of their gross pay and contributions made by us in connection with the 401(k) plan were $23,000 during fiscal 2005 and $20,000 fiscal 2004.