Form 10QSB
period 2005-09-30
VENTURE CATALYST INC
filed 2005-11-10
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of October 31, 2005, 7,206,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

	September 30, 2005 (unaudited)	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,317,085	$3,839,310
Accounts receivable-Barona Tribe	597,425	476,504
Accounts receivable, net	293,329	976,680
Prepaid expenses and other current assets	282,423	231,774
Deferred tax asset, current	138,000	24,000

Total current assets	5,628,262	5,548,268

Non-Current Assets:
Deferred tax asset, non-current	436,000	436,000
Property, plant and equipment, net	297,644	273,401
Restricted cash	43,360	43,360
Deposits and other assets	12,397	10,241

Total non-current assets	789,401	763,002

Total assets	$6,417,663	$6,311,270

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$773,053	$633,676
Accrued wages	683,660	716,450
Billings in excess of costs, uncompleted software contracts	554,067	580,372
Deferred revenue	365,564	254,959
Income taxes payable, net	852	—

Total current liabilities	2,377,196	2,185,457

Total liabilities	2,377,196	2,185,457

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	19,616,699	19,616,699
Accumulated deficit	(15,583,439)	(15,498,093)

Total shareholders’ equity	4,040,467	4,125,813

Total liabilities and shareholders’ equity	$6,417,663	$6,311,270

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2005	2004
Revenues:
Consulting services	$1,946,461	$1,725,000
Software products and related services	124,570	19,123

Total revenues	2,071,031	1,744,123

Cost of revenues:
Consulting services	714,540	613,547
Software products and related services	278,305	415,018

Total cost of revenues	992,845	1,028,565

Gross profit	1,078,186	715,558

Operating expenses:
General and administrative	1,019,315	644,963
Sales and marketing	274,832	215,939
Research and development	62,436	12,836

Total operating expenses	1,356,583	873,738

Operating loss	(278,397)	(158,180)

Other income:
Interest income	32,052	13,388
Other gains	47,000	267

Other income	79,052	13,655

Net loss before income tax benefit	(199,345)	(144,525)
Income tax benefit	114,000	88,000

Net loss	$(85,345)	$(56,525)

Basic and diluted loss per share:
Net loss per share - basic	$(.01)	$(.01)

Net loss per share - diluted	$(.01)	$(.01)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2005	2004
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(85,345)	$(56,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,262	25,217
Increase to deferred tax assets	114,000	—
Gain on disposal of asset	—	(17)
Changes in operating assets and liabilities	473,363	(68,531)

Net cash provided by (used in) operating activities	532,280	(99,856)

Cash flows used in investing activities:
Issuance of restricted cash	—	(43,360)
Purchase of furniture and equipment	(54,505)	(82,992)

Net cash used in investing activities	(54,505)	(126,352)

Cash flows used in financing activities:
Payments on long-term notes	—	(4,300,000)

Net cash used in financing activities	—	(4,300,000)

Net increase (decrease) in cash	477,775	(4,526,208)
Cash at beginning of period	3,839,310	8,025,144

Cash at end of period	$4,317,085	$3,498,936

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$12,000	$—

Supplemental schedule of non-cash financing activity:
Increase to shareholders equity and debt reduction resulting from debt restructure (See Note. 12)	$—	$7,669,443

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (“fiscal 2005”). Amounts related to disclosure of June 30, 2005 balances within these interim statements were derived from the aforementioned 10-KSB. Certain items in the financial statements for fiscal 2005 have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Description of Business

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services to clients in the gaming and hospitality industry. We have two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We have provided services to the Buena Vista Tribe since February 2005. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

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

September 30, 2005

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe. We did not generate a profit sharing payment obligation during the three months ended September 30, 2005.

Advisory service revenues from the Buena Vista Tribe are recorded monthly as earned, pursuant to the above referenced guidelines. For a detailed discussion relating to the terms of the 2004 Consulting Agreement with the Barona Tribe and the terms of the Advisory Agreement with the Buena Vista Tribe see Note 3. “Agreements with the Barona Tribe and Buena Vista Tribe.”

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

	Three months ended September 30,
	2005	2004
Net loss:
As reported	$(85,345)	$(56,525)
Add:	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(13,208)	(57,195)

Pro forma	$(98,553)	$(113,720)

Net loss per share:
As reported	$(.01)	$(.01)
Pro forma	$(.01)	$(.02)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends.

Cost of Revenues – Software Products and Related Services

The cost of revenues in our software division for the three months ended September 30, 2005 consist primarily of compensation and other personnel-related expenses and other direct costs related to our software products and related services. The cost of revenues in our software division for the three months ended September 30, 2004 consist primarily of costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products and compensation and other personnel-related expenses.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Note 3. Agreements with the Barona Tribe and Buena Vista Tribe

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

Under the 2004 Consulting Agreement, we agreed to a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, discussed below. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice. The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (the “Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payment may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of September 30, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

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

Gaming Authority Regulations

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. In March 1999, the NIGC commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. The review is currently pending. In addition, the National Indian Gaming Commission (the “NIGC”), and, the Bureau of Indian Affairs (the “BIA”) if necessary, have not yet approved the 2004 Consulting Agreement. The Advisory Agreement with the Buena Vista Tribe also may be subject to review by the NIGC and possibly the BIA. We have received a determination of suitability from the California Gambling Control Commission and are authorized to participate in the California tribal gaming market, subject to licensing requirements of the tribal gaming agencies.

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from software contracts and from advisory fees earned from the Buena Vista Tribe, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During the three months ended September 30, 2005 and 2004, revenues from the Barona Tribe were $1,792,000 and $1,725,000, respectively, representing 87% and 99% of our total revenues, respectively.

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

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Cash equivalents during the three months ended September 30, 2005, consisted of commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 30-days to 90-days. Interest rates earned on such investments ranged from 2.76% to 3.17%.

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

The following table is a summary of billings and costs for our uncompleted software contracts for the three month period ended September 30, 2005:

Number of uncompleted software contracts	3
Gross contracts amount	$1,090,000

Uncompleted software contracts with billings in excess of costs:
Billings	$582,540
Costs incurred	28,473

Billings in excess of costs, uncompleted software contracts	$554,067

Note 8. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended September 30, 2005:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2005	5,668,250	$0.13 - $12.50
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, September 30, 2005	5,668,250	$0.13 - $12.50

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note 9. Net Loss Per Share

Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted loss reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted loss per share for the three months ended:

	September 30,
	2005	2004
Net loss available to common shareholders	$(85,345)	$(56,525)

Weighted average shares outstanding – basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding – diluted	7,206,598	7,206,598

Net loss per common share – basic and diluted	$(.01)	$(.01)

Options to purchase 5,668,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at September 30, 2005, which expire on various future dates through 2015. During the quarter ending September 30, 2005, options to purchase 5,668,250 shares of common stock, representing all outstanding options, were not included in the calculation of EPS because the effect would have been anti-dilutive. During the quarter ending September 30, 2004 options to purchase 5,598,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

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

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other expense for the three months ended September 30, 2005 and 2004 is as follows:

	Consulting Services	Software	Total
Three months ended September 30, 2005:
Revenues	$1,946,461	$124,570	$2,071,031
Cost of revenues	714,540	278,305	992,845
Allocated operating expenses	601,847	754,736	1,356,583

Operating profit (loss)	$630,074	$(908,471)	$(278,397)

Three months ended September 30, 2004:
Revenues	$1,725,000	$19,123	$1,744,123
Cost of revenues	613,547	415,018	1,028,565
Allocated operating expenses	537,564	336,174	873,738

Operating profit (loss)	$573,889	$(732,069)	$(158,180)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note 11. Income Taxes

During the three months ended September 30, 2005, we recorded an income tax benefit of $114,000 as a result of applying an estimated annual effective tax rate of 57% to the net loss for the period. The estimated annual effective tax rate is higher than the statutory rate primarily as a result of (a) estimated temporary and permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for the fiscal year ended June 30, 2006. During the three months ended September 30, 2004, we recorded an income tax benefit of $88,000 as a result of applying an estimated annual effective tax rate to the net loss for the period.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing product and business development of Mariposa, a fully-integrated Customer Relationship Management, or CRM, marketing and business intelligence software system for the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This Report should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2005 (“fiscal 2005”).

Our Consulting Services Division.

As of September 30, 2005, we had two clients in our consulting services division, the Barona Tribe and the Buena Vista Tribe, both of which are federally recognized, sovereign Native American tribes. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista’s reservation located near Ione, in Northern California. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004. On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The 2004 Consulting Agreement expires March 31, 2009 unless renewed or extended.

Under the 2004 Consulting Agreement, we agreed to a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, as discussed below. The initial term of the 2004 Consulting Agreement is five years. The Barona Tribe has the right under the 2004 Consulting Agreement to negotiate an additional five year extension and a right to terminate after giving nine months notice. The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the Development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Subordination Agreement in July 2001 (the “Subordination Agreement”). In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of September 30, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement continue to be subject to the Subordination Agreement.

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino, however, said term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2007 or the fiscal year ending June 30, 2008.

We have offered to the Barona Tribe an opportunity to assist us in connection with the Advisory Agreement by allowing us to use some of the Barona Valley Ranch personnel to perform services under the Advisory Agreement. In exchange, we will pay to the Barona Tribe a fee equal to 17.5% of the fees received by us pursuant to the Advisory Agreement. If the Barona Tribe accepts this proposal, we believe that we will be in a better position to provide a wider scope of services to the Buena Vista Tribe without adding a number of added resources and costs.

Our Software Division.

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

As of September 30, 2005, we had three uncompleted software contracts that we had entered into that, if completed, will result in aggregate revenues of $1,090,000, exclusive of any potential support fees which could be generated subsequent to their completion. There can be no assurance that we will complete all of the contracts or, that if all of the contracts are completed, that they will be completed pursuant to existing terms. We expect to incur significant costs to complete each of the software contracts but the amount of costs cannot be reasonably estimated at this time as a result of the varying third-party software systems used at gaming properties which integrate with our system. However, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

Historically, the majority of our software development, support, installation and integration services (“software services”) were performed by a third-party service firm. As of December 31, 2004, we completed the process of transitioning all software services from a third-party service firm to internal engineering resources. In connection with the transition, in August 2004, we reached an agreement with our third-party service firm which enabled us to hire four of its engineers for a fee of $117,000. We also mutually agreed to allow our agreement for software services to expire on December 31, 2004.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we have:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will share a percentage of any net profits generated by Mariposa on a quarterly basis, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

During the three months ended September 30, 2005 and 2004, the above-referenced profit sharing arrangement did not result in a profit sharing payment obligation to the Barona Tribe.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure our principal indebtedness (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. No further payments are due under the notes and our long-term debt balance was zero as of September 30, 2005.

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

Results of Operations

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004.

Revenues

Revenues for the three months ended September 30, 2005 were $2,071,000, compared to $1,744,000 during the same period last year.

During the three months ended September 30, 2005, we earned $1,946,000 in revenues in our consulting services division consisting of (a) $1,792,000 in fees for consulting services provided to the Barona Tribe; (b) $150,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $4,000 in other revenues primarily resulting from out-of-pocket expenses rebilled to customers. During the three months ended September 30, 2004, we earned $1,725,000 in fees for consulting services provided to the Barona Tribe during the period.

During the three months ended September 30, 2005, we earned $125,000 in revenues from our software products and related services compared to $19,000 earned in the prior year period. The revenues in the current year period resulted from (a) $119,000 in support fees and (b) $5,000 revenues from additional license fees earned on completed software contracts and out-of-pocket expenses rebilled to customers. In the prior year period, revenues consisted of (a) $13,000 for software support services and (b) $6,000 from out-of-pocket expenses rebilled to customers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2005 was $993,000, compared to $1,029,000 during the three months ended September 30, 2004.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses and other direct costs, related to providing consulting services to the Barona Tribe and Buena Vista Tribe. The cost of revenues during the three months ended September 30, 2005 in the consulting services division was $714,000, an increase of 16% compared to $614,000 recorded during the same period last year. The increase was primarily the result of an increase in (a) client relations expenses of $84,000; (b) compensation and other personnel-related expenses of $52,000; and (c) other direct costs of $20,000. The increase was partially offset by a reduction in (a) third-party consultant costs of $41,000 and (b) costs incurred in connection with providing software support services to the Barona Tribe of $14,000.

The cost of revenues in our software division in the current year period consist primarily of compensation and other personnel-related expenses and other direct costs related to our software products and related services. The cost of revenues in our software division in the prior year period consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products and compensation and other personnel-related expenses. The cost of revenues in the software division during the three months ended September 30, 2005 decreased 33% to $278,000 from $415,000 during the three months ended September 30, 2004. Expenses during the current year period related to our software products and related services decreased primarily as a result of (a) a one-time fee of $117,000 paid to our third-party services firm in connection with the employment of four of their employees in the prior year period; (b) a decrease in professional services of $42,000; and (c) a decrease of $9,000 in other direct costs. The decrease was partially offset by an increase in costs related to providing maintenance and support services of $28,000 and $7,000 for compensation and other personnel-related expenses.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses increased 58% to $1,019,000 for the three months ended September 30, 2005, from $645,000 during the same period last year. The increase was primarily attributable to increases in (a) professional services of $253,000, primarily comprised of legal fees incurred in connection with the software related litigation; (b) compensation and other personnel-related expenses of $57,000; (c) facility and other related costs of $48,000 incurred primarily in connection with the opening of our new office in Las Vegas, Nevada in September 2004; (d) professional services of $19,000; and (d) other general and administrative costs of $16,000. The increase was partially offset by a decrease in fees incurred in connection with outside accounting and tax compliance services of $20,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended September 30, 2005 increased 27% to $275,000 from $216,000 during the same period last year. The increase was primarily a result of an increase in (a) tradeshow costs and related expenses of $59,000 and (b) compensation and other personnel-related expenses of $22,000 related to sales efforts. The increase was partially offset by a decrease in professional services of $24,000, primarily related to website development and advertising in the prior year period.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of our software products.

During the three months ended September 30, 2005, research and development expenses increased to $62,000, from $13,000 during the same period last year. The increase was a result of the increase compensation and other personnel-related expenses and equipment and software used in connection with our research and development efforts. Expenses related to ongoing product improvements and enhancements of existing Mariposa applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

For the three months ended September 30, 2005, interest income increased to $33,000 compared to $13,000 for the same period last year primarily as a result of higher interest rates during the current year period as compared to the prior year period. Other income of $47,000 was a result of cash consideration received in connection with settlement of litigation.

Income Tax Benefit

We recorded an income tax benefit of $114,000 during the three months ended September 30, 2005, as a result of applying our estimated annual effective tax rate to the loss recorded in the period. We recorded an income tax benefit of $88,000 during the three months ended September 30, 2004, as a result of applying our estimated annual effective tax rate to the loss recorded in the period.

Liquidity and Capital Resources

Our principal sources of liquidity at September 30, 2005 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $4,317,000. During the three months ended September 30, 2005, our cash position increased by $478,000 from the June 30, 2005 balance of $3,839,000. The increase was a result of cash provided by operating activities of $532,000 partially offset by cash used in investing activities of $55,000.

The cash provided by operating activities of $532,000 resulted primarily from revenue received from the Barona Tribe and Buena Vista Tribe and payments from clients pursuant to software contracts during the period less cash expenditures in the period. Cash used in investing activities of $55,000 resulted from the purchase of fixed assets.

In January 2005, we filed suit against multiple parties for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. Although the total amount of costs and expenses related to this litigation is not determinable at this time, such litigation has resulted in substantial costs and a diversion of management resources. We expect to incur additional substantial cost and expect that the litigation will continue to divert management resources. Over time, such expenses of time and/or money could have a material adverse effect on our business, operating results and financial condition.

As of September 30, 2005, our cash and cash equivalents were approximately $4,317,000. We believe our cash and cash equivalents, together with cash provided from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months; however, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Factors That May Affect Future Results

Risks Related to our Financial Condition

We have limited resources to grow our business.

As of September 30, 2005, our cash and cash equivalents were $4,317,000. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

The market for CRM software products is marked by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in client demands and evolving industry standards. If we are unable to market Mariposa on a timely and cost-effective basis, we may not generate significant revenues from the sale or license of our software products and services. In marketing Mariposa, we may:

•	fail to respond to technological changes in a timely or cost-effective manner;

•	encounter software products, capabilities or technologies developed by others that render Mariposa obsolete or noncompetitive or that shorten the life cycle of Mariposa;

•	experience difficulties that could delay or prevent the successful development, marketing and deployment of Mariposa; or

•	fail to achieve broad market acceptance of Mariposa.

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

Mariposa may contain undetected errors or failures. This may result in the loss of, or delay in, the market acceptance of Mariposa and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures.

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

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing the proprietary rights of others. To protect our proprietary technology, we rely primarily upon the protections afforded under the trade secret, copyright, trademark, and patent laws, as well as upon confidentiality procedures and contractual restrictions. Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products, obtain the source code to our software, or use other information that we regard as proprietary. Such parties may also attempt to develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or software. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation, including our pending litigation discussed above, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

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

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of the qualification, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all licenses, permits, registrations, findings of suitability and approvals necessary; however, there can be no assurance those licenses, permits, registrations, findings of suitability or approvals will be granted. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

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

Our success largely depends upon the continued contributions of L. Donald Speer, II, VCAT’s Chairman of the Board. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects. We have not entered into an employment agreement with Mr. Speer. If Mr. Speer were to leave VCAT or his services to us became unavailable, there can be no assurance that we will be able to find a suitable replacement, particularly in connection with our ability to perform consulting services to the Barona Tribe.

Our future performance in our software division also depends in significant part upon the continued service of our key technical and senior management personnel. We have a small number of employees and our dependence on maintaining our relationships with key employees is particularly significant.

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

Changes in Internal Controls. In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to our Annual Report on Form 10-KSB for the period ended June 30, 2005 (the “2005 Form 10-KSB”) for a summary of our previously reported legal proceedings regarding the lawsuit we filed in January 2005 against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements. Since the date of the 2005 Form 10-KSB, there have been no material developments, except as set forth below.

In August 2005, we filed a Second Amended Complaint clarifying both the claim for declaratory relief and the fraud claim against Cohn Technologies, Inc. and Jeff Cohn and we also filed a third amended complaint that adds Mindset LLC as a defendant. Defendants subsequently filed a motion to transfer venue to Las Vegas, Nevada, a motion to dismiss Mindset LLC for lack of personal jurisdiction, and a motion for preliminary injunction. In October 2005, the Court denied defendants’ motion to transfer venue and defendants’ motion for a preliminary injunction. On October 28, 2005, TRMP and Cohn filed an amended counterclaim that withdrew all allegations that counter-claim defendants allegedly made disparaging statements about the counter-claim plaintiffs. An answer or further motion challenging the counter-claim will be filed in the near term. In November 2005, the Court denied defendants’ motion to dismiss Mindset LLC for lack of personal jurisdiction.

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

Exhibit No.	Description

10.1	Third Amendment to Office Lease, dated September 28, 2005 between The Hearn Company, as agent for THC Valley Corporate Center LLC, and Venture Catalyst Incorporated.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: November 10, 2005	By:	/s/ GREG SHAY
Greg Shay Chief Executive Officer, President and Chief Operating Officer (Authorized Signatory, Principal Executive Officer)

Date: November 10, 2005	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Third Amendment to Office Lease, dated September 28, 2005 between The Hearn Company, as agent for THC Valley Corporate Center LLC, and Venture Catalyst Incorporated.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.