Form 10QSB
period 2005-12-31
VENTURE CATALYST INC
filed 2006-02-14
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number: 000-11532

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of January 31, 2006, 7,221,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy and financial goals. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that we will be able to implement our strategy or that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operation, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,136,721	$3,839,310
Accounts receivable-Barona Tribe, net	597,425	476,504
Accounts receivable, net	353,317	976,680
Prepaid expenses and other current assets	227,213	223,252
Deferred tax asset, current	138,000	24,000

Total current assets	5,452,676	5,539,746

Non-Current Assets:
Deferred tax asset, non-current	436,000	436,000
Property, plant and equipment, net	319,112	273,401
Restricted cash	43,360	43,360
Deposits and other assets	12,576	10,241

Total non-current assets	810,048	763,002

Total assets	$6,263,724	$6,302,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$1,028,065	$580,372
Accrued wages	482,725	716,450
Accounts payable and accrued expenses	464,164	624,302
Deferred revenue	246,270	254,959
Income taxes payable, net	1,981	852

Total current liabilities	2,223,205	2,176,935

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,206,598 shares issued	7,207	7,207
Additional paid-in-capital	19,616,699	19,616,699
Accumulated deficit	(15,583,387)	(15,498,093)

Total shareholders’ equity	4,040,519	4,125,813

Total liabilities and shareholders’ equity	$6,263,724	$6,302,748

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,
	2005	2004
Revenues:
Consulting services	$1,942,275	$1,725,000
Software products and related services	123,184	19,848

Total revenues	2,065,459	1,744,848

Cost of revenues:
Consulting services	856,669	630,115
Software products and related services	221,162	254,163

Total cost of revenues	1,077,831	884,278

Gross profit	987,628	860,570

Operating expenses:
General and administrative	1,073,631	755,052
Sales and marketing	185,279	156,520
Research and development	61,359	12,139

Total operating expenses	1,320,269	923,711

Operating loss	(332,641)	(63,141)

Other income:
Interest income	32,693	12,631
Litigation settlement	300,000	—
Other gains	—	16,339

Other income	332,693	28,970

Net income (loss) before income tax benefit	52	(34,171)
Income tax benefit	—	21,000

Net income (loss)	$52	$(13,171)

Basic and diluted loss per share:
Net income (loss) per share - basic	$.00	$(.00)

Net income (loss) per share - diluted	$.00	$(.00)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,732,857	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended December 31,
	2005	2004
Revenues:
Consulting services	$3,888,736	$3,450,000
Software products and related services	247,754	38,971

Total revenues	4,136,490	3,488,971

Cost of revenues:
Consulting services	1,571,209	1,243,662
Software products and related services	499,466	669,181

Total cost of revenues	2,070,675	1,912,843

Gross profit	2,065,815	1,576,128

Operating expenses:
General and administrative	2,092,946	1,400,015
Sales and marketing	460,112	372,459
Research and development	123,796	24,975

Total operating expenses	2,676,854	1,797,449

Operating loss	(611,039)	(221,321)

Other income:
Interest income	64,745	26,018
Litigation settlement	347,000	—
Other gains	—	16,606

Other income	411,745	42,624

Net loss before income tax benefit	(199,294)	(178,697)
Income tax benefit	114,000	109,000

Net loss	$(85,294)	$(69,697)

Basic and diluted loss per share:
Net loss per share - basic	$(.01)	$(.01)

Net loss per share - diluted	$(.01)	$(.01)

Weighted average common shares outstanding:
Basic	7,206,598	7,206,598

Diluted	7,206,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2005	2004
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(85,294)	$(69,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,813	52,297
Increase to deferred tax assets	114,000	109,000
Gain on disposal of asset	—	16,572
Changes in operating assets and liabilities	314,416	(408,376)

Net cash provided by (used in) operating activities	394,935	(300,204)

Cash flows used in investing activities:
Issuance of restricted cash	—	(43,360)
Purchase of furniture and equipment	(97,524)	(145,951)

Net cash used in investing activities	(97,524)	(189,311)

Cash flows used in financing activities:
Payments on long-term notes	—	(4,300,000)

Net cash used in financing activities	—	(4,300,000)

Net increase (decrease) in cash	297,411	(4,789,515)
Cash at beginning of period	3,839,310	8,025,144

Cash at end of period	$4,136,721	$3,235,629

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$12,000	$26,000

Supplemental schedule of non-cash financing activity:
Increase to shareholders equity and debt reduction resulting from debt restructure (See Note. 13)	$—	$7,669,443

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

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

Description of Business

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services to clients in the gaming and hospitality industry. We have two primary clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”), which is located in Lakeside, California, near San Diego. We have provided services to the Buena Vista Tribe since February 2005. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe. We did not generate a profit sharing payment obligation during the three or six month period ended December 31, 2005.

Advisory service revenues from the Buena Vista Tribe are recorded monthly as earned, pursuant to the above referenced guidelines. For a detailed discussion relating to the terms of the 2004 Consulting Agreement with the Barona Tribe and the terms of the Advisory Agreement with the Buena Vista Tribe see Note 3. “Agreements with the Barona Tribe and Buena Vista Tribe.”

Software Products and Related Services. We derive a portion of our revenues from licensing Mariposa and the sale of related services, including integration, installation and training (collectively, “professional services”) and maintenance and support services (“support services”). We recognize revenue from software licensing and related professional services in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9. As set forth in paragraph 8 of SOP 97-2, revenue recognition may occur when all of the following criteria are met:

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

December 31, 2005 (Unaudited)

Support services are provided pursuant to a separate contractual arrangement, or for one software client, pursuant to an annual term license agreement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

Out-of-Pocket Expenses. We recognize revenues related to certain out-of-pocket expenses in accordance with EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses re-billed to customers be recorded as revenue versus an offset to the related expense. The out-of-pocket expenses re-billed to customers are included in revenues in the respective division.

Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation had been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income (loss) and income (loss) per share would have increased to the pro forma net loss and loss per share amounts.

Below is the calculation of pro forma net loss and loss per share for the three months ended:

	Three months ended December 31,
	2005	2004
Net income (loss):
As reported	$52	$(13,171)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(7,925)	(48,911)

Pro forma	$(7,873)	$(62,082)

Net income (loss) per share - basic and diluted:
As reported	$.00	$(.00)
Pro forma	$(.00)	$(.01)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

Below is the calculation of pro forma net loss and loss per share for the six months ended:

	Six months ended December 31,
	2005	2004
Net loss:
As reported	$(85,294)	$(69,697)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(26,416)	(106,106)

Pro forma	$(111,710)	$(175,803)

Net loss per share - basic and diluted:
As reported	$(.01)	$(.01)
Pro forma	$(.02)	$(.02)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends.

Cost of Revenues - Software Products and Related Services

The cost of revenues in our software division for the six months ended December 31, 2005 consist primarily of compensation and other personnel-related expenses and other direct costs related to our software products and related services. The cost of revenues in our software division for the six months ended December 31, 2004 consist primarily of costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products and compensation and other personnel-related expenses.

We are incurring costs to perform minor enhancements and improvements to the existing Mariposa applications on an ongoing basis. These costs are being recorded as maintenance and support and are included in the cost of revenues for software products and related services. We expect to continue to incur costs for maintenance and support for the Mariposa applications for the foreseeable future.

Note 3. Agreements with the Barona Tribe and Buena Vista Tribe

Agreements with the Barona Tribe

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 (“Modification No. 1”) on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on March 31, 2004. On May 25, 2004 we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, is referred to as the “2004 Consulting Agreement.” The 2004 Consulting Agreement expires March 31, 2009 unless renewed or extended. The Barona Tribe has the right to negotiate an additional five year extension and the right to terminate after giving nine months notice.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

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

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (the “Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payment may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of December 31, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will pay them a percentage of any net profits generated by Mariposa on a quarterly basis, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Agreement with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, the term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ending June 30, 2008.

Gaming Authority Regulations

The operation of any type of gaming casino on Native American land is subject to extensive Federal, state and tribal regulation. The regulatory environment regarding Native American gaming is evolving rapidly. Changes in Federal, state, or tribal law or regulations may limit or otherwise affect Native American gaming and could therefore have a material adverse effect on our operations. In March 1999, the National Indian Gaming Commission (the “NIGC”) commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. The review is currently pending. In addition, the NIGC has not yet approved the 2004 Consulting Agreement. The Advisory Agreement with the Buena Vista Tribe also may be subject to review by the NIGC. The Bureau of Indian Affairs (the “BIA”) determines if a particular consulting agreement must be reviewed and approved by it. The BIA has not yet made a determination whether either the 2004 Consulting Agreement or the Advisory Agreement must be reviewed and approved by it. We have received a determination of suitability from the California Gambling Control Commission and are authorized to participate in the California tribal gaming market, subject to licensing requirements of the tribal gaming agencies.

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from software contracts and from advisory fees earned from the Buena Vista Tribe, we expect the majority of our revenues to be generated from the Barona Tribe for the foreseeable future. During the three and six months ended December 31, 2005, revenues from the Barona Tribe were $1,792,000 and $3,585,000, respectively, representing 87% of our total revenues in each period. During the three and six months ended December 31, 2004, revenues from the Barona Tribe were $1,725,000 and $3,450,000, respectively, representing 99% of our total revenues in each period.

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

Cash equivalents during the six months ended December 31, 2005, consisted of commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 30-days to 90-days. Interest rates earned on such investments ranged from 2.76% to 4.11%. Cash equivalents during the six months ended December 31, 2004, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities were reset every seven days in an auction process. Interest rates earned during the six months ended December 31, 2004, ranged from .81% to 1.9%.

Note 6. Restricted Cash

We issued an irrevocable letter of credit for $43,000 to satisfy terms of the lease agreement for our office located in Las Vegas, Nevada. Such letter of credit was going to automatically renew on an annual basis until

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

September 30, 2009, unless cancelled by the lessor. Pursuant to the lease terms, in January 2006, the letter of credit was cancelled as a result of VCAT meeting certain financial milestones.

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

The following table is a summary of billings and costs for our uncompleted software contracts as of:

	December 31, 2005	June 30, 2005
Number of uncompleted software contracts	6	3
Gross contracts amount	$3,938,425	$1,090,300
Uncompleted software contracts with billings in excess of costs:
Billings	$1,160,665	$582,540
Costs incurred	132,600	2,168

Billings in excess of costs, uncompleted software contracts	$1,028,065	$580,372

Note 8. Other Income - Litigation Settlement Income

We filed a lawsuit in January 2005 against multiple parties (the “Defendants”) for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The Defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements. During the course of the lawsuit counterclaims were filed against VCAT and three of its officers.

In July 2005, we reached a comprehensive settlement of our suit against certain Defendants and related third parties, whereas the Defendants paid us $47,000. In December 2005, we reached a comprehensive settlement of our suit against the remaining Defendants. Pursuant to the settlement, the remaining Defendants and related third parties (a) paid $300,000 in monetary damages to us; (b) consented to a stipulated injunction and dismissal with prejudice under which they are enjoined from participating in certain prohibited activities related to our business and products until September 1, 2007; and (c) stipulated to the dismissal of all of their claims, counterclaims and cross claims in the action that they had against VCAT and its officers.

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

Note 9. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the six months ended December 31, 2005:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2005	5,668,250	$0.13 -$12.50
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2005	5,668,250	$0.13 -$12.50

Note 10. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted loss reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted income (loss) per share for the three months ended:

	December 31,
	2005	2004
Net income (loss) available to common shareholders	$52	$(13,171)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	526,259	—

Weighted average shares outstanding - diluted	7,732,857	7,206,598

Net income (loss) per common share - basic and diluted	$.00	$(.00)

Below is the calculation of basic and diluted loss per share for the six months ended:

	December 31,
	2005	2004
Net loss available to common shareholders	$(85,294)	$(69,697)

Weighted average shares outstanding - basic	7,206,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding - diluted	7,206,598	7,206,598

Net loss per common share - basic and diluted	$(.01)	$(.01)

Options to purchase 5,668,250 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at December 31, 2005, which expire on various future dates through 2015. During the three months ending December 31, 2005, options to purchase 4,548,250 shares of common stock with exercise prices greater than the average fair market value of our stock of $.73 were not included in the calculation

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

of EPS because the effect would have been anti-dilutive. During the six months ending December 31, 2005, options to purchase 5,668,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

During the three and six months ending December 31, 2004, options to purchase 5,608,250 shares of common stock, representing all outstanding options, were not included in the computation of diluted EPS because they were anti-dilutive.

Note 11. Segment Reporting

We operate with two business divisions, consulting services and software products and related services, which comprise our segments. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other income for the three and six months ended December 31, 2005 and 2004 is as follows:

	Consulting Services	Software Products and Related Services	Total
Three months ended December 31, 2005:
Revenues	$1,942,275	$123,184	$2,065,459
Cost of revenues	856,669	221,162	1,077,831
Allocated operating expenses	618,289	701,980	1,320,269

Operating profit (loss)	$467,317	$(799,958)	$(332,641)

Three months ended December 31, 2004:
Revenues	$1,725,000	$19,848	$1,744,848
Cost of revenues	630,115	254,163	884,278
Allocated operating expenses	619,695	304,016	923,711

Operating profit (loss)	$475,190	$(538,331)	$(63,141)

	Consulting Services	Software Products and Related Services	Total
Six months ended December 31, 2005:
Revenues	$3,888,736	$247,754	$4,136,490
Cost of revenues	1,571,209	499,466	2,070,675
Allocated operating expenses	1,220,137	1,456,717	2,676,854

Operating profit (loss)	$1,097,390	$(1,708,429)	$(611,039)

Six months ended December 31, 2004:
Revenues	$3,450,000	$38,971	$3,488,971
Cost of revenues	1,243,662	669,181	1,912,843
Allocated operating expenses	1,157,259	640,190	1,797,449

Operating profit (loss)	$1,049,079	$(1,270,400)	$(221,321)

VENTURE CATALYST INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Unaudited)

Note 12. Income Taxes

During the three and six months ended December 31, 2005, we recorded an income tax benefit of $0 and $114,000. The estimated annual effective tax rate of 57% was applied to the net loss for the six month period. The estimated annual effective tax rate is higher than the statutory rate primarily as a result of (a) estimated temporary and permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for the fiscal year ended June 30, 2006.

During the three and six months ended December 31, 2004, we recorded an income tax benefit of $21,000 and $109,000, respectively, as a result of applying an estimated annual effective tax rate of 61% to the net loss for each period. The estimated annual effective tax rate was higher than the statutory rate primarily as a result of (a) estimated permanent differences and (b) an increase in the valuation allowance associated with alternative minimum tax (“AMT”) credits for fiscal 2005.

Note 13. Stock Repurchase/ Long-Term Debt

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we issued unsecured promissory notes, bearing interest at a rate of 10% per annum, to the Note Holders. As of June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our shareholder’s deficit balance at June 30, 2004, and our current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

On July 19, 2004, we entered into an agreement with the Note Holders to restructure our indebtedness to them (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt under the notes was reduced from $11,969,000 to $4,300,000. Under the Restructuring Agreement, the Note Holders exchanged all the outstanding notes for new promissory notes in the aggregate principal amount of $4,200,000 and $100,000 in additional obligations. The principal due under the new notes was paid in two installments, in July 2004 and in September 2004. No further payments are due under the notes. The new notes did not bear interest.

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

Our Consulting Services Division.

As of December 31, 2005, our consulting services division had two primary clients, the Barona Tribe and the Buena Vista Tribe, both of which are federally recognized, sovereign Native American tribes. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch located in Lakeside, California, near San Diego. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista’s reservation located near Ione, in Northern California. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

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

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the Development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Subordination Agreement in July 2001 (the “Subordination Agreement”). In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of December 31, 2005, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement continue to be subject to the Subordination Agreement.

In January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until six months prior to the planned opening of the casino; and (c) $250,000 per month from six months prior to the planned opening of the casino until six months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino, however, the term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately six months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2008.

We have offered to pay the Barona Tribe a fee equal to 17.5% of the fees received by us pursuant to the Advisory Agreement, if they provide us with opportunity to use some of the Barona Valley Ranch personnel to perform services under the Advisory Agreement. If the Barona Tribe accepts this proposal, we believe that we will be in a better position to provide a wider scope of services to the Buena Vista Tribe without the need for us to add a number of resources and costs.

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

As of December 31, 2005, we had six uncompleted software contracts that we had entered into that, if completed, will result in additional aggregate revenues of $3,938,000 exclusive of any potential support fees which could be generated subsequent to their completion. There can be no assurance that we will complete all of the contracts or, that if all of the contracts are completed, that they will be completed pursuant to existing terms. We expect to incur significant costs to complete each of the software contracts, however, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

As part of our business relationship with the Barona Tribe and in return for use of the Barona Tribe’s gaming operations as a testing and marketing platform for Mariposa, we have:

•	granted to the Barona Tribe a perpetual, royalty-free, non-exclusive and non-transferable license to use Mariposa at the Barona Valley Ranch including all upgrades, maintenance and support;

•	entered into a profit sharing arrangement with the Barona Tribe, whereby, so long as we have a consulting agreement in place with the Barona Tribe, we will pay them a percentage of any net profits generated by Mariposa on a quarterly basis, based on the following sliding scale:

•	25% percent of the first $250,000 of the net profits per quarter;

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

During the three and six month periods ended December 31, 2005 and 2004, the above-referenced profit sharing arrangement did not result in a profit sharing payment obligation to the Barona Tribe.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure $11,969,000 of debt owed to two former shareholders (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt owed to them was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, in July 2004 and in September 2004. No further payments are due under the notes and our long-term debt balance was zero as of December 31, 2005.

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

Results of Operations

Three Months Ended December 31, 2005 Compared with the Three Months Ended December 31, 2004.

Revenues

Revenues for the three months ended December 31, 2005 increased 18% to $2,065,000, compared to $1,745,000 during the same period last year.

During the three months ended December 31, 2005, we earned $1,942,000 in revenues in our consulting services division consisting of (a) $1,792,000 in fees for consulting services provided to the Barona Tribe, and (b) $150,000 in revenues from advisory services provided to the Buena Vista Tribe. During the three months ended December 31, 2004, we earned $1,725,000 in fees for consulting services provided to the Barona Tribe.

Revenues from our software products and related services for three months ended December 31, 2005 increased 515% to $123,000 compared to $20,000 earned in the prior year period. The revenues in the current year period resulted from (a) $119,000 in support fees and (b) $4,000 revenues from out-of-pocket expenses re-billed to customers. In the prior year period, revenues consisted of (a) $13,000 for software support services and (b) $7,000 from out-of-pocket expenses re-billed to customers.

Cost of Revenues

The cost of revenues for the three months ended December 31, 2005 increased 22% to $1,078,000, compared to $884,000 during the same period last year.

The cost of revenues in our consulting services division consisted primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses, and other direct costs related to providing consulting services to the Barona Tribe and Buena Vista Tribe. The cost of revenues during the three months ended December 31, 2005 in the consulting services division increased 37% to $856,000, compared to $630,000 recorded during the same period last year. The increase was primarily the result of an increase in (a) compensation and other personnel-related expenses of $144,000, primarily due to the hiring of additional personnel; (b) client relations expenses of $103,000; and (c) other direct costs of $53,000. The increase was partially offset by a reduction in (a) third-party consultant costs of $54,000 and (b) costs incurred in connection with providing software support services to the Barona Tribe of $19,000.

The cost of revenues in our software division in the current year period consisted primarily of compensation and other personnel-related expenses and other direct costs related to our software products and related services. The cost of revenues in our software division in the prior year period consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products and compensation and other personnel-related expenses. The cost of revenues in the software division during the three months ended December 31, 2005 decreased 13% to $221,000, compared to $254,000 during the same period last year. Expenses during the current year period in our software division decreased primarily as a result of a decrease in (a) professional services of $24,000, primarily as a result of transitioning all software engineering related services to internal resources as of December 31, 2004; (b) costs related to maintenance and support of $18,000; and (c) a decrease of $14,000 in other direct costs and pass thru expenses re-billed to customers. The decrease was partially offset by an increase in compensation and other personnel-related expenses incurred in connection with providing software related analysis services of $24,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses for the three months ended December 31, 2005 increased 42% to $1,074,000, compared to $755,000 during the same period last year. The increase was primarily attributable to increases in (a) professional services of $268,000, primarily as a result of legal fees incurred in connection with the software related litigation; (b) compensation and other personnel-related expenses of $36,000; (c) facility and other related costs of $32,000; and (d) other general and administrative costs of $6,000. The increase was partially offset by a decrease in (a) outside accounting and tax compliance services of $18,000 and (b) fees incurred in connection with shareholder communication costs of $6,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended December 31, 2005 increased 18% to $185,000, compared to $157,000 during the same period last year. The increase was primarily a result of an increase in compensation and other personnel-related expenses of $66,000, primarily the result of hiring additional business development personnel, partially offset by a decrease in tradeshow costs and related expenses of $36,000.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of our software products.

During the three months ended December 31, 2005, research and development expenses increased 406% to $61,000, compared to $12,000 during the same period last year. The increase was primarily the result of the increase compensation and other personnel-related expenses, which resulted from an increase in the time internal software engineers allocated to research and development efforts.

Other Income and Expense

For the three months ended December 31, 2005, interest income increased 159% to $33,000, from $13,000 for the same period last year, primarily as a result of higher interest rates during the current year period as compared to the prior year period. For the three months ended December 31, 2005 other income included $300,000 of cash consideration received in connection with settlement of litigation. Other gains in the prior year period of $16,000 was the result of asset sales.

Income Tax Benefit

We did not record an income tax provision or benefit during the three months ended December 31, 2005. We recorded an income tax benefit of $21,000 during the three months ended December 31, 2004, as a result of applying our estimated annual effective tax rate to the loss recorded in the period.

Six Months Ended December 31, 2005 Compared with the Six Months Ended December 31, 2004.

Revenues

Revenues for the six months ended December 31, 2005 increased 19% to $4,136,000, compared to $3,489,000 during the same period last year.

During the six months ended December 31, 2005, we earned $3,889,000 in revenues in our consulting services division consisting of (a) $3,585,000 in fees for consulting services provided to the Barona Tribe;

(b) $300,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $4,000 in other revenues primarily resulting from out-of-pocket expenses re-billed to customers. During the six months ended December 31, 2004, we earned $3,450,000 in fees for consulting services provided to the Barona Tribe during the period.

Revenues from our software products and related services during the six months ended December 31, 2005 increased 536% to $248,000 compared to $39,000 earned in the same period last year. The revenues in the current year period resulted from (a) $239,000 in support fees and (b) $9,000 revenues from additional license fees earned on completed software contracts and out-of-pocket expenses re-billed to customers. In the prior year period, revenues consisted of (a) $25,000 for software support services and (b) $14,000 from out-of-pocket expenses re-billed to customers.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2005 increased 9% to $2,070,000, compared to $1,913,000 during the same period last year.

Cost of revenues in our consulting services division consisted primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses and other direct costs, related to providing consulting services to the Barona Tribe and Buena Vista Tribe. The cost of revenues during the six months ended December 31, 2005 in the consulting services division increased 26% to $1,571,000, compared to $1,244,000 recorded during the same period last year. The increase was primarily the result of an increase in (a) compensation and other personnel-related expenses of $196,000, primarily due to the hiring of additional personnel; (b) client relations expenses of $187,000; and (c) other direct costs of $73,000, primarily resulting from an increase in contributions and travel and lodging expenses. The increase was partially offset by a reduction in (a) professional services of $95,000, and (b) costs incurred in connection with providing software support services to the Barona Tribe of $33,000.

The cost of revenues in our software division in the current year period consisted primarily of compensation and other personnel-related expenses and other direct costs related to our software products and related services. The cost of revenues in our software division in the prior year period consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products and compensation and other personnel-related expenses. The cost of revenues in the software division during the six months ended December 31, 2005 decreased 25% to $499,000, compared to $669,000 during the same period last year. Expenses during the current year period decreased primarily as a result of (a) a one-time fee of $117,000 paid to our third-party services firm in connection with the employment of four of their employees in the prior year period; and (b) a decrease of $99,000 for expenses incurred in connection with maintenance and support services. The decrease was partially offset by an increase in compensation and other personnel-related expenses incurred in connection with providing software related analysis services of $48,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses for the six months ended December 31, 2005 increased 49% to $2,093,000, compared to $1,400,000 during the same period last year. The increase was primarily attributable to increases in (a) professional services of $541,000, primarily the result of legal fees and forensic expert services incurred in connection with the software related litigation; (b) compensation and other personnel-related expenses of $93,000; (c) facility and other related costs of $74,000, primarily the result of the opening of our new Las Vegas office in September 2004; and (d) other general and administrative costs of

$30,000. The increase was partially offset by a decrease in (a) fees for outside accounting and tax compliance services of $25,000, and (b) costs incurred in connection with shareholder communications of $20,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the six months ended December 31, 2005 increased 24% to $460,000, compared to $372,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses, of $88,000, primarily the result of hiring additional business development personnel, and (b) advertising and marketing expenses, including tradeshows and related expenses of $25,000. The increase was partially offset by a decrease in professional services of $26,000, primarily the result of website development services incurred in the prior year period.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel and equipment and software used in the development of our software products.

During the six months ended December 31, 2005, research and development expenses increased 396% to $124,000, compared to $25,000 during the same period last year. The increase was a result of the increase in (a) compensation and other personnel-related expenses, which resulted from an increase in the time internal software engineers allocated to research and development efforts, and (b) equipment and software used in connection with our research and development efforts.

Other Income and Expense

For the six months ended December 31, 2005, interest income increased 149% to $65,000 from $26,000 for the same period last year, primarily as a result of an increase in our average cash balances and higher interest rates during the current year period as compared to the prior year period. For the six months ended December 31, 2005, other income included $347,000 of cash consideration received in connection with settlement of litigation. Other gains in the prior year period included $17,000 resulting from the sale of assets.

Income Tax Benefit

We recorded an income tax benefit of $114,000 during the six months ended December 31, 2005, as a result of applying our estimated annual effective tax rate of 57% to the loss recorded in the period. We recorded an income tax benefit of $109,000 during the six months ended December 31, 2004, as a result of applying our estimated annual effective tax rate of 61% to the loss recorded in the period.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2005 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $4,137,000. During the six months ended December 31, 2005, our cash position increased by $297,000 from the June 30, 2005 balance of $3,839,000. The increase was a result of cash provided by operating activities of $395,000 partially offset by cash used in investing activities of $98,000.

The cash provided by operating activities of $395,000 in the six months ended December 31, 2005, resulted primarily from revenue received from the Barona Tribe and Buena Vista Tribe, payments from clients pursuant to software contracts, and payments received in connection with the settlement of litigation, less cash expenditures in the period. Cash used in investing activities of $98,000 resulted from the purchase of fixed assets.

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

As of December 31, 2005, our unrestricted cash and cash equivalents were $4,137,000. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently substantially dependent upon one client, the Barona Tribe.

We have historically derived the majority of our revenue from providing consulting services to the Barona Tribe. The loss of the Barona Tribe as a client, or a material reduction in the fees that we earn from the Barona Tribe, would have a material adverse effect on our business and may result in our inability to continue to operate the business.

We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting services.

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe, may not pay us any fees if there is a default under the applicable financing documents. In addition, one of those financing agreements also limits the Barona Tribe’s ability to make payments to us if its debt coverage ratios, which are set forth in the loan agreement, are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us, we will still be obligated to provide services to the Barona Tribe under the agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we may not be able to continue to operate our business.

Approval of the Consulting Agreement by appropriate regulatory authorities is still pending.

In March 1999, the National Indian Gaming Commission (the “NIGC”) commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. Such review is still pending. In addition, the NIGC, and the Bureau of Indian Affairs (the “BIA”), if the BIA believes such review to be necessary, have not yet approved the 2004 Consulting Agreement. If the 2004 Consulting Agreement is not approved or is significantly modified by regulatory authorities to our detriment, or if the review by the NIGC of our relationship with the Barona Tribe is adverse to us, such action(s) could have a material adverse effect on our business and financial condition. In addition, the regulatory review could result in our being required to pay fines or incur additional expenses, all of which could have a material adverse effect on our business and financial condition.

There has been an increase in competition in the Southern California market.

The recent expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the Southern California marketplace and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) that would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement with nine months notice or on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

Risks Related to Mariposa and our Software Business

We may not be able to compete in the CRM software market.

We compete in the highly competitive CRM software market. A principal source of competition is our potential customer’s internal information technology departments, which may develop systems that provide for some or all of the functionality of our applications. Our products compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have a longer operating history, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

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

We have filed six U.S. patent applications, all of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. In addition, we may file additional patent applications in the future. It is possible that these patent applications will not issue as patents and that, even if issued, the validity or enforceability of such patents may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable; that any patents issued to us may fail to provide us with competitive advantage and that the patents of others may materially harm our ability to do business. In the future, a third party may bring suit claiming that our products or software infringe its patents, trade secrets or copyrights. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If our products or software were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to license or sell our products or software. Royalty and licensing agreements, if required, may not be available on terms that are acceptable to us (or at all), which could materially harm our business.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to our Annual Report on Form 10-KSB for the period ended June 30, 2005 (the “2005 Form 10-KSB”) for a summary of our previously reported legal proceedings regarding the lawsuit we filed in January 2005 in the U.S. District Court for the Southern District of California (Case No. 05 - CV-0063 W (AJB)) against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements. Reference also is made to our current report on Form 10-Q for the period ended September 30, 2005, which summarized more recent material developments relating to the action. Since that time, the parties have reached a settlement of the lawsuit which is described below.

We entered into a comprehensive Settlement Agreement and Mutual General Release Agreement by and among Venture Catalyst Incorporated, Greg Shay, Kevin McIntosh, and Javier Saenz and Jeff Cohn, TRMP, LLC, Mindset LLC, and Cohn Technologies, Inc., and related third parties, Kimberly Cohn, Garden Light LLP and United States Liability Insurance Group (the “Settlement Agreement”), dated December 19, 2005, ending the lawsuit which we filed in January 2005 which is referenced in the immediately preceding paragraph. Pursuant to the Settlement Agreement, the defendants and related third parties (a) paid $300,000 in monetary damages to us; (b) consented to a stipulated injunction and dismissal with prejudice under which they are enjoined from participating in certain prohibited activities related to our business and products until September 1, 2007; and (c) stipulated to the dismissal of all of their claims, counterclaims and cross claims in the action that they had against VCAT and its officers. In addition, under the terms of the settlement, both parties agreed to a mutual release of actual or potential claims related to the action, and agreed upon a procedure to be in place until September 1, 2007 addressing future claims by us against the defendants and certain related parties for patent infringement on any currently pending VCAT patent application. Prior to the December 2005 settlement, in July 2005, we reached a comprehensive settlement of our suit against Tech Results, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Lars Klander and Ardyth Klander and filed a notice of voluntary dismissal with prejudice, as to those defendants in August 2005. Pursuant to the settlement, the defendants and related third parties paid us $47,000.

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

Item 5. Other Information

We entered into a comprehensive Settlement Agreement and Mutual General Release Agreement by and among Venture Catalyst Incorporated, Greg Shay, Kevin McIntosh, and Javier Saenz and Jeff Cohn, TRMP, LLC, Mindset LLC, and Cohn Technologies, Inc. and related third parties, Kimberly Cohn, Garden Light LLP and United States Liability Insurance Group (the “Settlement Agreement”), dated December 19, 2005. The Settlement Agreement ended the lawsuit we filed in January 2005 in the U.S. District Court for the Southern District of California (Case No. 05 - CV-0063 W (AJB)) against Tech Results, Inc., TRMP LLC, Cohn Technologies, Inc., E&P Associates, Inc., E&P Associates Holding, Inc., Jeff Cohn, Lars Klander, and Ardyth Klander for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating to Mariposa. The defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements.

Pursuant to the Settlement Agreement, the defendants and related third parties (a) paid $300,000 in monetary damages to us; (b) consented to a stipulated injunction and dismissal with prejudice under which they are enjoined from participating in certain prohibited activities related to our business and products until September 1, 2007; and (c) stipulated to the dismissal of all of their claims, counterclaims and cross claims in the action that they had against VCAT and its officers. In addition, under the terms of the settlement, both parties agreed to a mutual release of actual or potential claims related to the action, and agreed upon a procedure to be in place until September 1, 2007 addressing future claims by us against the defendants and certain related parties for patent infringement on any currently pending VCAT patent application.

The description of the terms of the Settlement Agreement in this Item 5 is qualified in its entirety by reference to the full text of the Settlement Agreement which is attached to this Quarterly Report on Form 10-QSB as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits.

The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

3.1	Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.1	Settlement Agreement and Mutual General Release Agreement between Venture Catalyst Incorporated, Greg Shay, Kevin McIntosh, and Javier Saenz and Jeff Cohn, TRMP, LLC, Mindset LLC, and Cohn Technologies, Inc., and related third parties, Kimberly Cohn, Garden Light LLP and United States Liability Insurance Group dated December 19, 2005.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: February 13, 2006	By:	/s/ GREG SHAY
Greg Shay Chief Executive Officer, President and Chief Operating Officer (Authorized Signatory, Principal Executive Officer)

Date: February 13, 2006	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.1	Settlement Agreement and Mutual General Release Agreement between Venture Catalyst Incorporated, Greg Shay, Kevin McIntosh, and Javier Saenz and Jeff Cohn, TRMP, LLC, Mindset LLC, and Cohn Technologies, Inc., and related third parties, Kimberly Cohn, Garden Light LLP and United States Liability Insurance Group dated December 19, 2005.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.