Form 10QSB
period 2006-03-31
VENTURE CATALYST INC
filed 2006-05-15
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 30, 2006, 7,221,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,066,882	$3,839,310
Accounts receivable, net	777,142	976,680
Accounts receivable-Barona Tribe, net	597,425	476,504
Prepaid expenses and other current assets	176,800	223,252
Deferred tax asset, current	22,000	24,000

Total current assets	5,640,249	5,539,746

Non-Current Assets:
Deferred tax asset, non-current	399,000	436,000
Property, plant and equipment, net	339,140	273,401
Deposits and other assets	12,576	10,241
Restricted cash	—	43,360

Total non-current assets	750,716	763,002

Total assets	$6,390,965	$6,302,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$966,823	$580,372
Accrued wages	456,670	716,450
Accounts payable and accrued expenses	432,426	624,302
Deferred revenue	408,782	254,959
Income taxes payable, net	—	852

Total current liabilities	2,264,701	2,176,935

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,221,598 shares issued at March 31, 2006 and 7,206,598 at June 30, 2005	7,222	7,207
Additional paid-in-capital	19,622,384	19,616,699
Accumulated deficit	(15,503,342)	(15,498,093)

Total shareholders’ equity	4,126,264	4,125,813

Total liabilities and shareholders’ equity	$6,390,965	$6,302,748

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2006	2005
Revenues:
Consulting services	$1,942,275	$1,849,843
Software products and related services	578,398	317,668

Total revenues	2,520,673	2,167,511
Cost of revenues:
Consulting services	813,390	657,866
Software products and related services	396,618	269,910

Total cost of revenues	1,210,008	927,776

Gross profit	1,310,665	1,239,735

Operating expenses:
General and administrative	809,045	1,024,301
Sales and marketing	220,591	136,978
Research and development	53,708	23,472

Total operating expenses	1,083,344	1,184,751

Operating income	227,321	54,984

Other income:
Interest income	39,324	17,780

Other income	39,324	17,780

Net income before income tax provision	266,645	72,764
Income tax provision	(186,599)	(44,000)

Net income	$80,046	$28,764

Basic and diluted income per share:
Net income per share - basic	$.01	$.00

Net income per share - diluted	$.01	$.00

Weighted average common shares outstanding:
Basic	7,220,098	7,206,598

Diluted	8,034,812	7,332,028

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended March 31,
	2006	2005
Revenues:
Consulting services	$5,831,011	$5,299,843
Software products and related services	826,152	356,639

Total revenues	6,657,163	5,656,482
Cost of revenues:
Consulting services	2,384,599	1,901,528
Software products and related services	896,085	939,091

Total cost of revenues	3,280,684	2,840,619

Gross profit	3,376,479	2,815,863

Operating expenses:
General and administrative	2,901,991	2,424,316
Sales and marketing	680,703	509,436
Research and development	177,503	48,447

Total operating expenses	3,760,197	2,982,199

Operating loss	(383,718)	(166,336)

Other income:
Interest income	104,069	43,798
Litigation settlement income	347,000	—
Other gains	—	16,606

Other income	451,069	60,404

Net income (loss) before income tax benefit	67,351	(105,932)
Income tax (provision) benefit	(72,599)	65,000

Net loss	$(5,248)	$(40,932)

Basic and diluted loss per share:
Net loss per share - basic	$(.00)	$(.01)

Net loss per share - diluted	$(.00)	$(.01)

Weighted average common shares outstanding:
Basic	7,211,032	7,206,598

Diluted	7,211,032	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended March 31,
	2006	2005
Increase (decrease) in cash:
Cash flows provided by (used in) operating activities:
Net loss	$(5,248)	$(40,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,417	76,760
Increase/(decrease) to deferred tax assets	39,000	65,000
Loss on disposal of asset	—	894
Loss on estimated loss, uncompleted software contracts	—	(36,810)
Changes in operating assets and liabilities	210,499	89,998

Net cash provided by operating activities	329,668	154,910

Cash flows used in investing activities:
Release of restricted cash	43,360	(43,360)
Purchase of furniture and equipment	(151,156)	(214,795)

Net cash used in investing activities	(107,796)	(258,155)

Cash flows provided by/(used in) financing activities:
Payments on long-term notes	—	(4,300,000)

Proceeds from stock option exercise	5,700	—

Net cash provided by/(used in) financing activities	5,700	(4,300,000)

Net increase (decrease) in cash	227,572	(4,403,245)
Cash at beginning of period	3,839,310	8,025,144

Cash at end of period	$4,066,882	$3,621,899

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$28,000	$39,000

Supplemental schedule of non-cash financing activity:
Increase to shareholders equity and debt reduction resulting from debt restructure (See Note. 12)	$—	$7,669,443

The accompanying notes are an integral part of these financial statements.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 (Unaudited)

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

In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (“fiscal 2005”). Amounts related to disclosure of June 30, 2005 balances within these interim statements were derived from the aforementioned Form 10-KSB. Certain items in the financial statements for fiscal 2005 have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Our software division is dedicated to ongoing product and business development related to Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

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

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe. We did not generate a profit sharing payment obligation during the nine months ended March 31, 2006.

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

Our standard software contracts are multiple element arrangements that include both software products and professional services. The professional services are essential to the functionality of the software products, which require significant modification to meet the customer’s purpose; therefore, in accordance with paragraph 69 of SOP 97-2, Accounting Release Bulletin No. 45 and SOP 81-1, contract accounting is applied to both the software

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

and service elements of the arrangement. The final determination for revenue recognition and related accounting issues is made based on the specific details for each software contract, which could result in the application of alternative revenue recognition policies for individual contracts.

Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. As a result of the difficulty in making dependable estimates and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of our software contracts. Provisions for contract adjustments and losses are recorded in the period such items are identified.

Support services are provided pursuant to a separate contractual arrangement, or for one software client, pursuant to an annual term license agreement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

We recently expanded our service offerings to Mariposa clients and potential clients to include value-added data analysis and marketing related services (marketed as and referred to as “business intelligence services”). Business intelligence services revenues are recognized as earned as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

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

Stock Based Compensation

Employee stock options are accounted for using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Effective March 31, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation had been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income (loss) and income (loss) per share would have increased to the pro forma net income (loss) and income (loss) per share amounts.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

Below is the calculation of pro forma net income per share for the three months ended:

	Three months ended March 31,
	2006	2005
Net income:
As reported	$80,046	$28,764
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(2,149)	(14,291)

Pro forma	$77,897	$14,473
Net income per share - basic and diluted:
As reported	$.01	$.00
Pro forma	$.01	$.00

Below is the calculation of pro forma net income loss and income loss per share for the nine months ended:

	Nine months ended March 31,
	2006	2005
Net loss:
As reported	$(5,248)	$(40,932)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(29,998)	(129,924)

Pro forma	$(35,246)	$(170,856)
Net loss per share - basic and diluted:
As reported	$(.00)	$(.01)
Pro forma	$(.00)	$(.02)

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. No stock options were granted during the three or nine months ended March 31, 2006. Stock options to purchase 60,000 and 70,000 shares of common stock, respectively were granted during the three and nine months ended March 31, 2005. The weighted average assumptions used for the stock options granted were risk-free interest rate of 3.7%, expected life of 10 years, and volatility of 2.3.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

Cost of Revenues - Software Products and Related Services

The cost of revenues in our software division for the nine months ended March 31, 2006 consists primarily of compensation and other personnel-related expenses, allocated overhead expenses and other direct costs related to our software products and related services. The cost of revenues in our software division for the nine months ended March 31, 2005 consists primarily of costs for services provided by a third-party software development firm in connection with integration, installation and support services for our software products, compensation and other personnel-related expenses and other direct costs related to our software products and services.

We are incurring costs to perform minor enhancements and improvements to the existing Mariposa applications on an ongoing basis. These costs are being recorded as maintenance costs and are included in the cost of revenues for software products and related services as incurred. We expect to continue to incur costs for minor enhancements and improvements to the existing Mariposa applications on an ongoing basis which will continue to be recorded as maintenance cost of revenues.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (the “Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payment may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of March 31, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

Agreement with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until nine months prior to the planned opening of the casino; and (c) $250,000 per month from nine months prior to the planned opening of the casino until nine months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino; provided, however, the term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately nine months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ending June 30, 2008.

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

Note 4. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from (a) software products and related services, (b) other advisory services and (c) the Buena Vista Tribe, we expect the majority of our revenues to be generated from the Barona Tribe for the

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

foreseeable future. During the three and nine months ended March 31, 2006, revenues from the Barona Tribe were $1,792,000 and $5,377,000, respectively, representing 71% and 81% of our total revenues, respectively. During the three and nine months ended March 31, 2005, revenues from the Barona Tribe were $1,725,000 and $5,175,000, respectively, representing 80% and 91% of our total revenues, respectively.

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

Cash equivalents during the nine months ended March 31, 2006, consisted of commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 30-days to 90-days. Interest rates earned on such investments ranged from 2.76% to 4.65%. Cash equivalents during the nine months ended March 31, 2005, consisted of auction rate preferred securities, commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities were reset every seven days in an auction process. Interest rates earned during the nine months ended March 31, 2005, ranged from .8% to 1.9%.

Note 6. Restricted Cash

We issued an irrevocable letter of credit for $43,000 to satisfy terms of the lease agreement for our office located in Las Vegas, Nevada. Such letter of credit was going to automatically renew on an annual basis until September 30, 2009, unless cancelled by the lessor. Pursuant to the lease terms, in January 2006, the letter of credit was cancelled as a result of VCAT meeting certain financial milestones.

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

The following table is a summary of billings and costs for our uncompleted software contracts as of:

	March 31, 2006	June 30, 2005
Number of uncompleted software contracts	5	3
Gross contracts amount	$4,280,000	$1,090,300
Uncompleted software contracts with billings in excess of costs:
Billings	1,209,000	582,540
Costs incurred	242,177	2,168

Billings in excess of costs, uncompleted software contracts	$966,823	$580,372

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

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

In July 2005, we reached a comprehensive settlement of our suit against certain Defendants and related third parties, whereas the Defendants paid us $47,000. In December 2005, we reached a comprehensive settlement of our suit against the remaining Defendants, Pursuant to the settlement, the Defendants and related third parties (a) paid $300,000 in monetary damages to us; (b) consented to a stipulated injunction and dismissal with prejudice under which they are enjoined from participating in certain prohibited activities related to our business and products until September 1, 2007; and (c) stipulated to the dismissal of all of their claims, counterclaims and cross claims in the action that they had against VCAT and its officers. In addition, under the terms of the settlement in December 2005, the parties agreed to a mutual release of actual or potential claims related to the action, and agreed upon a procedure to be in place until September 1, 2007 addressing future claims by us against the defendants and certain related parties for patent infringement on any currently pending VCAT patent application.

Note 9. Stock Options

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the nine months ended March 31, 2006:

	Options Outstanding	Options Price Per Share
Outstanding, July 1, 2005	5,668,250	$0.13 -$12.50
Granted	—	—
Exercised	(15,000)	$.38
Cancelled	(736,500)	$0.38 -$ 4.13

Outstanding, March 31, 2006	4,916,750	$0.13 -$12.50

Note 10. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted income (loss) reflects the potential dilution from common stock options.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

Below is the calculation of basic and diluted income per share for the three months ended:

	March 31,
	2006	2005
Net income available to common shareholders	$80,046	$28,764

Weighted average shares outstanding - basic	7,220,098	7,206,598
Effect of dilutive options	814,714	125,430

Weighted average shares outstanding - diluted	8,034,812	7,332,028
Net income per common share - basic	$.01	$.00

Net income per common share - diluted	$.01	$.00

Below is the calculation of basic and diluted loss per share for the nine months ended:

	March 31,
	2006	2005
Net loss available to common shareholders	$(5,248)	$(40,932)

Weighted average shares outstanding - basic	7,211,032	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding - diluted	7,211,032	7,206,598
Net income loss per common share - basic	$(.00)	$(.01)

Net income loss per common share - diluted	$(.00)	$(.01)

Options to purchase 4,916,750 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at March 31, 2006, which expire on various future dates through 2014. During the three months ending March 31, 2006, options to purchase 4,033,861 shares of common stock with exercise prices greater than the average fair market value of our stock of $1.52 were not included in the calculation of EPS because the effect would have been anti-dilutive. During the nine months ending March 31, 2006, options to purchase 4,916,750 shares of common stock were not included in the calculation of EPS because the effect would have been anti-dilutive.

During the three months ended March 31, 2005, options to purchase 5,095,583 shares of common stock with exercise prices greater than the average fair market value of our stock of $.37, were not included in the calculation of EPS because they were anti-dilutive. During the nine months ended March 31, 2005 options to purchase 5,668,250 shares of common stock were not included in the calculation of EPS because they were anti-dilutive.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other expense for the three and nine months ended March 31, 2006 and 2005 is as follows:

	Consulting Services	Software Products and Related Services	Total
Three months ended March 31, 2006:
Revenues	$1,942,275	$578,398	$2,520,673
Cost of revenues	813,390	396,618	1,210,008
Allocated operating expenses	478,064	605,280	1,083,344

Operating profit (loss)	$650,821	$(423,500)	$227,321

Three months ended March 31, 2005:
Revenues	$1,849,843	$317,668	$2,167,511
Cost of revenues	657,866	269,910	927,776
Allocated operating expenses	833,139	351,612	1,184,751

Operating profit (loss)	$358,838	$(303,854)	$54,984

	Consulting Services	Software Products and Related Services	Total
Nine months ended March 31, 2006:
Revenues	$5,831,011	$826,152	$6,657,163
Cost of revenues	2,384,599	896,085	3,280,684
Allocated operating expenses	1,698,200	2,061,997	3,760,197

Operating profit (loss)	$1,748,212	$(2,131,930)	$(383,718)

Nine months ended March 31, 2005:
Revenues	$5,299,843	$356,639	$5,656,482
Cost of revenues	1,901,528	939,091	2,840,619
Allocated operating expenses	1,990,397	991,802	2,982,199

Operating profit (loss)	$1,407,918	$(1,574,254)	$(166,336)

Note 12. Stock Repurchase/ Long-Term Debt

In September 1996, we entered into a Stock Purchase and Settlement and Release Agreement (the “Stock Purchase Agreement”) with two of our shareholders (the “Note Holders”). In connection with the Stock Purchase Agreement, we issued unsecured promissory notes, bearing interest at a rate of 10% per annum, to the Note Holders. As of June 30, 2004, the outstanding principal amount of debt and accrued interest was $11,969,000. In addition, the principal amount of the notes could have increased by an additional $4,856,000 if certain contingencies were met. All payments pursuant to the Stock Purchase Agreement and the notes were subject to our ability to meet certain financial tests, including tests provided under applicable law. Because of our financial condition, we were not required to make payments under the notes in September 2003, 2002 and 2001 and, based upon our shareholders’ deficit balance at June 30, 2004, and our current sources of revenues, we did not expect that we would be obligated to make a payment of principal or interest for the foreseeable future. Although our failure to make payments under the notes in such circumstances did not constitute an event of default, the unpaid interest on the notes was added to the outstanding principal, which continued to accrue interest.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2006 (Unaudited)

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

Our Consulting Services Division.

As of March 31, 2006, our consulting services division had two primary clients, the Barona Tribe and the Buena Vista Tribe, both of which are federally recognized, sovereign Native American tribes. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch located in Lakeside, California, near San Diego. We provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista’s reservation located near Ione, in Northern California. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

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

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the Development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Subordination Agreement in July 2001 (the “Subordination Agreement”). In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of March 31, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement continue to be subject to the Subordination Agreement.

In January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we will provide business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Under the Advisory Agreement, the Buena Vista Tribe will pay us a monthly flat fee of (a) $50,000 per month until groundbreaking on the Buena Vista Tribe’s casino; (b) $100,000 per month from groundbreaking until nine months prior to the planned opening of the casino; and (c) $250,000 per month from nine months prior to the planned opening of the casino until nine months after the opening of the casino. The Advisory Agreement will end on the six month anniversary of the opening of the Buena Vista Tribe’s casino, however, the term may be extended upon the mutual written agreement of the parties, but in no event will the term of the Advisory Agreement exceed six years and eleven months. The Buena Vista Tribe may terminate the Advisory Agreement at any time by providing us with sixty days written notice.

Additionally, pursuant to the terms of the Advisory Agreement, we may enter into a Mariposa license agreement with the Buena Vista Tribe approximately nine months prior to the opening of the Buena Vista Tribe’s casino, which is not expected to occur until the fiscal year ended June 30, 2008.

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

As of March 31, 2006, we had five uncompleted software contracts that, if completed, will result in additional aggregate revenues of $4,280,000, exclusive of any potential support fees, at the time of their completion. There can be no assurance that we will complete all of the software contracts or that, if all of the software contracts are completed, they will be completed pursuant to existing terms. We expect to incur additional costs to complete each of the software contracts, however, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

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

During the three and nine month periods ended March 31, 2006 and 2005, the above-referenced profit sharing arrangement did not result in a profit sharing payment obligation to the Barona Tribe.

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure $11,969,000 of debt owed to two former shareholders (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt owed to them was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, in July 2004 and in September 2004. No further payments are due under the notes and our long-term debt balance was zero as of March 31, 2006.

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

Revenue Recognition-Software Products and Related Services

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

Mariposa is a complex software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. As a result of the difficulty in making dependable estimates and customer acceptance rights, we are using the completed contract method and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of a multiple element arrangement. Provisions for contract adjustments and losses are recorded in the period such items are identified.

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

We recently expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services (marketed as and referred to as “business intelligence services”). Business intelligence services revenues are recognized as earned as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

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

Results of Operations

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005.

Revenues

Revenues for the three months ended March 31, 2006 increased 16% to $2,521,000, compared to $2,168,000 during the same period last year.

During the three months ended March 31, 2006, we earned $1,942,000 in revenues in our consulting services division consisting of (a) $1,792,000 in fees for consulting services provided to the Barona Tribe, and (b) $150,000 in revenues from advisory services provided to the Buena Vista Tribe. During the three months ended March 31, 2005, we earned (a) $1,850,000 in revenues in our consulting services division consisting of (a) $1,725,000 in fees for consulting services provided to the Barona Tribe, (b) $100,000 in fees for advisory services provided to the Buena Vista Tribe, and (c) $25,000 in other revenues primarily resulting from out-of-pocket expenses re-billed to customers.

Revenues from our software products and related services for three months ended March 31, 2006 increased 82% to $578,000 compared to $318,000 earned in the prior year period. The revenues in the current year period resulted from (a) $411,000 from completed software contracts and change orders; (b) $130,000 in support fees; (c) $30,000 from business intelligence services; and (d) $7,000 in other revenues from out-of-pocket expenses re-billed to customers. In the prior year period, revenues consisted of (a) $300,000 from completed software contracts; (b) $13,000 in support fees; and (c) $5,000 in other revenues from out-of-pocket expenses re-billed to customers.

Cost of Revenues

The cost of revenues for the three months ended March 31, 2006 increased 30% to $1,210,000, compared to $928,000 during the same period last year.

The cost of revenues in our consulting services division consisted primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses, allocated overhead expenses and other direct costs related to providing consulting services to the Barona Tribe and Buena Vista Tribe. The cost of revenues during the three months ended March 31, 2006 in the consulting services division increased 24% to $813,000, compared to $658,000 recorded during the same period last year. The increase was primarily the result of an increase in (a) compensation and other personnel-related expenses of $153,000, primarily due to additional personnel in the consulting services division; (b) allocated overhead expenses of $50,000; (c) client relations expenses of $26,000; and (c) other direct costs of $6,000. The increase was partially offset by a reduction in (a) third-party consultants and service providers of $60,000 and (b) costs incurred in connection with providing software support services to the Barona Tribe of $19,000.

The cost of revenues in our software division in the current year period consisted primarily of compensation and other personnel-related expenses, allocated overhead expenses, and other direct costs related to our software products and related services. The cost of revenues in our software division in the prior year period consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products and compensation and other personnel-related expenses. The cost of revenues in the software division during the three months ended March 31, 2006 increased 47% to $397,000, compared to $270,000 during the same period last year. Expenses during the current year period in our software division increased primarily as a result of increases in (a) compensation and other related expenses of $92,000 resulting from additional software engineering personnel; (b) costs incurred in connection with maintenance and support services provided to customers of $48,000; (c) costs for personnel providing business intelligence services of $44,000; (d) allocated overhead expenses and other direct costs related to our software products and services of $22,000. The increases were partially offset by a decrease in costs incurred in connection with providing integration, installation and training services of $115,000. Additionally, in the prior year period the cost of revenues were lower due to a reduction relating to the loss recorded for a software contract of $37,000 in the prior year period.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional service fees, facilities, depreciation, insurance costs, allocated overhead expenses and other general and administrative costs. General operating and administrative expenses for the three months ended March 31, 2006 decreased 21% to $809,000, compared to $1,024,000 during the same period last year. The decrease was primarily attributable to decreases in (a) professional services of $226,000, primarily due to legal fees incurred in connection with the software related litigation in the prior year period; (b) allocated overhead expenses of $123,000, resulting primarily from an increase in expenses included in allocated overhead to other divisions; (c) fees incurred in connection with shareholder communication costs of $9,000; and (d) outside accounting and tax compliance services of $5,000. The decreases were partially offset by increases in (a) compensation and other personnel-related expenses of $145,000 and (b) other general and administrative costs of $3,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, allocated overhead expenses and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended March 31, 2006 increased 61% to $221,000, compared to $137,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $21,000; (b) printing costs of $15,000 for new product brochures; (c) travel and lodging expense in connection with sales efforts of $14,000; (d) other direct costs related to sales efforts of $14,000; (e) allocated overhead expenses of $14,000; and (f) costs for tradeshows and related expenses of $6,000.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel, allocated overhead expenses, and equipment and software used in the development of our software products.

During the three months ended March 31, 2006, research and development expenses increased 135% to $54,000, compared to $23,000 during the same period last year. The increase was primarily the result of an increase in (a) compensation and other personnel-related expenses of $21,000, which resulted from an increase in the time internal software engineers allocated to research and development efforts, and (b) allocated overhead expenses of $9,000.

Other Income and Expense

For the three months ended March 31, 2006, interest income increased 117% to $39,000, from $18,000 for the same period last year, primarily as a result of higher interest rates during the current year period as compared to the prior year period.

Income Tax Provision

We recorded an income tax provision during the three months ended March 31, 2006 of $187,000 as a result of (a) applying the estimated annual effective tax rate of 57% to the net income for the period, and (b) recording additional income tax expense of $34,000 to adjust the estimated fiscal 2005 income taxes due to the actual amounts due. The estimated annual effective tax rate of 57% is higher than the statutory tax rate due to permanent non-deductible differences and an increase in our valuation allowance for originating deferred tax assets. We recorded an income tax provision of $44,000 during the three months ended March 31, 2005, as a result of applying our estimated annual effective tax rate in the prior year period to the income recorded in the prior year period.

Nine months Ended March 31, 2006 Compared with the Nine months Ended March 31, 2005.

Revenues

Revenues for the nine months ended March 31, 2006 increased 18% to $6,657,000, compared to $5,656,000 during the same period last year.

During the nine months ended March 31, 2006, we earned $5,831,000 in revenues in our consulting services division consisting of (a) $5,377,000 in fees for consulting services provided to the Barona Tribe; (b) $450,000 in fees for advisory services provided to the Buena Vista Tribe; and (c) $4,000 primarily resulting from out-of-pocket expenses re-billed to customers. During the nine months ended March 31, 2005, we earned $5,300,000 in revenues in our consulting services division consisting of (a) $5,175,000 in fees for consulting services provided to the Barona Tribe; (b) $100,000 in fees for advisory services provided to the Buena Vista Tribe; and (c) $25,000 in other revenues primarily resulting from out-of-pocket expenses re-billed to customers.

Revenues from our software products and related services during the nine months ended March 31, 2006 increased 131% to $826,000 compared to $357,000 earned in the same period last year. The revenues in the current year period resulted from (a) $416,000 from completed software contracts; (b) $368,000 in support fees; (c) $30,000 from business intelligence services; and (d) $12,000 from out-of-pocket expenses re-billed to customers. In the prior year period, revenues consisted of (a) $300,000 from completed software contracts; (b) $38,000 in support fees; and (c) $19,000 from out-of-pocket expenses re-billed to customers.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2006 increased 15% to $3,281,000, compared to $2,841,000 during the same period last year.

Cost of revenues in our consulting services division consisted primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants, client relations expenses, allocated overhead expenses and other direct costs, related to providing consulting services to the Barona Tribe and Buena Vista Tribe. The cost of revenues during the nine months ended March 31, 2006 in the consulting services division increased 25% to $2,385,000, compared to $1,902,000 recorded during the same period last year. The increase was primarily the result of an increase in (a) compensation and other personnel-related expenses of $349,000, primarily due to additional personnel in the consulting services division; (b) client relations expenses of $213,000; (c) other direct costs of $77,000, primarily resulting from an increase in travel and lodging expenses, business meals and entertainment and charitable contributions; and (d) allocated overhead expenses of $55,000. The increase was partially offset by a reduction in (a) professional services of $155,000; (b) costs incurred in connection with providing software support services to the Barona Tribe of $35,000; and (c) out-of-pocket expenses re-billed to customers of $20,000.

The cost of revenues in our software division in the current year period consisted primarily of compensation and other personnel-related expenses, allocated overhead expenses and other direct costs related to our software products and related services. The cost of revenues in our software division in the prior year period consist primarily of costs for services provided by a third-party software development firm engaged by us in connection with installation and maintenance and support services for our software products and compensation and other personnel-related expenses. The cost of revenues in the software division during the nine months ended March 31, 2006 decreased 5% to $896,000, compared to $939,000 during the same period last year. Expenses during the current year period in our software division decreased primarily as a result of decreases in (a) professional services of $190,000 for services provided by third-party development firm including a one-time fee of $117,000 paid in connection with an agreement allowing us to hire four of their engineers; and (b) integration, installation and training services of $122,000. The decreases were partially offset by an increase in (a) costs for personnel providing business intelligence services of $92,000; (b) compensation and other related expenses of $70,000 for software engineering personnel; (c) costs incurred in connection with maintenance and support services provided to customers of $56,000; and (d) other direct costs related to our software products and services of $13,000. Additionally, in the prior year period the cost of revenues were lower due to a reduction to the loss recorded for a software contract of $37,000 in the prior year period.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs, allocated overhead expenses and other general and administrative costs. General operating and administrative expenses for the nine months ended March 31, 2006 increased 20% to $2,902,000, compared to $2,424,000 during the same period last year. The increase was primarily attributable to increases in (a) professional services of $315,000, primarily comprised of legal fees and forensic expert services incurred in connection with the software related litigation; (b) compensation and other personnel-related expenses of $238,000; and (c) other general and administrative costs of $33,000. The increase was partially offset by a decrease in (a) allocated overhead expenses of $50,000, resulting primarily from an increase in expenses included in allocated overhead to other divisions; (b) fees for outside accounting and tax compliance services of $30,000; and (c) costs incurred in connection with shareholder communications of $29,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, allocated overhead expenses and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the nine months ended March 31, 2006 increased 34% to $681,000, compared to $509,000 during the same period last year. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $109,000; (b) advertising and marketing expenses, including tradeshows and related expenses of $28,000; (c) travel and lodging expense in connection with sales efforts of $15,000; (d) allocated overhead expenses of $14,000; (e) business meals and entertainment of $10,000; (f) printing costs resulting primarily from new product brochures of $9,000; and (g) other direct costs related to sales efforts of $9,000. The increase was partially offset by a decrease in professional services of $22,000, primarily the result of website development services incurred in the prior year period.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel, allocated overhead expenses and equipment and software used in the development of our software products.

During the nine months ended March 31, 2006, research and development expenses increased 271% to $178,000, compared to $48,000 during the same period last year. The increase was a result of the increase in (a) compensation and other personnel-related expenses of $119,000, which resulted from an increase in the time internal software engineers allocated to research and development efforts, and (b) allocated overhead expenses of $10,000.

Other Income and Expense

For the nine months ended March 31, 2006, interest income increased 136% to $104,000 from $44,000 for the same period last year, primarily as a result of higher interest rates and an increase in our average cash balances during the current year period as compared to the prior year period. For the nine months ended March 31, 2006, other income was $347,000 as result of cash consideration received in connection with settlement of litigation. Other income in the prior year period included $17,000 resulting from the sale of assets.

Income Tax Provision / Benefit

We recorded an income tax provision of $73,000 during the nine months ended March 31, 2006, as a result of applying the estimated annual effective tax rate of 57% to the net income for the period, and (b) recording additional income tax expense of $34,000 to adjust the estimated fiscal 2005 income taxes due to the actual amounts due. The estimated annual effective tax rate of 57% is higher than the statutory tax rate due to permanent non-deductible differences and an increase in our valuation allowance for originating deferred tax assets. We recorded an income tax benefit of $65,000 during the nine months ended March 31, 2005, as a result of applying our estimated annual effective tax rate to the loss recorded in the prior year period.

Liquidity and Capital Resources

Our principal sources of liquidity at March 31, 2006 to fund ongoing operations are cash provided from operations and unrestricted cash and cash equivalents of $4,067,000. During the nine months ended March 31, 2006, our cash position increased by $228,000 from the June 30, 2005 balance of $3,839,000. The increase was a result of cash provided by operating activities of $330,000 and cash provided by financing activities of $6,000 partially offset by cash used in investing activities of $108,000.

The cash provided by operating activities of $330,000 in the nine months ended March 31, 2006, resulted primarily from revenue received from the Barona Tribe and Buena Vista Tribe, payments from clients pursuant to software contracts, and payments received in connection with the settlement of litigation, less cash expenditures in the period. Cash provided by financing activities of $6,000 resulted from proceeds from the exercise of options. Cash used in investing activities resulted from the purchase of fixed assets of $151,000 partially offset by the release of a $43,000 letter of credit issued in connection with an office lease.

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

As of March 31, 2006, our unrestricted cash and cash equivalents were $4,067,000. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

We compete in the highly competitive CRM software market. A principal source of competition is our potential customer’s internal information technology departments, which may develop systems that provide for some or all of the functionality of our applications. Our products also compete with products or solutions offered by numerous competitors. Compared to us, many of these competitors have a longer operating history, greater name recognition, larger customer bases and significantly greater financial resources. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Competitive pressures and our perceived viability in this market may make it difficult for us to acquire and retain customers.

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

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: May 15, 2006	By:	/s/ GREG SHAY
Greg Shay Chief Executive Officer, President and Chief Operating Officer (Authorized Signatory, Principal Executive Officer)

Date: May 15, 2006	By:	/s/ KEVIN MCINTOSH
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