Form 10KSB
period 2006-06-30
VENTURE CATALYST INC
filed 2006-09-27
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

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

Securities Registered Under Section 12 (b) of the Exchange Act:

None

Securities Registered Under Section 12 (g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $8,860,959.

As of August 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) was approximately $15,189,000. For purposes of this calculation, we have included shares of voting stock held by all shareholders other than officers, directors and beneficial owners of 10% or more of voting stock.

At August 31, 2006, there were 7,221,598 shares outstanding of the issuer’s common stock, $.001 par value per share, the only class of common equity.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐    No  ☒

VENTURE CATALYST INCORPORATED

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year Ended June 30, 2006

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

Our Consulting Services Division

Our consulting services division offers comprehensive gaming and hospitality consulting services. During the past three fiscal years ended June 30, 2006, we had two primary clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We provided services to the Buena Vista Tribe from February 2005 through July 31, 2006. We provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. To date, our consulting fees resulting from our consulting services to the Barona Tribe have been our principal source of revenues and liquidity.

Our Software Division

Our software division is dedicated to the ongoing business operations, sales and product development related to Mariposa, a fully-integrated customer relationship management, or CRM, marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

During the fiscal year ended June 30, 2006 (“fiscal 2006”), we expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services, marketed as and referred to as “business intelligence services”.

VCAT is a Utah corporation and is a successor to a Delaware corporation organized in June 1994, which was merged into a Utah corporation incorporated in March 1980.

Agreement to Acquire VCAT by International Game Technology

On August 28, 2006, VCAT announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with IGT, a wholly-owned subsidiary of International Game Technology, and Mariposa Acquisition Corp, a wholly-owned subsidiary of IGT (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into VCAT (the “Merger”), with VCAT continuing as the surviving corporation and a wholly-owned subsidiary of IGT. At the effective time and as a result of the Merger, each share of VCAT common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares) will be cancelled and extinguished and shall be converted into the right to receive $2.58 in cash, without interest (the “Merger Consideration”). IGT is not assuming any of VCAT’s stock options or agreements and, as a result and pursuant to the terms of VCAT’s applicable stock option plans or agreements, all unvested options to purchase VCAT common stock will vest in full effective immediately prior to the closing of the Merger. All outstanding options to purchase VCAT common stock that are vested as of the effective time of the Merger, including those options that vest as a result of the Merger, will be terminated in consideration for a cash payment equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of such stock option and (b) the number of shares of VCAT common stock issuable upon the exercise of such option.

VCAT has made representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to carry on its business in the usual, regular and ordinary course in the same manner as previously conducted during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (b) not to engage in certain kinds of transactions during such period; (c) to cause a shareholder meeting to be held to consider approval of the Merger; (d) subject to certain exceptions, for the Board of Directors of VCAT to recommend adoption by its shareholders of the Merger Agreement; (e) not to solicit, initiate or encourage proposals relating to alternative takeover proposals; and (f) subject to certain exceptions, not to participate in negotiations or discussions concerning, or provide nonpublic information in connection with, alternative takeover proposals.

Consummation of the Merger is subject to the satisfaction or waiver (if applicable) of a number of conditions, including (a) approval by the required vote of VCAT’s shareholders; (b) subject to certain exceptions, the absence of a material adverse change with respect to VCAT during the interim period between the execution of the Merger Agreement and consummation of the Merger; (c) receipt of third party consents, including consent of the Barona Tribe, which has been obtained subject to the approval of the Barona Tribe’s lenders, and regulatory approvals; (d) absence of any law or order prohibiting the consummation of the Merger; and (e) each of the Asset Purchase Agreement and Consulting Services Agreement (each as described below) remaining in full force and effect and the conditions to closing under these agreements are satisfied. In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party, subject to a material adverse effect condition and material compliance of the other party with its covenants.

Concurrently with entering into the Merger Agreement, IGT entered into voting agreements with L. Donald Speer, II, our Chairman of the Board, Greg Shay, our Chief Executive Officer, President and Chief Operating Officer, and Kevin McIntosh, our Senior Vice President, Chief Financial Officer and Secretary. These voting agreements provide that the officers will vote their shares, which represented approximately 15% of VCAT’s outstanding shares of common stock as of August 25, 2006, in favor of the Merger and against any inconsistent proposals or transactions. The voting agreements terminate on the earlier of (a) February 21, 2007, or such later date, if any, to which VCAT and IGT extend the outside date specified in the Merger Agreement and (b) the termination of the Merger Agreement by VCAT under certain circumstances.

Also, simultaneously with the execution of the Merger Agreement, Messrs. Speer, Shay and McIntosh entered into non-competition agreements with VCAT and IGT that provide that they will not compete with the server-based gaming business of VCAT or IGT for eighteen months from the effective time of the Merger.

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the

Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest at the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, VCAT and the LLC entered into a Consulting Services Agreement. The Consulting Services Agreement provides that the LLC will provide consulting services to VCAT for an initial term of three years commencing on the closing date of the Asset Purchase. The LLC is to receive consulting fees of $2 million, in three pre-paid installments, for all consulting services and deliverables to be provided during the three year term.

In connection with the proposed transaction, VCAT will file a proxy statement and other relevant documents with the Securities and Exchange Commission (the “SEC”). SHAREHOLDERS OF VCAT ARE URGED TO CAREFULLY READ THE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT VCAT AND THE PROPOSED TRANSACTION. Investors will be able to obtain free copies of the proxy statement and other documents when they become available by contacting Investor Relations, VCAT, 591 Camino De La Reina, Suite 418, San Diego, California 92108. In addition, documents filed with the SEC by VCAT will be available free of charge at the SEC’s web site at http://www.sec.gov.

Business Strategy

Our strategy as a stand-alone company is to (a) continue our long-standing relationship with the Barona Tribe and (b) license Mariposa to gaming and hospitality businesses and (c) expand and market our services and software product and related service offerings to other gaming and hospitality businesses. We continually review our services and products that we believe will provide the greatest value to our clients to help them achieve success, which may include adding or eliminating particular services or products. There can be no assurance as to the completion or success of any of our strategies. If the Merger closes, then the existing divisions will be owned by two separate companies and IGT may change the strategy for VCAT.

We have made, and may continue to make, investments in personnel and resources to further our efforts to grow our business within the gaming and hospitality industry which may involve material increases to our expenses and additional capital. If we remain a stand-alone company, we plan to grow and diversify our business through marketing our software products and related services to gaming and hospitality clients, seeking service relationships with additional gaming clients and being receptive to acquisitions, joint ventures or other growth opportunities.

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

Under the 2004 Consulting Agreement, we agreed to a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, and in April 2006, our monthly fee increased to $624,000 as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the Subordination Agreement, discussed below. The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (the “Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payment may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of June 30, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

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

Upon consummation of the Merger, the Barona Tribe’s profit sharing participation in Mariposa, as described above, will cease, and the Barona Tribe will assign whatever rights it may have in Mariposa to VCAT. In return, we will make a one time lump sum payment to the Barona Tribe of $1,000,000 in cash. In addition, the 2004 Consulting Agreement, as modified at the time of consummation of the Merger, will be transferred to the LLC immediately following the closing pursuant to the Asset Purchase Agreement. For a more detailed discussion of the anticipated termination of the Barona Tribe’s profit sharing participation and the modifications to the 2004 Consulting Agreement please see Part II, Item 8B. “Other Information.”

Relationship with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

On August 7, 2006, VCAT and the Buena Vista Tribe entered into a Modification Agreement (the “Modification Agreement”) which modified the termination date of the Advisory Agreement, allowing for mutual termination of the Advisory Agreement, effective August 7, 2006. Pursuant to the Modification Agreement: (a) the Buena Vista Tribe’s obligation to pay consulting fees as specified under the Advisory Agreement to us for services rendered ceased on July 31, 2006; (b) the Buena Vista Tribe will remain obligated to compensate us for services rendered to it under the Advisory Agreement on and prior to July 31, 2006; and

(c) on and after August 7, 2006, we will have no continuing obligations to offer to the Buena Vista Tribe a perpetual license to use Mariposa software. Under the Advisory Agreement, the Buena Vista Tribe paid us a monthly flat fee of $50,000 per month from February 2005 until July 31, 2006.

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

Our Mariposa business model currently focuses on the licensing and development of software, as well as offering a comprehensive selection of services to our customers, including installation and integration services and maintenance and support services. As of June 30, 2006, we had entered into software license and service contracts related to Mariposa with eleven clients. Additionally, during fiscal 2006, we expanded our service offerings to Mariposa clients and other clients to include business intelligence services. During fiscal 2006, we provided business intelligence services to three clients.

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

•	CRM Software Systems. Our products compete with external CRM and marketing software products offered by large vendors such as SAS, E.piphany, Inc., Oracle, Inc. (including its Siebel Software), SAP AG, Teradata, Ecometry Corporation (including its Blue Martini Software), and numerous other smaller vendors.

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

Our intention is to utilize a direct sales approach for Mariposa, and, if we remain a stand-alone company, possibly through the addition of marketing partners or OEM partners. Complex integrated software products generally have a lengthy sales cycle and we expect the sales cycle for Mariposa to last several months or longer from the time of initial contact to the time of entering into a licensing agreement.

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

In order to protect the underlying technology concepts relating to Mariposa, we have filed six U.S. patent applications, all of which remain pending in the Patent Office. We have also filed two corresponding international patent applications. We intend to pursue a general practice of filing patent applications for our technologies in the United States and various foreign countries where our products are licensed. We intend to continually update and add new applications to our patent portfolio to address our new technological innovations.

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

Research and Development

We spent approximately $257,000 on research and development during fiscal 2006 and $74,000 during the fiscal year ended June 30, 2005 (“fiscal 2005”). We have nine employees who were involved in research and development during fiscal 2006 and six employees who were involved in research and development in fiscal 2005. Our research and development expenditures in fiscal 2006 and 2005 were approximately 5% and 2%, respectively, of our total operating expenses. All research and development expenditures are attributable to our software division.

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

Federal Regulation of Native American Gaming

The Indian Gaming Regulatory Act (“IGRA”) categorizes gaming as Class I, Class II and Class III activities. Class I activities are defined as social games solely for prizes of minimal value or traditional forms of Native American gaming engaged as a part of tribal ceremonies or celebrations. Class II gaming includes (a) bingo, if played in the same location, pull-tabs, lotto, punch boards, tip jars, and other games similar to bingo, and (b) card games that are authorized by the laws of the state, or are not explicitly prohibited by the laws of the state and are played at any location in the state, if played in conformity with the laws and regulations of the state regarding hours or periods of operation of such card games or limitations on wagers or pot sizes in such card games. Class II gaming does not include (a) any banked card games, including baccarat, chemin de fer or blackjack, or (b) electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. Class III gaming means all other forms of gaming.

The Chairman of the National Indian Gaming Commission (the “NIGC”) can impose civil fines of up to $25,000 per violation against the tribal operator or a management contractor for any violation of IGRA. The NIGC also may impose Federal criminal sanctions for illegal gaming on Native American land and for theft from Native American gaming facilities. The Chairman of the NIGC also has the power to order temporary closure of a Native American gaming operation for substantial violation of the provisions of IGRA, or of tribal regulations, ordinances or resolutions approved under IGRA. After a temporary closure order, the Native American tribe or management contractor involved has a right to a hearing before the NIGC to decide whether a permanent closure of the gaming operation order will be issued.

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

Any Native American tribe engaged in Class II gaming may petition the NIGC for a certificate of self-regulation if it has (a) continuously conducted such activity for a period of at least three years, including at least one year after 1988; and (b) otherwise complied with the applicable provisions of IGRA. The NIGC will issue a certificate if it determines that the Native American tribe has, among other things, (a) conducted gaming activity in a manner which has resulted in an effective and honest accounting of all revenues, has resulted in a reputation for safe, fair and honest operation of the activity, and has been generally free of evidence of criminal or dishonest activity; and (b) adopted and is implementing adequate systems for accounting for all revenues from the activity, monitoring of all employees and prosecuting violations of its gaming ordinance and regulations. A Native American tribe may only engage in Class III gaming if it enters into a tribal-state compact, or agrees to abide by a set of regulatory rules obtained from the U.S. Secretary of the Interior.

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

The NIGC does not approve consulting contracts; however, the NIGC reviews such contracts to determine whether they are management or consulting contracts. If a contract is determined to be a management contract, it is subject to approval by the NIGC; if determined to be a consulting contract, it is then forwarded to the Bureau of Indian Affairs (the “BIA”) for approval.

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

Under proposed legislation currently pending in the United States Senate, all gaming-related contracts, including consulting agreements, would require approval of the Chairman of the NIGC. Such legislation would subject each gaming-related contractor to a suitability determination by the NIGC Chairman and would subject each gaming –related contract to minimum contract requirements. Gaming-related contracts not approved by the NIGC Chairman would be void and subject the party to the gaming related contract to civil penalties. The proposed legislation also requires the NIGC Chairman to approve or disapprove (a) a management, development, participation, or other gaming-related contract within 90 days after its submission; and (b) a financing or a consulting contract within 30 days after submission. If enacted, we would be subject to additional regulatory oversight by the NIGC. The 2004 Consulting Agreement would be subject to review and approval as a gaming related contract and all gaming related contractors associated with us would be subject to a NIGC background investigation and suitability determination.

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

In March 1996, the Barona Tribe submitted our consulting agreement, dated March 27, 1996, to the NIGC. In April 1996, we amended such consulting agreement to correct errors in the fee calculations. Because we concluded that such amended consulting agreement did not contain any material changes to the original consulting agreement, we did not submit the amendment to the NIGC at that time. In May 1996, the NIGC determined that the original consulting agreement was not a management agreement and, therefore, not subject to NIGC approval. In July 1997, the BIA determined that no action was required with respect to the original consulting agreement.

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

The Barona Compact authorizes up to 2,000 Class III machines. Prior to the Barona Compact, the Barona Tribe could operate up to 1,057 gaming machines. The Barona Compact terminates on December 31, 2020. If the parties have not agreed to extend the Barona Compact or entered into a new compact by the termination date, the Barona Compact will automatically be extended to June 30, 2022, unless the parties have agreed to an earlier termination date. The Barona Compact can be amended at any time by the mutual and written agreement of both parties and is subject to renegotiation in the event the Barona Tribe wishes to engage in forms of Class III gaming other than those games authorized under the Barona Compact, provided that no renegotiation could be sought for 12 months following the effective date of the Barona Compact. In addition, the Barona Tribe shall have the right to terminate the compact in the event the right of Native American tribes to operate gaming devices in California is no longer exclusive.

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

The Barona Compact establishes limitations on Class III gaming which may restrict gaming activities. Among those which are of importance to the Barona Casino are the following: (a) the Barona Tribe must adopt and comply with California laws prohibiting a gaming enterprise from cashing any check drawn against any public fund; (b) the Barona Tribe must adopt and comply with any California laws prohibiting a gaming enterprise from providing or arranging alcoholic beverages, food or lodging for no charge or at reduced prices as an incentive; (c) the Tribe must adopt and comply with any California laws prohibiting extension of credit for gaming activities and; (d) no person under 18 (under 21 if alcohol may be consumed) is permitted to be present in any room where Class III gaming is offered.

The Barona Tribe must make contributions to a Special Distribution Fund based on the number of gaming devices operated by the Barona Tribe as of September 1, 1999. The Special Distribution Funds are subject to appropriation by the state legislature including for (a) programs designed to address gambling addiction; (b) the support of government agencies impacted by tribal gaming; (c) regulatory costs incurred by the state Gaming Agency and the state Department of Justice in connection with the compact; and (d) the Revenue Sharing Trust Fund (under which non-compacted tribes receive an estimated $1.1 million per year). In addition, the Barona Tribe must pay an additional assessment with respect to the 943 additional machines that the Barona Tribe can operate as a result of the Barona Compact.

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

The California Gambling Control Commission.    As part of the tribal licensing process, applicants, like VCAT, are required to obtain a determination of suitability from the California Gambling Control Commission (“CGCC”). While an applicant can receive a tribal license and conduct gaming related business prior to the state rendering a determination, if the state determines that the applicant would not qualify for a gambling license under state law, the tribal gaming agency must immediately revoke the tribal gaming license and terminate the applicant’s contract with the tribal gaming operation. The denial of a state determination of suitability is subject to review in state court and, if reversed by the state court, the tribal gaming agency may re-issue a license to the applicant. In January 2005, the CGCC issued a finding of suitability for VCAT, which was re-issued in January 2006.

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

Employees

As of June 30, 2006, we had 38 full-time employees and 3 part-time employees, none of whom are covered by collective bargaining agreements.

Item 2.    Description of Property

We currently lease office space in two locations. Our lease of our principal executive offices consists of approximately 4,100 square feet in San Diego, California. That lease expires in June 2009. We also lease approximately 6,050 square feet of office space in Las Vegas, Nevada, which primarily accommodates our software division. Our Las Vegas lease expires in October 2009. We believe that our current facilities are sufficient for the operation of our business, and we believe that suitable additional space in San Diego, California and Las Vegas, Nevada is available to accommodate any needs that may arise.

Item 3.    Legal Proceedings

None.

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

	High	Low
Fiscal Year 2006
Fourth Quarter	$2.32	$1.22
Third Quarter	1.95	1.11
Second Quarter	1.60	0.71
First Quarter	0.76	0.35

Fiscal Year 2005
Fourth Quarter	$0.57	$0.30
Third Quarter	0.45	0.32
Second Quarter	0.50	0.28
First Quarter	0.40	0.25

Holders

The number of shareholders of record as of June 30, 2006 was 2,329.

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

The following table sets forth information regarding the number of shares of Common Stock that may be issued pursuant to our equity compensation plans or arrangements as of June 30, 2006.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,910,750	(1)	$2.62	6,026,069	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,910,750		$2.62	6,026,069

(1)	Represents shares of Common Stock that may be issued pursuant to outstanding options granted under the following plans: 4,875,750 shares under the 1995 Plan and 35,000 shares under the 1996 Plan.
(2)	Represents shares of Common Stock that may be issued pursuant to options available for future grant under the following plans: 5,816,069 shares under the 1995 Plan and 210,000 shares under the 1996 Plan.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing operations, sales and product development of Mariposa, a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry.

Our Consulting Services Division

As of June 30, 2006, our consulting services division had two primary clients, the Barona Tribe and the Buena Vista Tribe, both of which are federally recognized, sovereign Native American tribes. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch located in Lakeside, California, near San Diego. Until July 31, 2006, we provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista’s reservation located near Ione, in Northern California. To date, our consulting fees resulting from our consulting services to the Barona Tribe have been our principal source of revenues and liquidity.

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

Under the 2004 Consulting Agreement, we agreed to a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, and in April 2006, our monthly fee increased to $624,000, as a result of the annual cost of living adjustments. Fees under the 2004 Consulting Agreement are subordinated under the terms of the Subordination Agreement, discussed below. The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described below.

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Subordination Agreement in July 2001 (the “Subordination Agreement”). In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of June 30, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

In January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

On August 7, 2006, VCAT and the Buena Vista Tribe entered into a Modification Agreement (the “Modification Agreement”) which modified the termination date of the Advisory Agreement, allowing for mutual termination of the Advisory Agreement, effective August 7, 2006. Pursuant to the Modification Agreement: (a) the Buena Vista Tribe’s obligation to pay consulting fees as specified under the Advisory Agreement to us for services rendered ceased on July 31, 2006; (b) the Buena Vista Tribe will remain obligated to compensate us for services rendered to it under the Advisory Agreement on and prior to July 31, 2006; and (c) on and after August 7, 2006, we will have no continuing obligations to offer to the Buena Vista Tribe a perpetual license to use Mariposa software. Under the Advisory Agreement, the Buena Vista Tribe paid us a monthly flat fee of $50,000 per month from February 2005 until July 31, 2006.

Our Software Division

Our software division is dedicated to the ongoing operation, sales and product development of Mariposa, a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry. Mariposa consists of a suite of functionally distinct applications, each designed to address a specific set of requirements within the gaming and hospitality industry. The applications may be licensed and deployed as an integrated solution or individually, depending upon the customer’s needs and financial resources. We have made, and may continue to make, material organizational changes, including adding staff, to cultivate qualified sales leads and to install, support and continue development of Mariposa and/or related software products. If we remain a stand-alone company, this may involve material increases to our expenses and additional capital. At this time, we are uncertain whether we will be able to generate enough revenue to absorb the additional expenses.

As of June 30, 2006, we had six uncompleted software contracts that, if completed, will result in additional aggregate revenues of $4,760,000, exclusive of any potential support fees, at the time of their completion. There can be no assurance that we will complete all of the software contracts or that, if all of the software contracts are completed, they will be completed pursuant to existing terms. We expect to incur additional costs to complete each of the software contracts. However, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

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

There were no profit-sharing payment obligations generated from the above-referenced profit sharing arrangement during fiscal 2006. During the fourth quarter of fiscal 2005, the profit sharing arrangement resulted in a $121,000 profit sharing payment obligation to the Barona Tribe which was recorded as a reduction in revenues earned from the Barona Tribe pursuant to applicable accounting guidelines.

Upon consummation of the Merger, the Barona Tribe’s profit sharing participation in Mariposa, as described above, will cease, and the Barona Tribe will assign whatever rights it may have in Mariposa to VCAT. In return, we will make a one time lump sum payment to the Barona Tribe of $1,000,000 in cash. In addition, the

2004 Consulting Agreement, as modified at the time of consummation of the Merger, will be transferred to the LLC immediately following the closing pursuant to the Asset Purchase Agreement. For a more detailed discussion of the anticipated termination of the Barona Tribe’s profit sharing participation and the modifications to the 2004 Consulting Agreement, please see Part II, Item 8B. “Other Information.”

Debt Restructuring

On July 19, 2004, we entered into an agreement to restructure $11,969,000 of debt owed to two former shareholders (the “Restructuring Agreement”). Pursuant to the terms of the Restructuring Agreement, our aggregate outstanding debt owed to them was reduced from $11,969,000 to $4,300,000. The principal due under the new notes was paid in two installments, in July 2004 and in September 2004. No further payments are due under the notes and our long-term debt balance was zero as of June 30, 2006.

Agreement to Acquire VCAT by International Game Technology

On August 28, 2006, VCAT announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with IGT, a wholly-owned subsidiary of International Game Technology, and Mariposa Acquisition Corp, a wholly-owned subsidiary of IGT (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into VCAT (the “Merger”), with VCAT continuing as the surviving corporation and a wholly-owned subsidiary of IGT. At the effective time and as a result of the Merger, each share of VCAT common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares) will be cancelled and extinguished and shall be converted into the right to receive $2.58 in cash, without interest (the “Merger Consideration”). IGT is not assuming any of VCAT’s stock options or agreements and, as a result and pursuant to the terms of VCAT’s applicable stock option plans or agreements, all unvested options to purchase VCAT common stock will vest in full effective immediately prior to the closing of the Merger. All outstanding options to purchase VCAT common stock that are vested as of the effective time of the Merger, including those options that vest as a result of the Merger, will be terminated in consideration for a cash payment equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of such stock option and (b) the number of shares of VCAT common stock issuable upon the exercise of such option.

VCAT has made representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to carry on its business in the usual, regular and ordinary course in the same manner as previously conducted during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (b) not to engage in certain kinds of transactions during such period; (c) to cause a shareholder meeting to be held to consider approval of the Merger; (d) subject to certain exceptions, for the Board of Directors of VCAT to recommend adoption by its shareholders of the Merger Agreement; (e) not to solicit, initiate or encourage proposals relating to alternative takeover proposals; and (f) subject to certain exceptions, not to participate in negotiations or discussions concerning, or provide nonpublic information in connection with, alternative takeover proposals.

Consummation of the Merger is subject to the satisfaction or waiver (if applicable) of a number of conditions, including (a) approval by the required vote of VCAT’s shareholders; (b) subject to certain exceptions, the absence of a material adverse change with respect to VCAT during the interim period between the execution of the Merger Agreement and consummation of the Merger; (c) receipt of certain third party consents including the consent of the Barona Tribe, which has been obtained subject to the approval of the Barona lenders, and regulatory approvals; (d) absence of any law or order prohibiting the consummation of the Merger; and (e) each of the Asset Purchase Agreement and Consulting Services Agreement (each as described below) remaining in full force and effect and the conditions to closing under these agreements satisfied. In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party, subject to a material adverse effect condition and material compliance of the other party with its covenants.

Concurrently with entering into the Merger Agreement, IGT entered into voting agreements with L. Donald Speer, II, our Chairman of the Board, Greg Shay, our Chief Executive Officer, President and Chief Operating Officer, and Kevin McIntosh, our Senior Vice President, Chief Financial Officer and Secretary. These voting agreements provide that the officers will vote their shares, which represented approximately fifteen percent (15%) of VCAT’s outstanding shares of common stock as of August 25, 2006, in favor of the Merger and against any inconsistent proposals or transactions. The voting agreements terminate on the earlier of (a) February 21, 2007, or such later date, if any, to which VCAT and IGT extend the outside date specified in the Merger Agreement and (b) the termination of the Merger Agreement by VCAT under certain circumstances.

Also, simultaneously with the execution of the Merger Agreement, Messrs. Speer, Shay and McIntosh entered into non-competition agreements with VCAT and IGT that provide that they will not compete with the server-based gaming business of VCAT or IGT for 18 months from the effective time of the Merger.

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest an the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, VCAT and the LLC entered into a Consulting Services Agreement. The Consulting Services Agreement provides that the LLC will provide consulting services to VCAT for an initial term of three years commencing on the closing date of the Asset Purchase. The LLC is to receive consulting fees of $2 million, in three pre-paid installments, for all consulting services and deliverables to be provided during the three year term.

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

Revenue Recognition-Consulting Division

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

Advisory service revenues from the Buena Vista Tribe were recorded monthly as earned, pursuant to the above referenced guidelines.

Revenue Recognition-Software Division

Software Products and Related Services.    We expect to derive a portion of our revenues from licensing Mariposa and the sale of related professional services, including integration, installation and training (collectively, “professional services”) and maintenance and support services (“support services”). Inherent in the software revenue recognition process are significant estimates and judgments which influence the timing and amount of revenues recognized.

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

Business Intelligence Services.    During fiscal 2006, we expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services marketed, and referred to as, “business intelligence services.” Business intelligence services revenues are recognized as earned as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is ‘more likely than not’ to be realized pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence which is, in part, based upon our estimate of current and future taxable income. In estimating future taxable income, we use assumptions that require significant judgment.

As of June 30, 2006, our deferred tax assets were $492,000, an increase of $32,000 during fiscal 2006, primarily due to a reduction in our valuation allowance as a result of (a) our expectations of future taxable income and (b) more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 consulting agreement and the current backlog of signed software contracts.

Results of Operations

Revenues

Revenues for fiscal 2006 were $8,861,000 compared to $8,858,000 during fiscal 2005.

Revenues in our consulting services division in fiscal 2006 increased 10% to $7,857,000 from $7,161,000 earned during fiscal 2005. During fiscal 2006, we earned (a) $7,250,000 in fees for consulting services provided to the Barona Tribe; (b) $600,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $7,000 in other revenues. During fiscal 2005, we earned (a) $6,846,000 in fees for consulting services provided to the Barona Tribe; (b) $250,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $64,000 in other revenues primarily resulting from out-of-pocket expenses rebilled to customers. Revenues earned from the Barona Tribe increased in fiscal 2006 as compared to fiscal 2005 as a result of cost of living adjustment applied to the fees in April of each year. Revenue earned from the Buena Vista Tribe increased in fiscal 2006 as compared to fiscal 2005 as a result of the advisory agreement effective for all twelve months in fiscal 2006 as compared to only five months in fiscal 2005.

Revenues from our software products and related services during fiscal 2006 decreased 41% to $1,004,000 from $1,697,000 earned during fiscal 2005. The revenues in fiscal 2006 resulted from (a) $416,000 in revenues from the completion of software contracts; (b) fees for support services of $496,000; (c) $83,000 from business intelligence services; and (d) $9,000 from out-of-pocket expenses rebilled to customers. The revenues in fiscal 2005 resulted from (a) $1,570,000 in revenues from the completion of software contracts; (b) fees for support services of $105,000; and (c) $23,000 from out-of-pocket expenses rebilled to customers. Revenue from our software products and related services decreased in fiscal 2006 as compared to fiscal 2005 as a result of fewer software contracts completed during the current fiscal year as compared to last fiscal year. Although we entered into several new software contracts and the backlog of uncompleted software contracts increased in fiscal 2006 as compared to fiscal 2005, we do not recognize revenue for software contracts until completion. See the discussion on revenue recognition in “Critical Accounting Policies and Estimates” above. The decrease was partially offset by an increase in fees earned for support services.

Cost of Revenues

Cost of revenues in fiscal 2006 was $4,407,000, compared to $4,281,000 during fiscal 2005.

Cost of revenues in our consulting services division consists primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses, overhead allocated and other direct costs related to providing consulting services to the Barona Tribe and advisory services to the Buena Vista Tribe. The cost of revenues during fiscal 2006 in our consulting services division was $3,180,000, an increase of 14% compared to $2,798,000 incurred during fiscal 2005. The increase was primarily attributable to the increase in cost of revenues resulting from advisory services provided to the Buena Vista Tribe for all of fiscal 2006, compared to providing services to the Buena Vista Tribe for only five months during fiscal 2005. The increase in the cost of revenues was the result of an increase in (a) compensation and related costs of $343,000; (b) client relations expenses of $199,000; (c) allocated overhead expenses of $102,000 (d) travel and lodging expenses of $27,000; (e) business meals and entertainment of $23,000; (f) contributions of $16,000 and (g) various other direct costs of $16,000. The increase was partially offset by a decrease in (a) third-party professional services of $251,000; (b) out-of-pocket expenses rebilled to customers of $61,000; and (c) costs incurred in connection with providing software support services to the Barona Tribe of $33,000.

The cost of revenues in our software division consisted primarily of compensation and other personnel-related expenses, allocated overhead expenses, losses on software contracts, other direct costs related to our software products and related services and, during fiscal 2005, costs for services provided by a third-party software development firm. Cost of revenues are incurred in connection with integration, installation and training services for completed software contracts and contract change orders, maintenance and support for our software products, and our business intelligence services. The cost of revenues in our software division during fiscal 2006 decreased 17% to $1,227,000 from $1,483,000 incurred during fiscal 2005. Expenses during the current year decreased primarily as a result of decrease in (a) costs for providing installation, integration and training services of $484,000, resulting from fewer software contracts completed during fiscal 2006; (b) estimated losses of $37,000 for software contracts; (c) various other direct costs related to our software products and services of $26,000; and (d) out-of-pocket expenses rebilled to customers of $19,000. The decrease was partially offset by an increase in (a) costs for personnel providing business intelligence services of $149,000 and (b) costs for providing maintenance and support services of $88,000.

General and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other operating and administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional fees, facilities, depreciation, insurance costs and other general overhead and administrative costs. General operating and administrative expenses in fiscal 2006 increased 14% to $3,972,000 from $3,476,000 incurred during fiscal 2005. The increase was primarily attributable to an increase in (a) professional services of $484,000, primarily comprised of fees in connection with the software related litigation and the strategic transaction with IGT and (b) compensation and other personnel-related expenses of $196,000 resulting primarily from additional employees performing general and administrative functions. Additionally, other general and administrative expenses increased by $64,000 resulting primarily from an increase in business gifts, dues and subscriptions, taxes, and fees for various regulatory and business license and permits. The increase was partially offset by a decrease in (a) allocated overhead expenses of $156,000, resulting from an increase in costs included in allocated overhead expenses to other divisions and cost centers; (b) insurance expense of $38,000; (c) fees incurred in connection with shareholder communication costs of $28,000; and (d) travel and lodging costs of 26,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses in fiscal 2006 increased 39% to $894,000 from $639,000 incurred during fiscal 2005. The increase was primarily a result of an increase in (a) compensation and other personnel-related expenses of $146,000; (b) marketing costs, including tradeshows and advertising, of $48,000; (c) travel, lodging and related expenses incurred from sales efforts of $35,000; (d) allocated overhead expenses of $26,000; and (e) other direct costs related to sales efforts of $20,000. The increase was partially offset by a decrease in professional services of $20,000.

Research and Development

Research and development expenses consist primarily of, compensation and other personnel-related expenses for internal engineering personnel, equipment and software used in the development of our software products and, during fiscal 2005, costs of services provided by a third-party software development firm engaged by us in connection with the development of our software products. To date, other than $247,000 in capitalized costs during fiscal 2002, all costs related to the development of Mariposa have been expensed as incurred.

During fiscal 2006, research and development expenses increased 248% to $257,000, from $74,000 during fiscal 2005. The increase was the result of compensation and other personnel-related expenses for internal engineering personnel working on new software products and allocated overhead expenses. Expenses related to enhancement and improvements to existing software products since the completion of the initial applications are being recorded as maintenance and support and are included in cost of revenues.

Other Income and Expense

During fiscal 2006, interest income increased to $154,000 from $66,000 earned in fiscal 2005, primarily as a result of higher interest rates for our investments and an increase in our average cash balance.

During fiscal 2006, other income included $347,000 as result of cash consideration received in connection with the settlement of litigation. Other income in the prior year period included $14,000 in net other gains resulting from the sale of assets.

Income Tax Provision

During fiscal 2006, we recorded an income tax provision of $18,000 as a result of applying our effective tax rate to the taxable income for the period. Our taxable income was $732,000 higher than our net loss, resulting primarily from strategic transaction related expenses and business gifts, which are non deductible for tax purposes.

During fiscal 2005, we recorded an income tax provision of $133,000 as a result of applying our effective tax rate to the taxable income for the period.

Liquidity and Capital Resources

General

Our principal sources of liquidity to fund operations have been existing cash and cash equivalents on hand and cash generated by operations. If we remain a stand-alone company, we believe these sources will be sufficient to fund expected capital expenditures, and to meet our working capital requirements and other cash needs during the fiscal year ending June 30, 2007.

Cash Position at Fiscal 2006 Year End

Our principal source of liquidity at June 30, 2006, consisted of unrestricted cash and cash equivalents of $4,352,000.

During fiscal 2006, our cash position increased by $513,000 from the June 30, 2005 balance of $3,839,000. This increase was a result of cash provided by operating activities of $661,000 and cash provided by financing activities of $6,000, partially offset by cash used in investing activities of $154,000.

During fiscal 2006, cash provided by operating activities of $661,000 resulted primarily from consulting fee payments from the Barona Tribe of $7,223,000, advisory fee payments from the Buena Vista Tribe of $569,000, and payments received pursuant to our software contracts of $2,446,000, less our operating cash expenditures and payments during the year. Cash provided by financing activities of $6,000 resulted from proceeds from the exercise of stock options. Cash used in investing activities of $154,000 resulted from the purchase of fixed assets of $197,000, partially offset by the release of restricted cash of $43,000.

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

If we remain a stand-alone company, subject to the terms of the Subordination Agreement, we expect to continue to receive monthly consulting fee payments from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. We expect to incur costs related to providing services to the Barona Tribe during the next twelve months at levels slightly higher than the levels being incurred currently. If the proposed Merger with IGT is completed, we expect to sell the consulting business to the LLC and no longer receive these fees.

Over the next twelve months, we expect to receive up to $3,551,000 in additional payments from clients in our software division pursuant to uncompleted software contracts which we have entered into as of June 30, 2006. There can be no assurance that all of the uncompleted contracts will be completed and that all remaining payments will be made to us or, that if all contracts are completed, that they will be completed pursuant to existing terms. Although we expect to incur costs to complete the software contracts the amount of costs cannot be estimated at this time. However, we expect the aggregate costs to be incurred to be less than revenues to be earned.

As noted above, on August 28, 2006, we announced that we had entered into a definitive Agreement and Plan of Merger with IGT whereby IGT will acquire all of the outstanding shares of VCAT for $2.58 per share in cash. Under the terms of the agreement, VCAT will merge with and into a wholly-owned subsidiary of IGT, with VCAT surviving the merger as a wholly-owned subsidiary of IGT. The transaction, which has been approved by the board of directors of each company, is subject to approval by our shareholders, applicable regulatory approvals and other customary closing conditions. Cash requirements pursuant to the acquisition will be funded from our current cash balances. Expenses related to the merger, which were approximately $518,000 as of June 30, 2006, have been significant. We expect to continue to incur significant expenses in connection with the transaction.

As of June 30, 2006, we have no significant capital commitments.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005, or, in the case of small business issuers, the beginning of the fiscal year that begins after December 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We are required to adopt SFAS 123R in the first quarter of the fiscal year ending June 30, 2007. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R will have an adverse impact on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

Risk Factors

Risks Related to our Proposed Acquisition by International Game Technology

There is no assurance that the proposed merger transaction with IGT will be completed. If the Merger is not completed, our business may be adversely affected.

Completion of the Merger is subject to several closing conditions, including obtaining requisite shareholder approval, obtaining third party consents and regulatory approvals and the absence of any material adverse event. There can be no assurance that these conditions will be met and the Merger will be completed.

If the Merger is not completed, the trading prices of the Common Stock may decline to the extent that the current market price of our shares reflects a market assumption that the proposed Merger will be completed. We also have paid and will be required to pay significant costs incurred in connection with the Merger, including legal, accounting and a portion of financial advisory fees, whether or not the Merger is completed. Moreover, under specified circumstances, we may be required to pay IGT a termination fee of $750,000 pursuant to the Merger Agreement, in connection with its termination.

Risks Related to our Financial Condition

We have limited resources to grow our business.

As of June 30, 2006, our cash and cash equivalents were $4,352,000. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

Risks Related to our Consulting Agreement and Business Concentration with the Barona Tribe

Our revenues are currently substantially dependent upon one client, the Barona Tribe.

We have historically derived the majority of our revenue from providing consulting services to the Barona Tribe. The loss of the Barona Tribe as a client, or a material reduction in the fees that we earn from the Barona Tribe, would have a material adverse effect on our business and may result in our inability to continue to operate the business or invest in the growth of our software division.

We have entered into subordination agreements that, under certain circumstances, may preclude the Barona Tribe from making payments to us for consulting services.

Our right to receive fees from the Barona Tribe is subordinated to certain senior debt of the Barona Tribe. In connection with two of the Barona Tribe’s financings, we entered into agreements pursuant to which the Barona Tribe may not pay us any fees if there is a default under the applicable financing documents. In addition, one of those financing agreements also limits the Barona Tribe’s ability to make payments to us if its debt coverage ratios, which are set forth in the loan agreement, are not met. Moderate or severe economic downturns or adverse conditions, nationally and especially in Southern California, may negatively affect the Barona Valley Ranch’s operations which may result in the Barona Tribe being precluded from making payments to us. If, as a result of negative economic or other adverse conditions, the Barona Tribe is precluded from making payments to us, we will still be obligated to provide services to the Barona Tribe under the 2004 Consulting Agreement and, in connection with providing such services, it is possible that we will deplete our cash and cash equivalents. If that should occur, and we are not able to generate alternative sources of revenues to finance our operations, we may not be able to continue to operate our business.

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

The expansion of gaming activities in California has resulted in experienced gaming companies negotiating or entering into contracts with Native American tribes in California. There has been an increase in the number of Native American casinos open and operating in the Southern California marketplace and there are additional casinos that will be opening, or that are attempting to open, in this area, all of which may be competing for the same customers. This increased competition could reduce the profit levels achieved at the Barona Valley Ranch. In addition, changes in California law (including by ballot initiatives) that would have the effect of expanding gaming operations by persons other than Native American tribes could result in even more competition. Under the terms of the 2004 Consulting Agreement, if unforeseen circumstances or factors beyond the control of the Barona Tribe or us result in a significant reduction in the financial viability or profitability of the Barona Valley Ranch, we may be required to renegotiate our arrangement with the Barona Tribe or, if such adverse circumstances persist over time, the Barona Tribe would have the right to terminate our engagement with nine months notice or on terms to be mutually agreed upon in good faith by us and the Barona Tribe.

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

We operate in a highly regulated industry and our ability to operate in certain jurisdictions could be subject to extensive federal, state, local and foreign regulation by various gaming authorities. Although the laws and regulations of the various jurisdictions in which we may operate vary in their technical requirements, and are subject to amendment from time to time, virtually all these jurisdictions could require licenses, permits, documentation of our qualifications, including evidence of integrity and financial stability, and other forms of approval for us, as well as for our officers, directors, major shareholders and key personnel. We will attempt to obtain all licenses, permits, registrations, findings of suitability and approvals necessary; however, there can be no assurance those licenses, permits, registrations, findings of suitability or approvals will be granted. Additionally, there can be no assurance that any regulatory agency will not enact new rules or change regulations that would negatively impact our ability to operate within such jurisdictions.

We are dependent upon our Chairman of the Board and other key personnel.

Our success largely depends upon the continued contributions of L. Donald Speer, II, VCAT’s Chairman of the Board. The loss of Mr. Speer’s services, for any reason, would have a material adverse effect on our success and prospects. We have not entered into an employment agreement with Mr. Speer. If Mr. Speer was to leave VCAT or his services to us became unavailable, there can be no assurance that we will be able to find a suitable replacement, particularly in connection with our ability to perform consulting services to the Barona Tribe.

Our future performance in our software division also depends in significant part upon the continued service of our key technical and senior management personnel. We have a small number of employees and our dependence on maintaining our relationships with key employees is particularly significant.

Item 7.    Financial Statements

The financial statement information, including the report of independent registered public accountants, required by this Item 7 is set forth on pages F-1 to F-24 of this Annual Report on Form 10-KSB and is hereby incorporated into this Item 7 by reference.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.    In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information

On August 10, 2006, we entered into Modification No. 3 (“Modification No. 3”) to the Amended and Restated Consulting Agreement with the Barona Tribe dated April 29, 1996 (as amended pursuant to Modification No. 1 dated February 17, 1998, and Modification No. 2 dated May 25, 2004, the “2004 Consulting Agreement”), which (a) deletes in its entirety Section 5 of the 2004 Consulting Agreement, which incorporated into the 2004 Consulting Agreement the terms of the letter from VCAT to the Barona Tribe, dated January 15, 2003, which granted to the Barona Tribe a perpetual, royalty-free non-exclusive and non-transferable license to use Mariposa and a profit-sharing arrangement with respect to Mariposa, and (b) will cause Modification No. 3 to be subordinated to any other obligations of the Barona Tribe under any agreements through which the Barona Tribe has borrowed funds for the construction of the Barona Valley Ranch.

On August 10, 2006, we also entered into the Barona Consent Agreement with the Barona Tribe and IGT (the “Barona Consent Agreement”), pursuant to which (a) we will make a payment of $1,000,000 in cash to the Barona Tribe, (b) the Barona Tribe will assign to VCAT any and all rights it may have in and to Mariposa, (c) any existing licenses of Mariposa to the Barona Tribe will terminate, (d) we will grant to the Barona Tribe a royalty-free, non-exclusive (with certain exceptions discussed below), non-transferable (without right to sublicense), perpetual license to use Mariposa at the Barona Valley Ranch as Mariposa exists in the Barona Tribe’s possession on the effective date of the Merger, (e) we and IGT will provide support, maintenance, updates, upgrades, repair and other services with respect to Mariposa for so long as we or IGT provide such services to any customer and (f) the Barona Tribe will continue to make available its gaming operation to us and IGT as a testing and marketing platform for Mariposa and other IGT system products. The license to use Mariposa granted to the Barona Tribe under the Barona Consent Agreement will be non-exclusive, except that it will be exclusive to the Barona Tribe in all of San Diego County, California and the area within 65 miles of the Barona Valley Ranch. Notwithstanding this exclusivity, neither we nor IGT will be prohibited from incorporating or integrating Mariposa, or any of its components, into or with other VCAT or IGT products or distributing or licensing such products in any geographic area. Under the Barona Consent Agreement, the Barona Tribe has also consented to the assignment of the 2004 Consulting Agreement, together with Modification No. 3, by us to any of IGT, its affiliates or an entity owned and controlled by L. Donald Speer, II.

All of the rights and obligations of the parties to each of Modification No. 3 and the Barona Consent Agreement are contingent upon, and will be effective simultaneously with, (1) the consummation of the Merger; (2) the effectiveness of VCAT’s assignment of the 2004 Consulting Agreement together with Modification No. 3 to the LLC; and (3) the consent of the Barona Tribe’s lenders to Modification No. 3 and the Barona Consent Agreement.

The foregoing descriptions of Modification No. 3 and the Barona Consent Agreement are qualified in their entirety by reference to Modification No. 3 and the Barona Consent Agreement, copies of which are attached hereto as Exhibit 10.29 and Exhibit 10.30, respectively, and incorporated herein by reference.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information About Our Directors

The following table sets forth information regarding our directors, including their age as of August 31, 2006 and business experience during the past five years. Each of the directors is a United States citizen. Each of our directors has served continuously as a director of VCAT since the date indicated in his or her biography below, and each is currently serving a one year term expiring at our next annual meeting or until his or her respective successor is elected and qualified. There are no arrangements or other understandings pursuant to which any of the persons listed in the table below was selected as a director or nominee.

Name	Age	Director Since	Principal Occupation and Other Information

John Farrington	50	2001	Mr. Farrington has served as a one of our directors since November 2001. Mr. Farrington has been a principal of Boros & Farrington, CPA’s, a public accounting firm that provides a broad range of financial services to private and public companies in Southern California, since 1991. From 1989 through 1990, Mr. Farrington was a partner with Pannell Kerr Forster, a national public accounting firm specializing in the hospitality industry. From 1979 through 1989, Mr. Farrington worked for Deloitte & Touche LLP, where he specialized in working with emerging companies, mergers and acquisitions and public company reporting.

Jana McKeag	55	1996	Jana McKeag has served as our Vice President, Governmental Relations and as a director since 1996 and as a consultant to us from February 1996 to March 1996. Prior to joining us, Ms. McKeag served from April 1991 through December 1995 as a Commissioner on the National Indian Gaming Commission. From January 1991 through April 1991, Ms. McKeag served as Director of Native American Programs for the U.S. Department of Agriculture and from April 1985 to December 1990, she held several senior management and policy level posts at the U.S. Department of the Interior including Assistant to the Assistant Secretary of Indian Affairs. In 2003, Ms. McKeag was appointed Chairman of the Indian Arts and Crafts Board and to the Census Advisory Committee on Alaskans and Native Americans.

Greg Shay	53	2003	Mr. Shay has served as our President and Chief Operating Officer, and as a director, from January 2003 to December 2004. In December 2004, Mr. Shay also assumed the duties of Chief Executive Officer of VCAT. From July 2001 to January 2003, Mr. Shay served as Chief Executive Officer of Shay Gaming, Inc., a consulting firm he founded. From June 2000 to July 2001, Mr. Shay served as Vice President of Operations and Assistant General Manager of the Rio Suites Hotel and Casino in Las Vegas, Nevada. From February 1998 to June 2000, Mr. Shay served as Vice President of Gaming Operations for the Venetian Hotel and Casino in Las Vegas, Nevada. Prior to that, he served in various capacities with Hilton Gaming, now Caesars Entertainment/Harrah’s, where he was a senior executive for the Flamingo Hilton and the Las Vegas Hilton, in Las Vegas and in Ontario Canada at Casino Windsor.

Name	Age	Director Since	Principal Occupation and Other Information

Cornelius E. (“Neil”) Smyth	80	1994	Mr. Smyth has served as a director for us and our predecessors since September 1994. Mr. Smyth is currently retired. From February 1990 through August 1990, Mr. Smyth was a consultant in the gaming industry. From March 1989 through February 1990, he was President of Mexican operations of Caesars World International Inc. and from September 1983 through March 1989, Mr. Smyth was Executive Vice President of Latin American operations for Caesars World International Inc. From 1981 through 1983, he was President of the Sands Hotel in Las Vegas. From 1970 through 1981, he was Chief Financial Officer and Senior Vice President of Caesars Palace in Las Vegas.

L. Donald Speer, II	57	1994	L. Donald Speer has served as our Chairman of the Board since founding VCAT in 1991. Mr. Speer also served as Chief Executive Officer of VCAT and its predecessors from its inception until December 2004. In addition, he served as our Chief Operating Officer and President from September 2000 to January 2003; and from June 1997 until February 2000. From July 1986 through January 1992, Mr. Speer was Chairman of the Board, Chief Executive Officer and a director of Southwest Gaming, Inc., which provided operating services for the Desert Oasis Indian Casino, a poker casino on the Cabazon Indian Reservation near Indio, California.

Information with Respect to Our Executive Officers

The following table sets forth certain information regarding our executive officers, including their respective ages and their business experience during the past five years. Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no arrangements or understandings pursuant to which any of the persons listed below was selected as an executive officer.

Name and Position	Age	Principal Occupation and Other Information

L. Donald Speer, II Chairman of the Board	57	Mr. Speer is also a director, and his biography is referenced above.

Greg Shay Chief Executive Officer, President and Chief Operating Officer	53	Mr. Shay is also a director, and his biography is referenced above.

Edward Fasulo Executive Vice President, Gaming Group	61	Mr. Fasulo has served as Executive Vice President of our Gaming Group since November 2005. From August 2002 to November 2005, Mr. Fasulo served as the Senior Vice President and General Manager of the Ameristar Casino in Council Bluffs, Iowa. Mr. Fasulo served as the Vice President and General Manager of the Fiesta Casino in Las Vegas Nevada from August 1994 to January 2001. From 1986 to 1994, Mr. Fasulo served as Vice President and a member of the Board of Directors of Elsinore Gaming Corporation, a publicly-held corporation (“Elsinore”), during which time he served as an

Name and Position	Age	Principal Occupation and Other Information
		executive for two of Elsinore’s subsidiaries. From 1990 to 1994 Mr. Fasulo was the Chief Operating Officer of the Four Queens Casino in Las Vegas, Nevada and he was the Vice President of Operations at the Atlantis Casino in Atlantic City, New Jersey from 1986 to 1990. Mr. Fasulo also served on the Boards of the Nevada Resort Association and the Nevada Hotel/Motel Association from 1994 to 2001, and from 1990 to 1994 he served on the Board of the Fremont Street Experience Association, as a Charter Member.

Andrew B. Laub Executive Vice President, Finance	53	Mr. Laub has served VCAT and its predecessors in a variety of positions since September 1994, including as a member of their respective Boards of Directors from May 1995 to January 2003. Mr. Laub has served as our Executive Vice President, Finance since December 2000. Prior thereto, Mr. Laub has served the Company in a number of executive positions including Executive Vice President, Corporate Development, Chief Financial Officer and Treasurer. From July 1987 through January 1994, Mr. Laub was Treasurer for Southwest Gas Corporation, a publicly traded natural gas distribution utility.

Javier Saenz Senior Vice President, Information Solutions	36	Mr. Saenz has served as our Senior Vice President, Information Solutions since November 2002 and as our Director, Information Solutions, from November 2000 to November 2002. From January to November 2000, Mr. Saenz served as Chief Technology Officer for 1-800-Our-Home.com, an Internet-based services company he co-founded. From June 1992 to December 1999, Mr. Saenz worked for Harrah’s Entertainment in Lake Tahoe, Nevada, where he held various positions in the finance and marketing departments.

Kevin McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	37	Mr. McIntosh has served us in a variety of positions since January 1998. Mr. McIntosh has served as our Senior Vice President, Chief Financial Officer, and Treasurer since December 1999 and Secretary since August 2001. Prior to joining VCAT, Mr. McIntosh was privately employed as a securities trader and investment analyst from April 1997 to December 1997 and from April 1992 to April 1997, held the position of senior accountant for Construction Technology Laboratories, Inc., a consulting and scientific firm for construction, transportation, and related industries.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees including our principal executive officer, principal financial officer and principal accounting officer and all of our other officers and employees. In the event that we make any amendment to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver by including such information as an exhibit in future filings.

Audit Committee

John Farrington and Cornelius E. (“Neil”) Smyth are the members of our Audit Committee. Although VCAT is not a listed issuer, as defined under Rule 10A-3 under the Exchange Act, our Board of Directors has determined that each member of the Audit Committee is “independent” as defined under the rules of the SEC and The Nasdaq Stock Market. Furthermore, the Board of Directors has determined that Mr. Farrington, the Chairman of the Audit Committee, is an “audit committee financial expert,” as defined under the rules of the SEC.

Item 10.    Executive Compensation

We are required by the SEC to disclose compensation paid by us during the last three fiscal years to (a) our Chief Executive Officer; (b) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2006; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2006 (we refer to all of these persons as the “Named Executive Officers”); provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

Summary Compensation Table

The following table shows, for the last three fiscal years, compensation information for the Named Executive Officers.

	Annual Compensation						All Other Compensation ($)(3)
Name and Principal Position[1]	Year	Salary($)(1)		Bonus($)		Other Annual Compensation ($)(2)
Greg Shay Chief Executive Officer, President and Chief Operating Officer	2006 2005 2004	$ $ $	400,000 330,769 250,000	$ $ $	66,596 48,000 50,000	— — —	$ $ $	5,441 4,550 3,742

L. Donald Speer, II Chairman of the Board	2006 2005 2004	$ $ $	500,000 500,000 500,000	$ $ $	123,192 176,003 50,000	— — —	$ $ $	78,138 77,374 112,085

Andrew B. Laub Executive Vice President, Finance	2006 2005 2004	$ $ $	225,000 225,000 225,000	$ $	7,500 3,000 —	— — —	$ $ $	2,229 2,229 2,229

Kevin McIntosh Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	$ $ $	205,000 180,000 180,000	$ $	33,298 26,501 —	— — —	$ $ $	3,642 2,998 2,513

Javier Saenz Senior Vice President, Information Solutions	2006 2005 2004	$ $ $	200,000 200,000 175,000	$ $	25,000 — 75,000	— — —	$ $ $	2,374 1,998 2,784

(1)	Portions of the salaries for Messrs. Shay, Speer, Laub, McIntosh and Saenz were deferred under our 401(k) Plan.

(2)	The amounts disclosed in this column include:

(a)	Greg Shay—Perquisites provided to Mr. Shay in fiscal 2006, 2005 and 2004 did not meet the disclosure threshold established by the SEC.

(b)	L. Donald Speer, II—Perquisites provided to Mr. Speer in fiscal 2006, 2005 and 2004 did not meet the disclosure threshold established by the SEC.

(c)	Andrew B. Laub—Perquisites provided to Mr. Laub in fiscal 2006, 2005 and 2004 did not meet the disclosure threshold established by the SEC.

(d)	Kevin McIntosh—Perquisites provided to Mr. McIntosh in fiscal 2006, 2005 and 2004 did not meet the disclosure threshold established by the SEC.

(e)	Javier Saenz—Perquisites provided to Mr. Saenz in fiscal 2006, 2005 and 2004 did not meet the disclosure threshold established by the SEC.

(3)	The fiscal 2006 amounts disclosed in this column reflect 2006 premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $71,682; (b) term life insurance on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $1,242, $2,322, $1,104, $298 and $336, respectively; (c) contributors to defined contribution plans on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $3,846, $3,605, $1,125, $2,953 and $1,774, respectively: and (d) supplemental health plan premiums on behalf of Messrs. Shay, Speer, Laub, McIntosh, and Saenz in the amounts of $353, $529, $0,

(Footnote continued on the next page.)

(Footnote continued from the preceding page.)

$391, and $264 respectively. The fiscal 2005 amounts disclosed in this column reflect 2005 premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $71,682; (b) term life insurance on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $1,242, $2,322, $1,104, $298 and $336, respectively; and (c) contributors to defined contribution plans on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $3,308, $3,370, $1,125, $2,700, and $1,662, respectively. The fiscal 2004 amounts disclosed in this column reflect 2004 premiums for (a) universal life insurance on behalf of Mr. Speer in the amount of $107,523; (b) term life insurance on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $1,242, $1,422, $1,104, $298 and $288, respectively; and (c) contributors to defined contribution plans on behalf of Messrs. Shay, Speer, Laub, McIntosh and Saenz in the amounts of $2,500, $3,140, $1,125, $2,215 and $2,496, respectively.

Stock Options

No stock options were granted to the Named Executive Officers during fiscal 2006.

The following table includes the number of shares of our Common Stock acquired by the Named Executive Officers upon the exercise of stock options and the aggregate dollar value realized upon such exercise during fiscal 2006. Also reported are the number of shares of our Common Stock covered by both exercisable and unexercisable stock options and the value of such options that are “in-the-money” as of June 30, 2006 for the Named Executive Officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Greg Shay	—	—	150,000	50,000	$293,250	$97,750
L. Donald Speer, II	—	—	2,300,000	100,000	$599,740	$192,500
Andrew B. Laub	—	—	525,000	25,000	$155,495	$48,125
Kevin McIntosh	—	—	602,500	37,500	$222,123	$72,188
Javier Saenz	—	—	81,250	18,750	$140,875	$39,000

(1)	Excludes the value of all unexercised options that have an exercise price greater than or equal to $2.33, the closing price of our Common Stock on June 30, 2006 (the last stock trading day of fiscal 2006).

Employment Agreement with Named Executive Officers

On January 16, 2003, we entered into a letter agreement with Greg Shay regarding his employment with us. Pursuant to the terms of the letter agreement, we hired Mr. Shay as our President and Chief Operating Officer, effective January 17, 2003. In December 2004, Mr. Shay was appointed by the board of directors to be Chief Executive Officer of the Company, while retaining his title as President and Chief Operating Officer. The employment letter provides that Mr. Shay will receive an annual base salary of $250,000, one-time bonus of $50,000 paid in October 2003 and reimbursement for rent and utilities expenses that Mr. Shay incurs for housing in San Diego, California. On December 3, 2004, pursuant to the recommendation of the Compensation Committee of the Board, the Board increased Mr. Shay’s annual base salary to $400,000. Under the letter agreement, Mr. Shay is also entitled to participate in our standard employee benefit plans and programs, including our 401(k) plan, paid holidays, vacations, group insurance and sick days, to the same extent generally available to other employees. In addition, Mr. Shay is eligible for consideration of equity based and discretionary bonus awards. Mr. Shay’s employment is “at will” and may be terminated any time for any reason with or without notice. During employment with us, and for one year after termination of employment, Mr. Shay has agreed not to solicit our customers or employees on behalf of himself or any other person or entity other than the Company.

Change of Control Arrangements

Certain of our stock option plans, and certain of the individual stock option agreements entered into thereunder, contain change in control provisions which, under certain circumstances, trigger the acceleration of vesting of options granted thereunder.

Pursuant to our Articles of Incorporation, no person may become an officer, director or the beneficial owner of such number of any class or series of our issued and outstanding capital stock such that he or she shall hold, directly or indirectly, one of the ten greatest financial interests in us (an “Interested Person”) unless such Interested Person agrees in writing to (a) provide the National Indian Gaming Commission ( the “NIGC”) or other gaming authority having jurisdiction over our operations (“Gaming Authority”) with information regarding such Interested Person, including information regarding other gaming-related activities of such Interested Person and financial statements, in such form, and with such updates, as may be required by the NIGC or other Gaming Authority; (b) respond to written or oral questions that may be propounded by the NIGC or any Gaming Authority; and (c) consent to the performance of any background investigation that may be required by the NIGC or any Gaming Authority, including an investigation of any criminal record of such Interested Person.

In the event that an Interested Person (a) fails to provide information requested by the NIGC or any Gaming Authority, (b) gives the NIGC or any Gaming Authority cause either to deny approval of or to seek to void a management contract to which we are a party, or (c) takes action that will affect the voiding of any such management contract, such Interested Person shall be required to divest all shares of our Common Stock owned by such shareholder within a 90-day period. If the Interested Person is unable to sell such stock within this period, the Interested Person shall notify us in writing, and we will repurchase such stock at a purchase price equal to the lower of such stock’s book value or cost.

Compensation of Directors

Directors who also are our employees are not paid any fees or remuneration, as such, for their service on the Board of Directors or on any Board committee.

Cash Compensation.    During fiscal 2006, each of our non-employee directors received for their services as directors $2,500 per meeting attended in person or by telephone plus travel expenses incurred in connection with attendance at each Board of Directors’ meeting. Non-employee directors who are members of the Audit Committee and the Compensation Committee received for their services as members of such committees $2,500 per committee meeting attended in person or by telephone during the fiscal year or $1,250 per meeting if the meetings held were less than one hour in duration. In addition, during fiscal 2005, each non employee director received $5,000 for 40 hours of service on a Special Committee of the Board of Directors (the “Special Committee”) and $100 per hour of service on the Special Committee beyond the initial 40 hours of service performed. During fiscal 2006, Mr. Smyth received payments of $2,950 and Mr. Farrington received payments of $2,350 for hourly service in excess of the 40 hours on the Special Committee.

Non-employee Directors’ Plan.    Each non-employee director also is eligible to receive stock options under our 1996 Non-employee Directors Stock Option Plan, as amended (the “1996 Plan”), a non-discretionary, formula stock option plan pursuant to which 300,000 shares of our common stock have been authorized for issuance. Each non-employee director who first becomes a member of the Board of Directors will be granted an option to purchase 10,000 shares of our common stock automatically on the date of his or her election or appointment to the Board of Directors. Each non-employee director also is granted an option to purchase 5,000 shares of our common stock automatically on the date of each of our Annual Meetings of Shareholders at which such non-employee director is re-elected to the Board of Directors. The exercise price for all options granted under the 1996 Plan is based on the fair market value of our common stock on the date of grant. Each option granted under the 1996 Plan becomes exercisable six months following the date of grant. Our non-employee directors, Messrs. Smyth and Farrington, did not receive any stock options granted under the 1996 Plan in fiscal 2006.

The 1995 Plan.    Each non-employee director also is eligible to receive awards under our 1995 Stock Option Plan, as amended (the “1995 Plan”), a discretionary stock option plan administered by the Compensation Committee, except in the case of grants to non-employee directors in which case the 1995 Plan is administered by the Board of Directors. In fiscal 2006, no options were granted to our non-employee directors under the 1995 Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This table sets forth certain information about the beneficial ownership of our Common Stock as of August 31, 2006 by:

•	each person known to us to own beneficially more than 5% of the voting power of our outstanding Common Stock;

•	each of our current directors;

•	our chief executive officer and the other officers named in the Summary Compensation Table set forth under Item 10 of this Annual Report on Form 10-KSB (we refer to these officers as the “Named Executive Officers”); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC based upon voting or investment power over the securities. Shares and share percentages beneficially owned are based upon the number of shares of Common Stock outstanding on August 31, 2006, together with options, warrants or other convertible securities that are exercisable for such respective securities within 60 days of August 31, 2006 for each shareholder. Under the rules of the SEC, beneficial ownership includes shares over which the named shareholder exercises voting and/or investment power. Shares of Common Stock subject to options, warrants or other convertible securities that are currently exercisable or will become exercisable within 60 days of August 31, 2006 are deemed outstanding for computing the respective percentage ownership of the person holding the option, warrant or other convertible security, but are not deemed outstanding for purposes of computing the respective percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned. The inclusion of shares in the table does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of the shares. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the SEC, or based upon our actual knowledge.

Name	Amount and Nature of Beneficial Ownership	Right to Acquire (3)	Percent of Class (1) (2)
Principal Shareholders:
L. Donald Speer, II (4)(5)	1,024,180	2,300,000	34.9%
Jo Ann Speer P.O. Box 7239 Rancho Santa Fe, California 92067	589,180	—	8.2%
Kevin McIntosh (4)	3,000	602,500	7.7%
Karol M. Schoen 1932 Wildcat Canyon Road Lakeside, California 92040	477,216	—	6.6%
Andrew Laub(4)	1,500	475,000	6.2%
Directors:
L. Donald Speer, II (4)(5)	1,024,180	2,300,000	34.9%
Greg Shay (4)	30,000	150,000	2.4%
Jana McKeag (4)	—	135,000	1.8%
Cornelius E. (“Neil”) Smyth (4)	75,000	46,250	1.7%
John Farrington (4)	—	20,000	*
Named Executive Officers Who are Not Directors:
Kevin McIntosh (4)	3,000	602,500	7.7%
Andrew Laub (4)	1,500	475,000	6.2%
Javier Saenz (4)	—	81,250	1.1%
All directors and executive officers as a group (9 persons)	1,133,680	3,810,000	44.8%

*	Less than one percent

(1)	Subject to applicable community property and similar statutes.

(2)	Includes shares beneficially owned, whether directly or indirectly, individually or together with associates.

(3)	Shares that can be acquired through stock options or warrant exercises through October 30, 2006.

(4)	The mailing address of such shareholder is in care of Venture Catalyst Incorporated, 591 Camino de la Reina, Suite 418, San Diego, California 92108.

(5)	Includes 1,024,180 shares of common stock held by Speer Casino Marketing, Inc. Speer Casino Marketing, Inc. is wholly-owned by L. Donald Speer, II, our Chairman of the Board.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-KSB, under the caption “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities—Equity Compensation Plan Information” and that information is incorporated herein by reference.

Voting Agreements

Concurrently with entering into the Merger Agreement, IGT entered into voting agreements with L. Donald Speer, II, Chairman of the Board and a director of the Corporation, Greg Shay, President, Chief Executive Officer and Chief Operating Officer and a director of the Corporation, and Kevin McIntosh, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Corporation. These voting agreements provide that such officers will vote all of their shares, which represented approximately 15% of VCAT’s outstanding shares of common stock as of August 25, 2006, in favor of the Merger and against any inconsistent proposals or transactions. The voting agreements terminate on the earlier of (a) February 21, 2007, or such later date, if any, to which VCAT and IGT extend the outside date specified in the Merger Agreement and (b) the termination of the Merger Agreement by VCAT under certain circumstances.

Item 12.    Certain Relationships and Related Transactions

Kelly Jacobs Speer, the wife of our Chairman of the Board, has been employed by us since July 1996 and currently serves as our Vice President, Marketing and Public Relations. Ms. Speer’s annual salary in fiscal 2005 and 2006 was $105,000 and $135,000, respectively. Her annual salary as of July 1, 2006 was $150,000.

On July 19, 2004, we entered into an agreement (the “Restructuring Agreement”) with Jonathan Ungar and Alan Henry Woods (the “Noteholders”) to restructure our outstanding debt to the Noteholders. Mr. Ungar owns approximately 4.9% of our common stock. Under the terms of the Restructuring Agreement, the parties agreed to reduce our aggregate outstanding debt to the Noteholders from $11,969,463 to $4,300,000. Under the Restructuring Agreement, the Noteholders exchanged all the outstanding notes previously issued to them pursuant to a Stock Purchase and Settlement and Release Agreement dated September 27, 1996, which was cancelled pursuant to the Restructuring Agreement, for new notes in the aggregate principal amount of $4,200,000 and additional obligations of $100,000. The principal due under the new notes was paid in two installments, one in July 2004 and one in September 2004. As of June 30, 2006, no further payments are due under the notes. The new notes did not bear interest.

On August 28, 2006, VCAT announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with IGT, a wholly-owned subsidiary of International Game Technology, and Mariposa Acquisition Corp, a wholly-owned subsidiary of IGT (“Merger Sub”). For a more detailed discussion of the Merger Agreement, please see Part I, Item I. “Description of Business—Agreement to Acquire VCAT by International Game Technology.”

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest at the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, VCAT and the LLC entered into a Consulting Services Agreement. The Consulting Services Agreement provides that the LLC will provide consulting services to VCAT for an initial term of three years commencing on the closing date of the Asset Purchase. The LLC is to receive consulting fees of $2 million, in three pre-paid installments, for all consulting services and deliverables to be provided during the three year term.

This above-referenced transaction, which has been approved by the Board of Directors of each company, is subject to approval by VCAT shareholders, applicable regulatory approvals and other customary closing conditions. VCAT was advised by Duff & Phelps, LLC, which rendered a fairness opinion to the VCAT board of directors.

On August 25, 2006, the Compensation Committee of our Board of Directors approved the payment of cash bonuses to three executive officers of VCAT in connection with the Merger. The Compensation Committee provided for bonuses of $225,000, $100,000 and $100,000 to be paid to Greg Shay, President, Chief Executive Officer and Chief Operating Officer, Kevin McIntosh, Senior Vice President, Chief Financial Officer Treasurer and Secretary, and Javier Saenz, Senior Vice President, Information Systems, respectively. Payment of such bonuses will be made by VCAT and is contingent upon (a) consummation of the Merger and (b) in the case of Mr. Saenz, remaining employed by IGT for a period of twelve months following the date of the Merger Agreement, and, in the case of Messrs. Shay and McIntosh, remaining employed by IGT and/or a new consulting entity controlled by certain members of VCAT’s current management team for a period of twelve months following the date of the Merger Agreement.

Item 13.    Exhibits

(a)(1) Financial Statements

(The above-referenced financial statement information, including the Report of Independent Registered Public Accounting Firm, has been incorporated by reference into Item 7. Financial Statements of this Annual Report on Form 10-KSB).

(a)(2) Exhibits

The Exhibits listed below are filed with the U.S. Securities and Exchange Commission (the “Commission”) as part of this Annual Report on Form 10-KSB. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of August 25, 2006, by and among IGT, Mariposa Acquisition Corp. and Venture Catalyst Incorporated, previously filed as Exhibit 2.1 to VCAT’s Current Report on Form 8-K dated August 25, 2006 filed with the Commission on August 28, 2006 (File No. 0-11532), which is incorporated herein by reference

2.2	Asset Purchase Agreement dated August 25, 2006 by and between VCAT, LLC and Venture Catalyst Incorporated

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

9.1	Voting Agreement by and between L. Donald Speer, II and IGT, a Nevada corporation, dated August 25, 2006.

9.2	Voting Agreement by and between Greg Shay and IGT, a Nevada corporation, dated August 25, 2006.

9.3	Voting Agreement by and between Kevin McIntosh and IGT, a Nevada corporation, dated August 25, 2006.

Exhibit No.	Description

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

10.3

Venture Catalyst Incorporated Annual Incentive Program Plan, as amended, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated June 28, 2006 (File No. 0-11532), filed with the Commission on June 29, 2006, which is incorporated herein by reference.

10.4

Employment Letter dated January 16, 2003 from VCAT to Greg Shay, previously filed with the Commission as Exhibit 10.11 to VCAT’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the Commission on September 25, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.5

Employment Letter dated October 12, 2005 from VCAT to Ed Fasulo, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated December 5, 2005 (File No. 0-11532), which is incorporated herein by reference.

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

10.13

Modification No. 1 to Amended and Restated Consulting Agreement dated as of February 17, 1998, by and between VCAT and the Barona Group of Capitan Grande Band of Mission Indians, previously filed as Exhibit 10.4 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998, filed with the Commission on May 15, 1998 (File No. 0-11532), which is incorporated herein by reference.

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

10.26

Business Advisory Agreement Modification dated August 7, 2006 by and between the Buena Vista Rancheria of Me-Wuk Indians and Venture Catalyst Incorporated, previously filed as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated August 7, 2006 filed with the Commission on August 11, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.27

Second Amendment to Office Lease, dated December 6, 2004 between The Hearn Company, as agent for THC Valley Corporate Center LLC, and Venture Catalyst Incorporated, previously filed as Exhibit 10.2 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period ended December 31, 2004, filed with the Commission on February 14, 2005 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.28

Third Amendment to Office Lease dated September 28, 2005 between The Hearn Company, as agent for THC Valley Corporate Center LLC and Venture Catalyst Incorporated, previously filed as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period ended September 30, 2006, filed with the Commission on November 10, 2005 (File No. 0-11532), which is incorporated herein by reference.

10.29	Modification No. 3 to Amended and Restated Consulting Agreement dated August 10, 2006 between the Barona Band of Mission Indians and Venture Catalyst Incorporated.

10.30	Barona Consent Agreement dated August 10, 2006 by and among the Barona Band of Mission Indians, Venture Catalyst Incorporated and International Game Technology.

10.31	Consulting Services Agreement dated August 25, 2006 by and between Venture Catalyst Incorporated and VCAT, LLC.

10.32

Settlement Agreement and Mutual General Release Agreement between Jeff Cohn and TRMP, LLC, Defendants Mindset LLC, and Cohn Technologies, Inc., and related third parties, Kimberly Cohn, Garden Light LLP and United States Liability Insurance Group, previously filed with the Commission as Exhibit 10.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005, filed with the Commission on February 13, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.33

Exclusivity Agreement between International Game Technology previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated June 15, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.34

First Amendment to Exclusivity Agreement between International Game Technology, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated June 15, 2006, filed with the Commission on July 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.35

Second Amendment to Exclusivity Agreement between International Game Technology, previously filed with the Commission as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated June 15, 2006, filed with the Commission on August 14, 2006 (File No. 0-11532), which is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

The aggregate fees billed for professional services provided to us by Grant Thornton LLP, our independent registered public accounting firm, in fiscal years 2006 and 2005 are set forth below.

	Fiscal Year ending June 30,
	2006	2005
Audit Fees	$170,331	$149,283
Tax Fees	38,707	46,236
All Other Fees	42,669	1,782

Audit Fees.    This category includes the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees.    This category consists of professional services rendered by Grant Thornton LLP for tax services, including tax compliance, tax advice and tax planning.

All Other Fees.    This category consists of professional services rendered by Grant Thornton LLP in fiscal 2006 in connection with the proposed strategic transaction. In 2005, this category consists of professional services rendered by Grant Thornton LLP in connection with attendance at the Company’s annual shareholder meeting.

The Audit Committee has established a practice that requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent auditor, Grant Thornton LLP, in advance of such services being provided to us.

In fiscal 2006, audit-related fees of $170,331, or 100% of such fees and tax fees of approximately $38,707, or 100% of such fees were pre-approved by the Audit Committee. In fiscal 2005, audit-related fees of $149,283, or 100% of such fees and tax fees of approximately $46,236, or 100% of such fees were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah corporation

By:	/S/ GREG SHAY
Greg Shay Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

Date: September 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREG SHAY Greg Shay	Chief Executive Officer, President, Chief Operating Officer and a Director (Principal Executive Officer)	September 27, 2006

/S/ KEVIN MCINTOSH Kevin McIntosh	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 27, 2006

/S/ L. DONALD SPEER, II L. Donald Speer, II	Chairman of the Board and a Director	September 27, 2006

/S/ JANA MCKEAG Jana McKeag	Vice President, Governmental Relations and a Director	September 27, 2006

/S/ JOHN FARRINGTON John Farrington	Director	September 27, 2006

/S/ NEIL E. SMYTH Cornelius E. (“Neil”) Smyth	Director	September 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Venture Catalyst Incorporated

We have audited the accompanying balance sheet of Venture Catalyst Incorporated as of June 30, 2006 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Catalyst Incorporated as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine, California

September 5, 2006

VENTURE CATALYST INCORPORATED

BALANCE SHEET

June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$4,352,145
Accounts receivable	1,035,926
Accounts receivable—Barona Tribe	624,310
Prepaid expenses and other current assets	164,281
Deferred tax asset net, current	37,000

Total current assets	6,213,662

Non-Current Assets:
Deferred tax asset net, non-current	455,000
Property, plant and equipment, net	339,303
Deposits and other assets	12,576

Total non-current assets	806,879

Total assets	$7,020,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$1,538,034
Accrued wages	641,952
Accounts payable and accrued expenses	527,903
Deferred revenue	349,899
Income tax payable	16,314

Total current liabilities	3,074,102

Commitments and Contingencies	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,221,598 shares issued	7,222
Additional paid-in-capital	19,622,384
Accumulated deficit	(15,683,167)

Total shareholders’ equity	3,946,439

Total liabilities and shareholders’ equity	$7,020,541

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

Years Ended June 30,

	2006	2005
Revenues:
Consulting services	$7,856,941	$7,160,815
Software products and related services	1,004,018	1,697,021

Total revenues	8,860,959	8,857,836
Cost of revenues:
Consulting services	3,180,047	2,798,038
Software products and related services	1,227,445	1,482,978

Total cost of revenues	4,407,492	4,281,016

Gross profit	4,453,467	4,576,820

Operating expenses:
General and administrative	3,971,736	3,475,516
Sales and marketing	893,642	638,689
Research and development	256,624	73,639

Total operating expenses	5,122,002	4,187,844

Operating (loss) profit	(668,535)	388,976

Other income:
Interest income	153,905	66,334
Litigation settlement	347,000	—
Other gains	469	14,486

Other income	501,374	80,820

(Loss) income before income tax provision	(167,161)	469,796
Income tax provision	(17,913)	(132,851)

Net (loss) income	$(185,074)	$336,945

Basic and diluted (loss) income per share:
Net (loss) income per share—basic	$(.03)	$.05

Net (loss) income per share—diluted	$(.03)	$.05

Weighted average common shares outstanding:
Basic	7,213,708	7,206,598

Diluted	7,213,708	7,320,301

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

Years Ended June 30, 2006 and 2005

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at June 30, 2004	7,206,598	$7,207	$11,947,236	$(15,835,038)	$(3,880,595)

Debt Restructuring	—	—	7,669,463	—	7,669,463
Net income	—	—	—	336,945	336,945

Balance at June 30, 2005	7,206,598	$7,207	$19,616,699	$(15,498,093)	$4,125,813

Exercise of stock options	15,000	15	5,685	—	5,700
Net loss	—	—	—	(185,074)	(185,074)

Balance at June 30, 2006	7,221,598	$7,222	$19,622,384	$(15,683,167)	$3,946,439

The accompanying notes are an integral part of this statement.

VENTURE CATALYST INCORPORATED

STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows provided by operating activities:
Net (loss) income	$(185,074)	$336,945
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	131,223	105,228
Deferred income taxes	(32,000)	80,000
Net loss on disposal of assets	—	3,513
Changes in assets and liabilities:
Accounts receivable	(59,246)	(949,928)
Prepaid expenses and other current assets	58,974	(2,400)
Accounts receivable—Barona Tribe	(26,885)	(22,425)
Income tax receivable	8,522	(8,522)
Deposits and other assets	(2,336)	(1,919)
Work-in-process, uncompleted software contracts	(407,798)	61,411
Billings in excess of costs, software contracts	1,365,460	58,990
Accounts payable and accrued expenses	(284,880)	655,283
Estimated loss, software contracts, net	—	(148,000)
Deferred revenue, support contracts	94,940	217,459

Net cash provided by operating activities	660,900	385,635

Cash flows used in investing activities:
Purchase of furniture and equipment	(197,125)	(228,109)
Increase (decrease) in restricted cash	43,360	(43,360)

Net cash used in investing activities	(153,765)	(271,469)

Cash flows provided by (used in) financing activities:
Proceeds from stock option exercise	5,700	—
Payment on notes related to debt restructure	—	(4,300,000)

Net cash provided by (used in) financing activities	5,700	(4,300,000)

Net increase (decrease) in cash and cash equivalents	512,835	(4,185,834)
Cash and cash equivalents at beginning of fiscal year	3,839,310	8,025,144

Cash and cash equivalents at end of fiscal year	$4,352,145	$3,839,310

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Income taxes	$28,200	$52,800

Interest expense	$—	$—

Supplemental schedule of non-cash financing activity:
Increase to shareholders equity and debt reduction resulting from debt restructure (See Note. 12)	$—	$7,669,463

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Note 1.	The Company

Venture Catalyst Incorporated is a provider of consulting services and technology in the gaming and hospitality industry. The terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services to clients in the gaming and hospitality industry. At June 30, 2006, we had two clients in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) and the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), both of which are federally recognized, sovereign Native American tribes. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. We provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. We provided services to the Buena Vista Tribe since February 2005. Effective July 31, 2006, we no longer provide services to the Buena Vista Tribe (see Note 18. “Subsequent Events”).

Our software division is dedicated to the ongoing operations, sales and product development of Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system.

Agreement to Acquire VCAT by International Game Technology

On August 28, 2006, VCAT announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with IGT, a wholly-owned subsidiary of International Game Technology, and Mariposa Acquisition Corp, a wholly-owned subsidiary of IGT (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into VCAT (the “Merger”), with VCAT continuing as the surviving corporation and a wholly-owned subsidiary of IGT. See Note 18. “Subsequent Events”.

Note 2.	Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

B.	Revenue Recognition

Consulting Services.    In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SEC SAB No. 104. Revenue Recognition, revenue for consulting services is recognized when the services are rendered, provided all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe.

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

Mariposa is a complex fully-integrated software system that, in order to meet the customer’s functionality, must work in conjunction with the customer’s player tracking system and a number of other customer data systems. As a result of the difficulty in making dependable estimates, the inherent risks associated with new technologies and customer acceptance rights, we are using the completed contract method of accounting and will recognize revenue and cost of revenues for each software contract at the time of completion of all elements of our software contracts. Provisions for contract adjustments and losses are recorded in the period such items are identified. See Note 7. “Uncompleted Software Contracts.”

Support services are provided pursuant to a separate contractual arrangement, or for one software client, pursuant to an annual term license agreement. Fees for support services are recognized ratably over the term of the support period. Deferred revenues are recorded when billings for support services exceed revenues recognized to date.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business Intelligence Services.    During fiscal 2006, we expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services, marketed, and referred to as, “business intelligence services”. Business intelligence services revenues are recognized as earned as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

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

Employee stock options are accounted for using the intrinsic value method under APB No. 25 and related interpretations. We follow Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” an amendment of SFAS 123 “Accounting for Stock Based Compensation.” SFAS 148 requires pro forma disclosure of net income or loss per share as if the fair value method of accounting for stock-based compensation has been applied for both employee and non-employee stock option grants. It also requires disclosure of option status on a more frequent basis. The exercise price of each option equals the market price of our common stock on the date of grant; accordingly, under APB No. 25, no compensation costs for employee grants were recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates, our net income (loss) and income (loss) per share would have decreased or increased to the pro forma net income (loss) and income (loss) per share amounts indicated below:

	Fiscal year ended June 30,
	2006	2005
Net income (loss):
As reported	$(185,074)	$336,945
Add:	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(22,805)	(90,053)

Pro forma	$(207,879)	$246,892

Net income (loss) per share:
As reported—basic and diluted	$(.03)	$.05
Pro forma—basic and diluted	$(.03)	$.03

For the above calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends. The following table shows the weighted average assumptions for stock options granted for each of the respective periods:

	Fiscal year ended June 30,
	2006	2005
Risk-free interest rate	—	3.72%
Expected life (in years)	—	10
Expected volatility	—	2.26

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

D.	Concentrations of Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, cash equivalents include time deposits and all highly liquid debt and equity instruments with original maturities of three months or less. We maintain our cash in bank deposit and checking accounts that, at times, may exceed federally insured limits. To date, we have not experienced any losses in such accounts.

Cash equivalents during fiscal 2006 consisted of commercial paper and certificate of deposit (“CD”) instruments with original maturities ranging from one month to three months. Interest rates earned during fiscal 2006 on such investments ranged from 2.76% to 5.03%.

Cash equivalents at June 30, 2005 consisted of commercial paper and CD instruments. The commercial paper and CD instruments had maturities ranging from 15-days to 90-days and the auction rate preferred securities were reset every seven days in an auction process. Interest rates earned during fiscal 2005, ranged from 0.81% to 2.76%.

E.	Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are expensed over the lesser of the estimated useful lives of the assets or the lease term. Accelerated methods of depreciation and amortization are used for tax purposes.

F.	Deferred Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is provided when management estimates it is more likely that a portion of deferred tax assets will not be realized. See Note 14, “Income Taxes.”

G.	Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period. Diluted income (loss) reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted income (loss) per share for the past two fiscal years:

	June 30,
	2006	2005
Net (loss) income available to common shareholders	$(185,074)	$336,945

Weighted average shares outstanding—basic	7,213,708	7,206,598
Effect of dilutive options	—	113,703

Weighted average shares outstanding—diluted	7,213,708	7,320,301
Net income (loss) per common share—basic	$(.03)	$.05

Net income (loss) per common share—diluted	$(.03)	$.05

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options to purchase 4,910,750 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at June 30, 2006, which expire on various future dates through 2014. During fiscal 2006, options to purchase 4,910,750 shares of common stock, representing all outstanding options, were not included in the calculation of EPS because the effect would have been anti-dilutive. During fiscal 2005, options to purchase 5,066,113 shares of common stock with exercise prices greater than the average fair market value of our stock of $.36 were not included in the calculation of EPS because the effect would have been anti-dilutive.

H.	Comprehensive Income

Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of shareholders’ equity. We did not have any additional economic events to report as a component of comprehensive income during fiscal 2006 or fiscal 2005.

I.	Use of Estimates

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

J.	Fair Value of Financial Instruments

We believe that the fair value of financial instruments approximates their carrying amounts. The carrying-value of the cash and cash equivalents and accounts receivable approximate their estimated fair values.

K.	Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expense in the statements of operations.

L. Cost of Revenues—Software Products and Related Services

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, and other direct costs related to our software products and related services. We are incurring costs to perform (a) minor updates and upgrades to the existing Mariposa applications and (b) support and training services on an ongoing basis. Updates and upgrades and support and training services are provided to customers pursuant to maintenance and support contracts. These costs are expensed as incurred and are included in the cost of revenues for software products and related services.

M. Research and Development—Software Products

Costs incurred in the research and development of new software products, including major product enhancements, are expensed as incurred until technological feasibility is established. Software development costs

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

are capitalized in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. During fiscal 2005 and fiscal 2006, products and major enhancements have generally reached, or are expected to reach, technological feasibility and commercial viability at substantially the same time. Accordingly we did not, and do not expect to, capitalize any software developments costs in these periods related to current software development projects.

N.	Allowance for Doubtful Accounts

We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. We analyze our accounts receivable, customer concentrations, customer credit-worthiness and changes in our customer payment terms when evaluating allowance for doubtful accounts. At June 30, 2006 our allowance for doubtful accounts was $0.

O.	Impairment of Assets

To determine impairment, at each reporting date, we review long-lived assets to determine if there have been any events or changes in circumstances that indicate that their carrying value may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. As a result of these reviews, during fiscal 2006 and fiscal 2005, we did not record any impairment losses related to long-lived assets.

P.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. On April 14, 2005, the SEC issued new rules to allow companies to implement SFAS No. 123R effective the first interim period in the fiscal year beginning after June 15, 2005, or, in the case of small business issuers, the beginning of the fiscal year that begins after December 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We are required to adopt SFAS 123R in the first quarter of the fiscal year ending June 30, 2007. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R could have a material adverse impact on our results of operations.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

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

Under the 2004 Consulting Agreement, we are paid a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005, our monthly fee increased to $597,000, and in April 2006 our monthly fee increased to $624,000, as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, discussed below. The term of the 2004 Consulting Agreement is five years, with the Barona Tribe having the right to negotiate an additional five year extension and a right to terminate after giving nine months notice. In connection with the 2004 Consulting Agreement, the Barona Tribe and VCAT unconditionally released each other from all claims or liabilities resulting from the 1996 Consulting Agreement, including the approximate $3.7 million liability previously listed on our financial statements as “advances of future consulting fees.” The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the financing loan agreement (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of June 30, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

During fiscal 2006 and the fourth quarter of fiscal 2005 we earned consulting fees in connection with the performance of services for the Barona Tribe, pursuant to the 2004 Consulting Agreement. We did not earn any consulting fees pursuant to the formula under the 1996 Consulting Agreement during the first three quarters of fiscal 2005. However, during the first three quarters of fiscal 2005, we earned “good faith” consulting fees in connection with the performance of consulting services for the Barona Tribe. The fees were voluntarily paid to us by the Barona Tribe as a sign of their good faith in the negotiations relating to the restructuring and extension of the 1996 Consulting Agreement.

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

There were no profit-sharing payment obligations generated from the above-referenced profit sharing arrangement during fiscal 2006. During the fourth quarter of fiscal 2005, the profit sharing arrangement resulted in a $121,000 profit sharing payment obligation to the Barona Tribe which was recorded as a reduction in revenues earned from the Barona Tribe pursuant to applicable accounting guidelines.

Upon consummation of the Merger, the Barona Tribe’s profit sharing participation in Mariposa, as described above, will cease, and the Barona Tribe will assign whatever rights it may have in Mariposa to us. In return, we will make a one time lump sum payment to the Barona Tribe of $1,000,000 in cash. For a more detailed discussion of the anticipated termination of the Barona Tribe’s profit sharing participation, see Note 18. “Subsequent Events”.

For a discussion concerning governmental regulation regarding Native American gaming in general, see Note 15. “Commitments and Contingencies.”

Note 4.	Agreement with the Buena Vista Tribe

On January 31, 2005, we entered into a Business Advisory Agreement (the “Advisory Agreement”) with the Buena Vista Tribe. Under the terms of the Advisory Agreement, we provided business advisory services to the Buena Vista Tribe in connection with the establishment and operation of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

On August 7, 2006, VCAT and the Buena Vista Tribe entered into a Modification Agreement (the “Modification Agreement”) which modified the termination date of the Advisory Agreement, allowing for mutual termination of the Advisory Agreement, effective August 7, 2006. Pursuant to the Modification Agreement: (a) the Buena Vista Tribe’s obligation to pay consulting fees as specified under the Advisory Agreement to us for services rendered ceased on July 31, 2006; (b) the Buena Vista Tribe will remain obligated to compensate us for services rendered to it under the Advisory Agreement on and prior to July 31, 2006; and (c) on and after August 7, 2006, we will have no continuing obligations to offer to the Buena Vista Tribe a perpetual license to use Mariposa software. Under the Advisory Agreement, the Buena Vista Tribe paid us a monthly flat fee of $50,000 per month from February 2005 until July 31, 2006. (See Note 18. “Subsequent Events”)

Note 5.	Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from Mariposa contracts and, from February 2005 to July 2006, we generated revenues from advisory fees earned from the Buena Vista Tribe, we expect the majority of our revenues to be earned from the Barona Tribe for the foreseeable future. During fiscal 2006 and fiscal 2005, revenues from the Barona Tribe were $7,250,000 and $6,846,000, respectively, representing 82% and 77% of our total revenues, respectively.

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

The following table is a summary of billings and costs for our uncompleted software contracts as of:

June 30, 2006
Number of uncompleted software contracts	6
Gross contracts amount	$4,760,000
Uncompleted software contracts with billings in excess of costs:
Billings	1,948,000
Costs incurred	409,966

Billings in excess of costs, uncompleted software contracts	$1,538,034

Note 8.	Other Income—Litigation Settlement

We filed a lawsuit in January 2005 against multiple parties (the “Defendants”) for breach of contract, trade secret misappropriation, unfair business practices, copyright infringement and other related claims, each relating

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

to Mariposa. The Defendants were hired by us to provide software development, support, installation and integration services for VCAT pursuant to development and services agreements. During the course of the lawsuit, counterclaims were filed against VCAT and three of its officers.

In August 2005, we reached a comprehensive settlement of our suit against Defendants and related third parties, pursuant to which certain Defendants paid us $47,000. In December 2005, we reached a comprehensive settlement of our suit against the remaining Defendants. Pursuant to the subsequent settlement, the Defendants and related third parties (a) paid $300,000 in monetary damages to us; (b) consented to a stipulated injunction and dismissal with prejudice under which they are enjoined from participating in certain prohibited activities related to our business and products until September 1, 2007; and (c) stipulated to the dismissal of all of their claims, counterclaims and cross claims in the action that they had against VCAT and its officers. In addition, under the terms of the settlement, both parties agreed to a mutual release of actual or potential claims related to the action, and agreed upon a procedure to be in place until September 1, 2007 addressing future claims by us against the Defendants and certain related parties for patent infringement on any currently pending VCAT patent application.

Note 9.	Available-for-Sale Securities

We classify our investments in equity securities as available-for-sale securities. These securities are carried at fair value, less deemed impairment. On an ongoing basis, we review the valuation and recoverability of the investments and record a realized loss for any portion of the securities determined necessary for fair statement. These investments are primarily in small, privately held early stage companies and collectively, these investments had no carrying value at June 30, 2006.

Note 10.	Incentive Program

In fiscal 2004 we adopted an annual incentive program to provide eligible employees the opportunity to share in our success, to reward employees for achieving and exceeding quantifiable business results or to recognize an individual’s exemplary performance. The incentive program includes a Profit Sharing Plan (“the Plan”), which will award employees if certain financial goals are met. The Plan requires annual written approval by the Compensation Committee of the Board of Directors (the “Committee”) prior the start of each fiscal year that it is effective. The Plan was approved for fiscal 2006.

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

There were no Plan Awards generated for fiscal 2006, accordingly we recorded $0 in compensation expenses related to Plan Awards for fiscal 2006. We recorded $133,000 in compensation expenses related to Plan Awards for fiscal 2005. The Plan has been approved for fiscal 2007 with no change to the current terms.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 11.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2006:

Computer equipment and software	$485,740
Furniture	153,569
Equipment	13,452
Automobiles	77,651
Leasehold improvements	57,184
Construction in progress	200

Property, plant and equipment	787,796
Less accumulated depreciation and amortization	(448,493)

Property, plant and equipment, net	$339,303

Note 12.	Stock Repurchase/Long-Term Debt

A.	Stock Repurchase Obligation

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

Note 13.	Segment Reporting

We operate with two business divisions, consulting services and software, which comprise our segments. We have prepared operating segment information in accordance with SFAS No. 131 “Disclosures About

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segments of an Enterprise and Related Information” to report components that are evaluated regularly by our decision making group in deciding how to allocate assets and resources and in assessing performance.

The accounting policies of our operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) and operating profit (loss) before other income (expense) for fiscal 2006 and 2005 is as follows:

	Consulting Services	Software	Total
Fiscal year ended June 30, 2006:
Revenues	$7,856,941	$1,004,018	$8,860,959
Cost of revenues	3,180,047	1,227,445	4,407,492
Allocated operating expenses	2,318,501	2,803,501	5,122,002

Operating profit (loss)	$2,358,393	$(3,026,928)	$(668,535)

Fiscal year ended June 30, 2005:
Revenues	$7,160,815	$1,697,021	$8,857,836
Cost of revenues	2,798,038	1,482,978	4,281,016
Allocated operating expenses	2,844,282	1,343,562	4,187,844

Operating profit (loss)	$1,518,495	$(1,129,519)	$388,976

Note 14.	Income Taxes

Deferred income taxes are comprised of the following at June 30, 2006:

Deferred tax assets:
Net operating loss (“NOL”)	$2,826,886
Capital loss carryforward and impairments	1,133,387
Charitable contribution carry-forward	200,138
Accrued expenditures	162,602
Deferred revenue	135,723
Deferred compensation related to non-employee stock options	51,813
Alternative minimum tax credits	98,932
Fixed assets	45,591
State taxes	1,392
Work in progress, uncompleted software contracts	(153,385)

Total deferred tax asset	4,503,079

Less valuation reserve	(4,011,079)

Deferred tax asset, net	$492,000

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The composition of our income tax provision is as follows:

	Fiscal Year Ended June 30,
	2006	2005
Current tax:
Federal	$48,013	$43,478
State	1,900	9,373

Current tax	49,913	52,851

Deferred tax:
Federal	$350,222	$791,585
State	61,067	745,734

Deferred tax	411,289	1,537,319

Valuation allowance	(443,289)	(1,457,319)

Income tax provision from continuing operations	$17,913	$132,851

A reconciliation from the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended June 30,
	2006	2005
U.S. Federal statutory rate	(34)%	34%
Permanent differences	142%	9%
Expiration of tax benefits	153%	—
State income taxes	15%	5.9%
Debt restructure	—	300%
Change in valuation allowance	(265)%	(328)%
Change in effective state rate	—	10%
Other	—	(2.9)%

	11%	28%

We have federal and state NOL carry-forwards of approximately $6,783,000 and $8,924,000, respectively, which expire in varying dates through 2023. In addition, we have federal and state alternative minimum tax (“AMT”) credit carry-forwards of $92,000 and $11,000, respectively. The AMT credits have no expiration dates.

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

During fiscal 2006, the valuation allowance was reduced by $443,000 resulting in a net deferred tax asset of $492,000. The $32,000 increase to our net deferred tax asset was primarily the result of our revised expectations of future taxable income and more certainty surrounding revenue expectations for the foreseeable future as a result of the 2004 Consulting Agreement with the Barona Tribe and the current backlog of signed software contracts.

In fiscal 2005, our valuation allowance was reduced by $1,457,000 resulting in a net deferred tax asset of $460,000. The $80,000 decrease of our net deferred tax asset during fiscal 2005 was primarily related to the utilization of NOL’s and our revised estimates of future taxable income.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 15.	Commitments and Contingencies

A.	Lease Obligations

We have entered into operating leases for facilities and equipment that expire at various dates through fiscal 2010. The minimum future payments due under operating lease contracts at June 30, 2006 for the years ending June 30 are as follows:

2007	$218,821
2008	218,228
2009	223,064
2010	34,291

Net minimum lease payments	$694,405

Rent expense for fiscal 2006 and 2005 was $206,000 and $170,000, respectively.

B.	Litigation

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

In March 1999, the National Indian Gaming Commission (the “NIGC”) commenced a preliminary review of our relationship with the Barona Tribe, including a review of the 1996 Consulting Agreement. We submitted Modification No. 1 and Modification No. 2 to the NIGC in September 1999 and June 2004, respectively. The review is currently pending. We believe that the 2004 Consulting Agreement is not a management agreement, however, there is no assurance that the NIGC will determine that the 2004 Consulting Agreement is not a management agreement, and failure to do so could have a material adverse effect on our business and financial condition. If the NIGC concludes that the 2004 Consulting Agreement is not a management agreement, the NIGC will forward the 2004 Consulting Agreement to the Bureau of Indian Affairs (the “BIA”) for its review. If the BIA determines that its approval is required, there can be no assurance that the BIA will approve the 2004 Consulting Agreement and failure to approve such agreement may have a material adverse effect on our business and financial condition.

The California Gambling Control Commission.    As part of the tribal licensing process, applicants, like VCAT, are required to obtain a determination of suitability from the California Gambling Control Commission (“CGCC”). While an applicant can receive a tribal license and conduct gaming related business prior to the state rendering a determination, if the state determines that the applicant would not qualify for a gambling license under state law, the tribal gaming agency must immediately revoke the tribal gaming license and terminate the applicant’s contract with the tribal gaming operation. The denial of a state determination of suitability is subject to review in state court and, if reversed by the state court, the tribal gaming agency may re-issue a license to the applicant. In January 2005, the CGCC issued a finding of suitability for VCAT which was re-issued in January 2006.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Note 16.	Stock Options

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

Stock options are granted by the Compensation Committee of our Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of our common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant. As of June 30, 2006, there were 5,816,069 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1995 Plan.

In 1996, we adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”), currently under which options to purchase up to 300,000 shares of our common stock could be granted. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant. As of June 30, 2006, there were 210,000 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1996 Plan.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the 1995 Plan and the 1996 Plan (collectively the “Plans”) for the periods indicated:

	For the Year Ended June 30, 2006			For the Year Ended June 30, 2005
	Options Outstanding	Option Price Per Share	Weighted Average Price	Options Outstanding	Option Price Per Share	Weighted Average Price
Outstanding at beginning of year	5,668,250	$0.13 – $ 12.50	$2.70	5,658,250	$0.13 – $ 12.50	$2.72
Granted	—	—	—	70,000	$0.38 – $ 0.45	$0.39
Exercised	(15,000)	$ 0.38	$0.38	—	—	—
Cancelled	(742,500)	$0.38 – $ 4.13	$3.22	(60,000)	$0.13 – $ 2.41	$2.03

Outstanding at end of year	4,910,750	$0.13 – $ 12.50	$2.62	5,668,250	$0.13 – $ 12.50	$2.70

Options exercisable at year end	4,499,500	$0.13 – $ 12.50	$2.71	4,940,750	$0.13 – $ 12.50	$2.93

The following table summarizes information concerning options outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable
$0.13 – $ 1.75	1,171,000	6.66	914,750
$2.09 – $ 3.75	2,809,750	2.37	2,654,750
$4.00 – $ 4.63	890,000	3.56	890,000
$7.50 – $12.50	40,000	3.62	40,000

	4,910,750		4,499,500

Note 17.	401(k) Savings Plan

We have a 401(k) savings plan available to all employees. Individuals may contribute up to 20% of their gross salary, subject to certain limitations. We have a policy to match 25% of employee contributions up to 6% of their gross pay and contributions made by us in connection with the 401(k) plan were $46,000 during fiscal 2006 and $23,000 fiscal 2005.

Note 18.	Subsequent Events

Agreement to Acquire VCAT by International Game Technology

On August 28, 2006, VCAT announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with IGT, a wholly-owned subsidiary of International Game Technology, and Mariposa Acquisition Corp, a wholly-owned subsidiary of IGT (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into VCAT (the “Merger”), with VCAT continuing as the surviving corporation and a wholly-owned subsidiary of IGT. At the effective time and as a result of the Merger, each share of VCAT common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares) will be cancelled and extinguished and shall be converted into the right to receive $2.58 in cash, without interest (the “Merger Consideration”). IGT is not assuming any of VCAT’s stock options or agreements and, as a result and

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

pursuant to the terms of VCAT’s applicable stock option plans or agreements, all unvested options to purchase VCAT common stock will vest in full effective immediately prior to the closing of the Merger. All outstanding options to purchase VCAT common stock that are vested as of the effective time of the Merger, including those options that vest as a result of the Merger, will be terminated in consideration for a cash payment equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of such stock option and (b) the number of shares of VCAT common stock issuable upon the exercise of such option.

VCAT has made representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to carry on its business in the usual, regular and ordinary course in the same manner as previously conducted during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (b) not to engage in certain kinds of transactions during such period; (c) to cause a shareholder meeting to be held to consider approval of the Merger; (d) subject to certain exceptions, for the Board of Directors of VCAT to recommend adoption by its shareholders of the Merger Agreement; (e) not to solicit, initiate or encourage proposals relating to alternative takeover proposals; and (f) subject to certain exceptions, not to participate in negotiations or discussions concerning, or provide nonpublic information in connection with, alternative takeover proposals.

Consummation of the Merger is subject to the satisfaction or waiver (if applicable) of a number of conditions, including (a) approval by the required vote of VCAT’s shareholders; (b) subject to certain exceptions, the absence of a material adverse change with respect to VCAT during the interim period between the execution of the Merger Agreement and consummation of the Merger; (c) receipt of certain third party consents, including the consent of the Barona Tribe, which has been obtained subject to the approval of the Barona lenders, and regulatory approvals; (d) absence of any law or order prohibiting the consummation of the Merger; and (e) each of the Asset Purchase Agreement and Consulting Services Agreement (each as described below) remaining in full force and effect and the conditions to closing under these agreements satisfied. In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party, subject to a material adverse effect condition and material compliance of the other party with its covenants.

Concurrently with entering into the Merger Agreement, IGT entered into voting agreements with L. Donald Speer, II, our Chairman of the Board, Greg Shay, our Chief Executive Officer, President and Chief Operating Officer, and Kevin McIntosh, our Senior Vice President, Chief Financial Officer and Secretary. These voting agreements provide that the officers will vote their shares, which represented approximately fifteen percent (15%) of VCAT’s outstanding shares of common stock as of August 25, 2006, in favor of the Merger and against any inconsistent proposals or transactions. The voting agreements terminate on the earlier of (a) February 21, 2007, or such later date, if any, to which VCAT and IGT extend the outside date specified in the Merger Agreement and (b) the termination of the Merger Agreement by VCAT under certain circumstances.

Also, simultaneously with the execution of the Merger Agreement, Messrs. Speer, Shay and McIntosh entered into non-competition agreements with VCAT and IGT that provide that they will not compete with the server-based gaming business of VCAT or IGT for 18 months from the effective time of the Merger.

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest an the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, VCAT and the LLC entered into a Consulting Services Agreement. The Consulting Services Agreement provides that the LLC will provide consulting services to VCAT for an initial term of three years commencing on the closing date of the Asset Purchase. The LLC is to receive consulting fees of $2 million, in three pre-paid installments, for all consulting services and deliverables to be provided during the three year term.

Modification Agreement.

On August 7, 2006, VCAT and the Buena Vista Tribe entered into a Modification Agreement which modified the termination date of the Advisory Agreement, allowing for mutual termination of the Advisory Agreement, effective August 7, 2006. Pursuant to the Modification Agreement: (a) the Buena Vista Tribe’s obligation to pay consulting fees as specified under the Advisory Agreement to us for services rendered ceased on July 31, 2006; (b) the Buena Vista Tribe will remain obligated to compensate VCAT for services rendered to it under the Advisory Agreement on and prior to July 31, 2006; and (c) on and after August 7, 2006, VCAT will have no continuing obligations to offer to the Buena Vista Tribe a perpetual license to use Mariposa software.

Modification of the 2004 Consulting Agreement with the Barona Tribe

On August 10, 2006, we entered into Modification No. 3 (“Modification No. 3”) to the Amended and Restated Consulting Agreement with the Barona Tribe dated April 29, 1996 (as amended pursuant to Modification No. 1 dated February 17, 1998, and Modification No. 2, dated May 25, 2004, the “2004 Consulting Agreement”), which (a) deletes in its entirety Section 5 of the 2004 Consulting Agreement, which incorporated into the 2004 Consulting Agreement the terms of the letter from VCAT to the Barona Tribe, dated January 15, 2003, which granted to the Barona Tribe a perpetual, royalty-free non-exclusive and non-transferable license to use Mariposa and a profit-sharing arrangement with respect to Mariposa, and (b) will cause Modification No. 3 to be subordinated to any other obligations of the Barona Tribe under any agreements through which the Barona Tribe has borrowed funds for the construction of the Barona Valley Ranch.

On August 10, 2006, we also entered into the Barona Consent Agreement with the Barona Tribe and IGT (the “Barona Consent Agreement”), pursuant to which (a) we will make a payment of $1,000,000 in cash to the Barona Tribe, (b) the Barona Tribe will assign to us any and all rights it may have in and to Mariposa, (c) any existing licenses of Mariposa to the Barona Tribe will terminate, (d) we will grant to the Barona Tribe a royalty-free, non-exclusive (with certain exceptions discussed below), non-transferable (without right to sublicense), perpetual license to use Mariposa at the Barona Valley Ranch as Mariposa exists in the Barona Tribe’s possession on the effective date of the Merger, (e) we and IGT will provide support, maintenance, updates, upgrades, repair and other services with respect to Mariposa for so long as we or IGT provide such services to any customer and (f) the Barona Tribe will continue to make available its gaming operation to us and IGT as a testing and marketing platform for Mariposa and other IGT system products. The license to use Mariposa granted to the Barona Tribe under the Barona Consent Agreement will be non-exclusive, except that it will be exclusive

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

to the Barona Tribe in all of San Diego County, California and the area within 65 miles of the Barona Valley Ranch. Notwithstanding this exclusivity, neither we nor IGT will be prohibited from incorporating or integrating Mariposa, or any of its components, into or with other VCAT or IGT products or distributing or licensing such products in any geographic area. Under the Barona Consent Agreement, the Barona Tribe has also consented to the assignment of the 2004 Consulting Agreement, together with Modification No. 3, by us to any of IGT, its affiliates or an entity owned and controlled by L. Donald Speer, II.

All of the rights and obligations of the parties to each of Modification No. 3 and the Barona Consent Agreement are contingent upon, and will be effective simultaneously with, (a) the consummation of the Merger; (b) the effectiveness of VCAT’s assignment of the 2004 Consulting Agreement together with Modification No. 3 to the LLC; and (c) the consent of the Barona Tribe’s lenders to Modification No. 3 and the Barona Consent Agreement.

Bonus Payments in Connection with the Merger

On August 25, 2006, the Compensation Committee of our Board of Directors approved the payment of cash bonuses to three executive officers of VCAT in connection with the Merger. The Compensation Committee provided for bonuses of $225,000, $100,000 and $100,000 to be paid to Greg Shay, President, Chief Executive Officer and Chief Operating Officer, Kevin McIntosh, Senior Vice President, Chief Financial Officer Treasurer and Secretary, and Javier Saenz, Senior Vice President, Information Systems, respectively. Payment of such bonuses will be made by VCAT and is contingent upon (a) consummation of the Merger and (b) in the case of Mr. Saenz, remaining employed by IGT for a period of twelve months following the date of the Merger Agreement, and, in the case of Messrs. Shay and McIntosh, remaining employed by IGT and/or a new consulting entity controlled by certain members of VCAT’s current management team for a period of twelve months following the date of the Merger Agreement.