Form 10QSB
period 2006-09-30
VENTURE CATALYST INC
filed 2006-11-09
CIK 318291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of October 31, 2006, 7,221,598 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No   ☒

VENTURE CATALYST INCORPORATED

FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements reflecting our current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy, financial goals and our expectations with respect to the completion of our merger with IGT and the divestiture of the gaming consulting services division. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that we will be able to implement our strategy, that our financial goals will be realized or that the merger and the divestiture of the gaming consulting services division will be consummated. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of us. The failure to obtain required regulatory or shareholder approval for the merger, the merger not closing for any other reason, including the occurrence of a material adverse event, and the other factors discussed under the caption “Factors That May Affect Future Results” in Part I, Item 2 - Management’s Discussion and Analysis or Plan of Operation, herein, among others, are the many factors that would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Forward-looking statements in this Form 10-QSB express expectations only as of the date they are made. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VENTURE CATALYST INCORPORATED

BALANCE SHEETS

	September 30, 2006 (Unaudited)	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,613,814	$4,352,145
Accounts receivable, net	1,182,597	1,035,926
Accounts receivable-Barona Tribe	624,310	624,310
Prepaid expenses and other current assets	292,694	164,281
Deferred tax asset, current	171,000	37,000

Total current assets	6,884,415	6,213,662

Non-Current Assets:
Deferred tax asset, non-current	463,000	455,000
Property, plant and equipment, net	405,583	339,303
Deposits and other assets	12,238	12,576

Total non-current assets	880,821	806,879

Total assets	$7,765,236	$7,020,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Billings in excess of costs, uncompleted software contracts	$2,518,409	$1,538,034
Accounts payable and accrued expenses	590,671	506,128
Accrued wages	410,404	641,952
Deferred revenue, net	336,403	349,899
Sales taxes payable	32,531	21,775
Income taxes payable, net	16,314	16,314

Total current liabilities	3,904,732	3,074,102

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $.001 par value, 100,000,000 shares authorized and 7,221,598 shares issued at September 30, 2006 and June 30, 2006	7,222	7,222
Additional paid-in-capital	19,626,668	19,622,384
Accumulated deficit	(15,773,386)	(15,683,167)

Total shareholders’ equity	3,860,504	3,946,439

Total liabilities and shareholders’ equity	$7,765,236	$7,020,541

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2006	2005
Revenues:
Consulting services	$1,922,930	$1,946,461
Software products and related services	150,169	124,570

Total revenues	2,073,099	2,071,031
Cost of revenues:
Consulting services	709,302	714,540
Software products and related services	299,405	278,305

Total cost of revenues	1,008,707	992,845

Gross profit	1,064,392	1,078,186

Operating expenses:
General and administrative	1,062,819	1,019,315
Sales and marketing	217,772	274,832
Research and development	66,447	62,436

Total operating expenses	1,347,038	1,356,583

Operating loss	(282,646)	(278,397)

Other income:
Interest income	50,999	32,052
Litigation settlement	—	47,000
Other losses	(572)	—

Other income, net	50,427	79,052

Net loss before income tax benefit	(232,219)	(199,345)
Income tax benefit	142,000	114,000

Net loss	$(90,219)	$(85,345)

Basic and diluted loss per share:
Net loss per share - basic	$(.01)	$(.01)

Net loss per share - diluted	$(.01)	$(.01)

Weighted average common shares outstanding:
Basic	7,221,598	7,206,598

Diluted	7,221,598	7,206,598

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended September 30,
	2006	2005
Increase in cash:
Cash flows provided by operating activities:
Net loss for the period	$(90,219)	$(85,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,153	30,262
Amortization of stock based compensation	4,284	—
Increase in deferred tax assets	(142,000)	(114,000)
Loss on disposal of asset	572	—
Changes in operating assets and liabilities	555,885	701,363

Net cash provided by operating activities	367,675	532,280

Cash flows used in investing activities:
Purchase of furniture and equipment	(106,006)	(54,505)

Net cash used in investing activities	(106,006)	(54,505)

Cash flows provided by (used in) financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase in cash	261,669	477,775
Cash at beginning of period	4,352,145	3,839,310

Cash at end of period	$4,613,814	$4,317,085

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$14,800	$12,000

The accompanying notes are an integral part of these statements.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

In the opinion of management, these financial statements reflect all normal, recurring adjustments and disclosures which are necessary for a fair presentation. The interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, referred to as “fiscal 2006”. Amounts related to disclosure of June 30, 2006 balances within these interim statements were derived from the aforementioned Form 10-KSB. Certain items in the financial statements for fiscal 2006 have been reclassified to conform to the current year’s presentation. Current and future financial statements may not be directly comparable to our historical financial statements. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Description of Business

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services to clients in the gaming and hospitality industry. As of September 30, 2006, we had one client in our consulting services division, the Barona Group of Capitan Grande Band of Mission Indians (the “Barona Tribe”) a federally recognized, sovereign Native American tribe. We have provided services to the Barona Tribe since 1991. We currently provide services to the Barona Tribe in connection with their operation of the Barona Valley Ranch Resort & Casino (the “Barona Valley Ranch”). The Barona Valley Ranch is located in Lakeside, California, near San Diego. To date, our consulting fees resulting from our consulting services to the Barona Tribe have been our principal source of revenue and liquidity.

From February 2005 until July 31, 2006, we provided business advisory services to the Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), in connection with the establishment of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Effective July 31, 2006, we no longer provide services to the Buena Vista Tribe. See Note 4.

Our software division is dedicated to the ongoing operations, sales and product development of Mariposa, a fully-integrated customer relationship management (“CRM”), marketing and business intelligence software system for license to businesses in the gaming and hospitality industry. Mariposa consists of a suite of applications designed to operate in conjunction with existing player tracking and other data systems. The various Mariposa applications provide data warehousing, data mining and modeling, analytical processing, campaign management, customer contact management and data visualization. The applications can be licensed individually or as a fully-integrated system. We have expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services, marketed as and referred to as “business intelligence services”.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

Consummation of the Merger is subject to the satisfaction or waiver (if applicable) of a number of conditions, including (a) approval by the required vote of VCAT’s shareholders; (b) subject to certain exceptions, the absence of a material adverse change with respect to VCAT during the interim period between the execution of the Merger Agreement and consummation of the Merger; (c) receipt of certain third party consents, including the consent of the Barona Tribe, which has been obtained, and regulatory approvals; (d) absence of any law or order prohibiting the consummation of the Merger; and (e) each of the Asset Purchase Agreement and Consulting Services Agreement (each as described below) remaining in full force and effect and the conditions to closing under these agreements satisfied. In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party, subject to a material adverse effect condition and material compliance of the other party with its covenants.

If the Merger is not completed, under specified circumstances, we may be required to pay IGT a termination fee of $750,000 pursuant to the Merger Agreement, in connection with its termination.

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

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT, including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest at the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, VCAT and the LLC entered into a Consulting Services Agreement, which the parties amended on October 5, 2006. The Consulting Services Agreement provides that the LLC will provide consulting services to VCAT for an initial term of three years commencing on the closing date of the Asset Purchase. The LLC is to receive consulting fees of $2 million, in three pre-paid installments, for all consulting services and deliverables to be provided during the three year term.

On August 25, 2006, the Compensation Committee of our Board of Directors approved the payment of cash bonuses to three executive officers of VCAT in connection with the Merger. The Compensation Committee provided for bonuses of $225,000, $100,000 and $100,000 to be paid to Greg Shay, President, Chief Executive Officer and Chief Operating Officer, Kevin McIntosh, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, and Javier Saenz, Senior Vice President, Information Systems, respectively. Payment of such bonuses will be made by VCAT and is contingent upon (a) consummation of the Merger and (b) in the case of Mr. Saenz, remaining employed by IGT, VCAT and/or any affiliate of either VCAT or IGT until August 25, 2007, and, in the case of Messrs. Shay and McIntosh, remaining employed by VCAT, LLC, VCAT, IGT, and/or affiliates of VCAT or IGT until August 25, 2007.

On October 11, 2006, VCAT filed a preliminary proxy with the Securities and Exchange Commission in connection with the solicitation by our board of directors of proxies to be used at the special meeting of shareholders of VCAT to approve and adopt the Merger Agreement and the Asset Purchase Agreement.

On October 31, 2006, VCAT and IGT entered into a Consulting Services Agreement pursuant to which VCAT will provide consulting services to IGT prior to the closing of the merger. VCAT will be paid an hourly fee for actual time worked and will be reimbursed for certain expenses. The consulting services will be performed by Mr. Saenz, Senior Vice President, Information Services.

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

Consulting service revenues from the Barona Tribe are recorded monthly, as earned, pursuant to the above referenced guidelines. Additionally, as an incentive to the Barona Tribe to enter into the 2004 Consulting Agreement, we granted the Barona Tribe certain Mariposa profit sharing rights, which are incorporated in the 2004 Consulting Agreement. These profit sharing rights may periodically generate cash obligations from VCAT to the Barona Tribe, and in accordance with Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer”, such obligations will be recorded as a reduction of the revenues earned from the Barona Tribe. For a detailed discussion relating to the terms of the 1996 Consulting Agreement and 2004 Consulting Agreement with the Barona Tribe, see Note 4.

Advisory service revenues from the Buena Vista Tribe were recorded monthly as earned, pursuant to the above referenced guidelines. For a detailed discussion relating to the terms of the Advisory Agreement with the Buena Vista Tribe, see Note 4.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

Business Intelligence Services. During fiscal 2006, we expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services (marketed as, and referred to as, “business intelligence services”). Business intelligence services revenues are recognized as earned as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

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

Cost of Revenues – Software Products and Related Services

The cost of revenues in our software division consist primarily of compensation and other personnel-related expenses, and other direct costs related to our software products and related services. We are incurring costs to perform (a) minor updates and upgrades to the existing Mariposa applications and (b) support and training services on an ongoing basis. Updates, upgrades, support and training services are provided to customers pursuant to maintenance and support contracts. These costs are expensed as incurred and are included in the cost of revenues for software products and related services.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

Research and Development—Software Products

Costs incurred in the research and development of new software products, including major product enhancements, are expensed as incurred until technological feasibility is established. Software development costs are capitalized in accordance with the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs begin to be capitalized at the time a product’s technological feasibility is established and end when the product reaches the working model stage. During the three months ended September 30, 2006 and 2005, products and major enhancements are expected to reach, or have generally reached, technological feasibility and commercial viability at substantially the same time. Accordingly we did not, and do not expect to, capitalize any software developments costs related to current software development projects.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”(“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007.

Note. 3 Stock Options

Stock Based Compensation

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and non-employee based on estimated fair values. SFAS 123R supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion APB No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in our statements of operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of grant. We have no awards with market or performance conditions.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) no share-based awards were granted subsequent to June 30, 2006 of which compensation expense needs to be computed based on the fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. We adopted SFAS 123R as of July 1, 2006 and had $4,300 related to non-vested equity awards that was expensed during the three months ended September 30, 2006.

The following table shows the amounts recognized in the financial statements for the three months ended September 30, 2006 for share-based compensation related to employees. In addition, for the three months ended September 30, 2006, there was no incremental tax benefit from stock options exercised in the period.

Three months ended September 30, 2006
Cost of revenues	$1,008,707
General and administrative, selling and marketing, and research and development	$1,347,038
Total cost of employee share-based compensation included in operating loss, before income tax benefit	$4,284
Amount of income tax recognized in earnings	—

Amount charged against income	$4,284

Impact on net income (loss) per common share:
Basic	—

Diluted	—

As of September 30, 2006, there was $11,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of one year.

For purposes of pro forma disclosures under SFAS 123 for the three months ended September 30, 2005, the estimated fair value of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the three months ended September 30, 2006 as we adopted SFAS 123R as of July 1, 2006, as discussed above. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share were as follows:

Three Months ended September 30, 2005
Net loss:
As reported	$(85,345)
Add:	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all option grants, net of related tax effects	(13,208)

Pro forma	$(98,553)

Net loss per share:
As reported	$(.01)
Pro forma	$(.01)

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

The fair value of each option granted was calculated on the date of grant using the Black-Scholes option pricing model with no expected dividends. The weighted average assumptions used for the stock options granted were risk free interest rates of 3.66%, expected life of 10 years, and volatility of 1.94. No stock options were granted during the three months ended September 30, 2006 and 2005.

We have the following stock option plans under which shares were available for grant at September 30, 2006:

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

Stock options are granted by the Compensation Committee of our Board of Directors or, in the absence of the Compensation Committee, by the full Board of Directors. Under the 1995 Plan, options granted to any single individual cannot exceed 1,500,000 shares over any period of three consecutive fiscal years. Options granted under the 1995 Plan can have a maximum term of up to ten years and generally vest ratably over a four year period following the date of grant. Incentive stock options must have an exercise price of not less than fair market value on the date of grant. Incentive stock options may be granted to any officer or key employee who owns more than 10% of our common stock only if the exercise price is at least 110% of the fair market value on the date of grant, and such options must have a maximum term of five years from date of grant. Non-statutory stock options must have an exercise price of not less than 85% of the fair market value on the date of grant. As of September 30, 2006, there were 5,946,069 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1995 Plan.

In 1996, we adopted the 1996 Non-employee Directors Stock Option Plan (the “1996 Plan”), currently under which options to purchase up to 300,000 shares of our common stock could be granted. The 1996 Plan provides that each non-employee director will automatically be granted an option to purchase 10,000 shares on the date such non-employee director is first elected to the Board of Directors. In addition, the 1996 Plan provides that each non-employee director will be granted an option to purchase 5,000 shares on each of our Annual Meetings of Shareholders at which such non-employee director is elected to the Board of Directors. These option grants are non-statutory stock options, and the option price is equal to the closing price of our common stock on the date of grant. These option grants vest fully six months from the date of grant. As of September 30, 2006, there were 210,000 shares of common stock that may be issued pursuant to options available for future grant pursuant to the 1996 Plan.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

The following table summarizes stock option activity under our 1995 Stock Option Plan and 1996 Non-employee Directors Stock Option Plan (collectively the “Plans”) for the three months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding, July 1, 2006	4,910,750	$2.62	3.62
Granted	—	—	—
Exercised	—	—	—
Cancelled	(130,000)	$3.75	—

Outstanding, September 30, 2006	4,780,750	$2.59	3.69

Options vested and exercisable at September 30, 2006	4,369,500	$2.68	3.59

Note 4. Agreements with the Barona Tribe and Buena Vista Tribe

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

In connection with a $200,000,000 loan obtained by the Barona Tribe, we entered into a Reaffirmation, Consent and Amendment of Intercreditor and Subordination Agreement (“Subordination Agreement”) in July 2001. In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the financing loan agreement (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of September 30, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

•	30% percent of the second $250,000 of the net profits per quarter;

•	35% percent of the net profits in excess of $500,000 per quarter; and

•	agreed never to provide Mariposa or future related software products developed by us to any Native American tribe in San Diego County or within sixty-five miles of the Barona Valley Ranch.

There were no profit-sharing payment obligations generated from the above-referenced profit sharing arrangement during the three months ended September 30, 2006 and 2005. Profit sharing payment obligations to the Barona Tribe, if generated, are recorded as a reduction in revenues earned from the Barona Tribe pursuant to applicable accounting guidelines.

On August 10, 2006, we entered into Modification No. 3 (“Modification No. 3”) to the 2004 Consulting Agreement which (a) deletes in its entirety Section 5 of the 2004 Consulting Agreement, which incorporated into the 2004 Consulting Agreement the license and profit sharing rights with respect to Mariposa that were granted to the Barona Tribe as noted above, and (b) will cause Modification No. 3 to be subordinated to any other obligations of the Barona Tribe under any agreements through which the Barona Tribe has borrowed funds for the construction of the Barona Valley Ranch.

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

All of the rights and obligations of the parties to each of Modification No. 3 and the Barona Consent Agreement are contingent upon, and will be effective simultaneously with, (a) the consummation of the Merger; (b) the effectiveness of VCAT’s assignment of the 2004 Consulting Agreement together with Modification No. 3 to the LLC; and (c) the consent of the Barona Tribe’s lenders to Modification No. 3 and the Barona Consent Agreement. The consent of the Barona Tribe’s lenders has been obtained.

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

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

Note 5. Business Concentration

Historically, a significant portion of our revenue has been earned from the Barona Tribe. Although we expect to generate revenues from software products and related services, we expect the majority of our revenues to be generated from the Barona Tribe until the proposed merger with IGT is closed or, if the proposed merger transaction is terminated, for the foreseeable future. During the three months ended September 30, 2006 and 2005, revenues from the Barona Tribe were $1,873,000 and $1,792,000, respectively, representing 90% and 87% of our total revenues, respectively.

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

Cash equivalents during the three months ended September 30, 2006 consisted of commercial paper with maturities ranging from 30-days to 60-days. The interest rates earned on such investments was 5.0%. Cash equivalents during the three months ended September 30, 2005, consisted of commercial paper and certificate of deposit (“CD”) instruments. The commercial paper and CD instruments had maturities ranging from 30-days to 90-days. Interest rates earned during the three months ended September 30, 2005, ranged from 2.8% to 3.2%.

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

Note 7. Uncompleted Software Contracts

Billings and costs related to our uncompleted software contracts are accumulated on the balance sheets. When accumulated costs exceed related billings to date, they are recorded as an asset called “costs in excess of billings, uncompleted software contracts.” When billings to date exceed related costs incurred, a liability is recorded called “billings in excess of costs, uncompleted software contracts.” Contracts are segregated for purposes of recording related assets and liabilities.

The following table is a summary of billings and costs for our uncompleted software contracts as of:

	September 30, 2006	June 30, 2006
Number of uncompleted software contracts	6	6
Gross contracts amount	$5,153,500	$4,760,000
Uncompleted software contracts with billings in excess of costs:
Billings	3,084,500	1,948,000
Costs incurred	566,091	409,966

Billings in excess of costs, uncompleted software contracts	$2,518,409	$1,538,034

Note 8. Litigation Settlement Income

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

Note 9. Net Loss Per Share

Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share reflects the potential dilution from common stock options.

Below is the calculation of basic and diluted loss per share for the three months ended:

	September 30,
	2006	2005
Net loss available to common shareholders	$(90,219)	$(85,345)

Weighted average shares outstanding – basic	7,221,598	7,206,598
Effect of dilutive options	—	—

Weighted average shares outstanding – diluted	7,221,598	7,206,598
Net loss per common share – basic	$(.01)	$(.01)

Net loss per common share – diluted	$(.01)	$(.01)

VENTURE CATALYST INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

Options to purchase 4,780,750 shares of our common stock with exercise prices ranging from $0.13 to $12.50 per share were outstanding at September 30, 2006, which expire on various future dates through 2014. During the three months ended September 30, 2006, options to purchase 4,780,750 shares of common stock, representing all outstanding options, were not included in the calculation of EPS because the effect would have been anti-dilutive. During the three months ended September 30, 2005, options to purchase 5,668,250 shares of common stock, representing all outstanding options, were not included in the calculation of EPS because they were anti-dilutive.

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

The segment results reflect an allocation of operating expenses consistent with the basis and manner in which we internally disaggregate financial information for the purpose of assisting in making internal operating decisions. We do not evaluate performance based on return on assets at the segment level and do not identify or allocate our assets by operating segments. As such, segment asset information is not disclosed. Information on segments and a reconciliation to the operating profit (loss) before other income for the three months ended September 30, 2006 and 2005 is as follows:

	Consulting Services	Software Products and Related Services	Total
Three months ended September 30, 2006:
Revenues	$1,922,930	$150,169	$2,073,099
Cost of revenues	709,302	299,405	1,008,707
Allocated operating expenses	617,217	729,821	1,347,038

Operating profit (loss)	$596,411	$(879,057)	$(282,646)

Three months ended September 30, 2005:
Revenues	$1,946,461	$124,570	$2,071,031
Cost of revenues	714,540	278,305	992,845
Allocated operating expenses	601,847	754,736	1,356,583

Operating profit (loss)	$630,074	$(908,471)	$(278,397)

Note 11. Income Taxes

We recorded an income tax benefit during the three months ended September 30, 2006 of $142,000 as a result of applying the estimated annual effective tax rate of 61% to the net loss for the period. The estimated annual effective tax rate of 61% is higher than the statutory tax rate due primarily to permanent non-deductible differences. We recorded an income tax benefit of $114,000 during the three months ended September 30, 2005, as a result of applying our estimated annual effective tax rate in the prior year period to the loss recorded in the prior year period.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

We are a provider of consulting services and technology in the gaming and hospitality industry. We operate two business divisions: consulting services and software. Our consulting services division offers comprehensive gaming and hospitality consulting services and our software division is dedicated to the ongoing operations, sales and product development of Mariposa, a fully-integrated CRM, marketing and business intelligence software system for the gaming and hospitality industry. As used in this Report, the terms “we,” “us,” “our” and “VCAT” refer to Venture Catalyst Incorporated. This Report should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2006 (“fiscal 2006”).

Our Consulting Services Division

As of September 30, 2006, our consulting services division had one client, the Barona Tribe, a federally recognized, sovereign Native American tribe. We currently provide services to the Barona Tribe pursuant to a consulting agreement in connection with the Barona Tribe’s operation of the Barona Valley Ranch located in Lakeside, California, near San Diego. Our consulting fees resulting from our consulting services to the Barona Tribe are VCAT’s principal source of revenues and liquidity.

We have provided services to the Barona Tribe since 1991. From April 1996 to March 2004, consulting services were provided to the Barona Tribe pursuant to an Amended and Restated Consulting Agreement dated April 29, 1996, as amended by Modification No. 1 on February 17, 1998 (as amended, the “1996 Consulting Agreement”). The 1996 Consulting Agreement expired on September 30, 2004. On May 25, 2004, we entered into an amendment and extension (“Modification No. 2”) to the 1996 Consulting Agreement which was effective April 1, 2004. The 1996 Consulting Agreement, as amended by Modification No. 2, shall hereinafter be referred to as the “2004 Consulting Agreement.” The 2004 Consulting Agreement expires September 30, 2009 unless renewed or extended. The Barona Tribe has the right under the 2004 Consulting Agreement to negotiate an additional five year extension and a right to terminate after giving nine months notice.

Under the 2004 Consulting Agreement, we agreed to a fixed monthly fee of $575,000 for consulting services rendered to the Barona Tribe, with an annual cost of living adjustment not to exceed 5%. In April 2005 our monthly fee increased to $597,000, and in April 2006 our monthly fee increased to $624,000, as a result of the annual cost of living adjustment. Fees under the 2004 Consulting Agreement will continue to be subordinated under the terms of the subordination agreement, as discussed below. The initial term of the 2004 Consulting Agreement is five years. The 2004 Consulting Agreement also reaffirmed certain license and profit-sharing rights to our Mariposa software that we had previously granted to the Barona Tribe, which are described in more detail below.

In connection with a $200,000,000 loan obtained by the Barona Tribe relating to the Development of the Barona Valley Ranch (the “Development Loan”), we entered into a Reaffirmation, Consent and Amendment of Subordination Agreement in July 2001 (the “Subordination Agreement”). In October 2004, we reaffirmed the Subordination Agreement in connection with an amendment and restatement to the Development Loan (the “Loan Agreement”). The Subordination Agreement limits the Barona Tribe’s ability to make payments to us if the debt coverage ratios set forth in the Loan Agreement are not met. No payments may be made if there is a default under the terms of the Loan Agreement that has not been cured or waived. As of September 30, 2006, we are not aware of a default by the Barona Tribe of any of the terms of the Loan Agreement or a failure on the part of the Barona Tribe to meet the debt coverage ratios set forth in the Loan Agreement. Our consulting fees under the 2004 Consulting Agreement continue to be subject to the Subordination Agreement.

From February 2005 until July 31, 2006, we provided business advisory services to Buena Vista Rancheria of Me-Wuk Indians (the “Buena Vista Tribe”), in connection with the establishment of a gaming operation on the Buena Vista Tribe’s reservation located near Ione, in Northern California. Effective July 31, 2006, we no longer provide services to the Buena Vista Tribe.

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

As of September 30, 2006, we had six uncompleted software contracts that, if completed, will result in additional aggregate revenues of $5,154,000, exclusive of any potential support fees, at the time of their completion. There can be no assurance that we will complete all of the software contracts or that, if all of the software contracts are completed, they will be completed pursuant to existing terms. We expect to incur additional costs to complete each of the software contracts. However, we believe that the costs will be less than the revenues to be recognized under each of the software contracts.

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

There were no profit-sharing payment obligations generated from the above-referenced profit sharing arrangement during the three months ended September 30, 2006 and 2005.

On August 10, 2006, we entered into Modification No. 3 (“Modification No. 3”) to the 2004 Consulting Agreement which (a) deletes in its entirety Section 5 of the 2004 Consulting Agreement, which incorporated into the 2004 Consulting Agreement the license and profit sharing rights with respect to Mariposa that were granted to the Barona Tribe as noted above, and (b) will cause Modification No. 3 to be subordinated to any other obligations of the Barona Tribe under any agreements through which the Barona Tribe has borrowed funds for the construction of the Barona Valley Ranch.

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

All of the rights and obligations of the parties to each of Modification No. 3 and the Barona Consent Agreement are contingent upon, and will be effective simultaneously with, (a) the consummation of the Merger; (b) the effectiveness of VCAT’s assignment of the 2004 Consulting Agreement together with Modification No. 3 to the LLC; and (c) the consent of the Barona Tribe’s lenders to Modification No. 3 and the Barona Consent Agreement, which consent has been obtained. See below for a more detailed discussion on the Merger between IGT and VCAT.

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

As a condition precedent to the closing of the Merger, VCAT must divest itself of the consulting services division. This divestiture required the negotiation of a modification to the Consulting Agreement with the Barona Tribe and consent to the divestiture from the Barona Tribe. IGT, as the prospective owner of VCAT, including all of its assets, negotiated the divestiture of the consulting services division. On August 25, 2006, VCAT entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a new entity (the “LLC”), controlled by Mr. Speer. The Asset Purchase Agreement provides that, upon terms and subject to conditions set forth in the Asset Purchase Agreement, VCAT will sell to the LLC certain assets used by VCAT in its gaming consulting services division (exclusive of its Mariposa software division but including the Consulting Agreement with the Barona Tribe and $500,000 in cash) for approximately $4.5 million in secured promissory notes (as described below) and the assumption by the LLC of certain liabilities (the “Asset Purchase”). The LLC is to execute three promissory notes in favor of VCAT upon consummation of the Asset Purchase, including (a) a $500,000 promissory note, with interest at the annual rate of 6%, payable on the second anniversary of the closing of the Asset Purchase; (b) a $2 million promissory note, with interest at the annual rate of 6%, payable in four annual installments on the first through fourth anniversaries of the closing of the Asset Purchase; and (c) a $2 million promissory note, with interest an the annual rate of 6%, payable in three installments, one on the closing date of the Asset Purchase and the remaining two on the first day of the two calendar years subsequent to the closing date of the Asset Purchase.

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

On August 25, 2006, the Compensation Committee of our Board of Directors approved the payment of cash bonuses to three executive officers of VCAT in connection with the Merger. The Compensation Committee provided for bonuses of $225,000, $100,000 and $100,000 to be paid to Greg Shay, President, Chief Executive Officer and Chief Operating Officer, Kevin McIntosh, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, and Javier Saenz, Senior Vice President, Information Systems, respectively. Payment of such bonuses will be made by VCAT and is contingent upon (a) consummation of the Merger and (b) in the case of Mr. Saenz, remaining employed by IGT, VCAT and/or any affiliate of either VCAT or IGT until August 25, 2007, and, in the case of Messrs. Shay and McIntosh, remaining employed by VCAT, LLC, VCAT, IGT, and/or affiliates of VCAT or IGT until August 25, 2007.

On October 11, 2006, VCAT filed a preliminary proxy with the Securities and Exchange Commission in connection with the solicitation by our board of directors of proxies to be used at the special meeting of shareholders of VCAT to approve and adopt the Merger Agreement and the Asset Purchase Agreement.

On October 31, 2006, VCAT and IGT entered into a Consulting Services Agreement pursuant to which VCAT will provide consulting services to IGT prior to the closing of the merger. VCAT will be paid an hourly fee for actual time worked and will be reimbursed for certain expenses. The consulting services will be performed by Mr. Saenz, Senior Vice President, Information Services.

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

Revenue Recognition-Consulting Division

Consulting Services. In accordance with the applicable revenue recognition guidelines, revenue for consulting and advisory services is recognized when the services are rendered, provided all of the following criteria are met:

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

In accordance with the applicable revenue recognition guidelines, if the arrangement between vendor and purchaser does not require significant production, modification or customization of software, revenue should be recognized when all of the following criteria are met:

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

Business Intelligence Services. We recently expanded our service offerings to Mariposa clients and other potential clients to include value-added data analysis and marketing related services (marketed as and referred to as “business intelligence services”). Business intelligence services revenues are earned and recognized as services are provided. Deferred revenues are recorded when billings for business intelligence services exceed revenues recognized to date.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005.

Revenues

Revenues for the three months ended September 30, 2006 were $2,073,000 compared to $2,071,000 for the three months ended September 30, 2005.

Revenues in our consulting services division for the three months ended September 30, 2006 decreased to $1,923,000 from $1,946,000 earned during the three months ended September 30, 2005. During the current period, we earned (a) $1,873,000 in fees for consulting services provided to the Barona Tribe and (b) $50,000 in revenues from advisory services provided to the Buena Vista Tribe. During the prior year period, we earned (a) $1,792,000 in fees for consulting services provided to the Barona Tribe; (b) $150,000 in revenues from advisory services provided to the Buena Vista Tribe; and (c) $4,000 in other revenues. Revenues earned from the Barona Tribe increased during the current year period as compared to the same period in the prior year as a result of cost of living adjustment applied to the fees in April of each year. Revenues earned from the Buena Vista Tribe decreased in the current year period as compared to the prior year period as a result of the termination of the Advisory Agreement between VCAT and the Buena Vista Tribe effective July 31, 2006.

Revenues from our software products and related services during the three months ended September 30, 2006 increased 21% to $150,000 from $125,000 earned during the three months ended September 30, 2005. The revenues in the current year period resulted from (a) fees for support services of $131,000; (b) $12,000 from business intelligence services; (c) $7,000 in revenues from the completion of a software contract change order; and (d) $1,000 from out-of-pocket expenses re-billed to customers. The revenues in the prior year period resulted from (a) $120,000 of fees for support services and (b) $5,000 from software contract change orders and out-of-pocket expenses re-billed to customers. Revenues from our software products and related services increased in the current year period as compared to the prior year period as a result of an increase in the number of support contracts in effect during the current year.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2006 increased 2% to $1,009,000, compared to $993,000 during the same period last year.

Cost of revenues in our consulting services division consist primarily of compensation and other personnel-related expenses, costs of services provided by third-party consultants and service providers, client relations expenses, allocated overhead expenses and other direct costs related to providing consulting services to the Barona Tribe and, through July 31, 2006, advisory services to the Buena Vista Tribe. The cost of revenues in the current year period in our consulting services division was $709,000 compared to $715,000 incurred during the same period last year. The decrease in the cost of revenues was the result of a decrease in (a) client relations expenses of $33,000; (b) other direct costs for providing services to the Barona Tribe and Buena Vista Tribe of $24,000, including business gifts, charitable contributions, and sponsorships; (c) third-party professional services of $23,000; (d) travel and lodging expenses of $14,000; and (e) costs incurred in connection with providing software support services to the Barona Tribe of $11,000. The decrease was partially offset by an increase in compensation and related costs of $59,000 and allocated overhead expenses of $41,000.

The cost of revenues in our software division consisted primarily of compensation and other personnel-related expenses, allocated overhead expenses, and other direct costs related to our software products and related services. Cost of revenues are incurred in connection with integration, installation and training services for completed software contracts and contract change orders, maintenance and support for our software products, and our business intelligence services. The cost of revenues in our software division during the current year period increased 8% to $299,000 from $278,000 incurred during the same period last year. Expenses during the current year period increased primarily as a result of an increase in compensation and other personnel-related expenses of $122,000, resulting from an increase in the number of software division employees during the current year period. The increase was partially offset by a decrease in costs incurred in connection with providing maintenance and support services of $101,000.

General Operating and Administrative Expenses

General and administrative expenses include costs associated with our finance, human resources, legal and other operating and administrative functions. These costs consist primarily of compensation and other personnel-related expenses, professional services fees, facilities, depreciation, insurance costs, allocated overhead expenses and other administrative costs. General operating and administrative expenses during the three months ended September 30, 2006 increased 4% to $1,063,000 from $1,019,000 incurred during the three months ended September 30, 2005. The increase was primarily attributable to an increase in (a) professional services of $146,000, primarily comprised of professional services fees in connection with the strategic transaction with IGT in the current year period and legal fees incurred in connection with the Mariposa related litigation in the prior year period; (b) compensation and other personnel-related expenses of $53,000 resulting primarily from additional employees performing general and administrative functions; (c) other general and administrative expenses of $36,000; and (d) charitable contributions of $13,000. The increase was partially offset by a decrease in (a) allocated overhead expenses of $150,000, resulting from an increase in allocated overhead expenses to other divisions and cost centers; (b) facility and related expenses of $26,000; (c) third-party consultant costs of $19,000, and (d) membership dues and subscriptions of $9,000.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and other personnel-related expenses, costs of marketing programs, including trade shows and advertising, and travel and lodging expenses in connection with sales efforts. Sales and marketing expenses during the three months ended September 30, 2006 decreased 21% to $218,000 from $275,000 incurred during the three months ended September 30, 2005. The decrease was primarily a result of a decrease in marketing costs, including tradeshows and advertising, of $109,000. The decrease was the result of the Global Gaming Exposition (“G2E”), a large industry trade show, being held in November 2006, whereas in the prior year G2E was held in September 2005. We incur significant expenses in connection with G2E. The decrease was partially offset by an increase in (a) compensation and other personnel-related expenses of $34,000, primarily as a result of sales commission earned during the current year period; (b) allocated overhead expenses of $12,000; and (c) other direct costs incurred in connection with business development efforts of $6,000.

Research and Development

Research and development expenses consist primarily of compensation and other personnel-related expenses for internal engineering personnel, allocated overhead expenses, professional services and equipment and software used in the development of our software products and related services.

During the three months ended September 30, 2006, research and development expenses increased 6% to $66,000, from $62,000 during the three months ended September 30, 2005. The increase was the result of an increase in professional services costs of $17,000 and allocated overhead expenses of $10,000, partially offset by a decrease in compensation and other personnel-related expenses for internal engineering personnel of $21,000.

Other Income and Expense

During the three months ended September 30, 2006, interest income increased to $51,000 from $32,000 earned during the three months ended September 30, 2005, primarily as a result of higher interest rates for our investments and an increase in our average cash balance.

During the three months ended September 30, 2006 other income included $1,000 in other losses resulting from the disposition of fixed assets. During the three months ended September 30, 2005, other income included $47,000 resulting from litigation settlement.

Income Tax Benefit

We recorded an income tax benefit during the three months ended September 30, 2006 of $142,000 as a result of applying the estimated annual effective tax rate of 61% to the net loss for the period. The estimated annual effective tax rate of 61% is higher than the statutory tax rate due primarily to permanent non-deductible differences. We recorded an income tax benefit of $114,000 during the three months ended September 30, 2005, as a result of applying our estimated annual effective tax rate in the prior year period to the loss recorded in the prior year period.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2006, consisted of unrestricted cash and cash equivalents of $4,614,000 and our cash flows from operations.

During the three months ended September 30, 2006, our cash position increased by $262,000 from the June 30, 2006 balance of $4,352,000. This increase was a result of cash provided by operating activities of $368,000 partially offset by cash used in investing activities of $106,000.

During the three months ended September 30, 2006, cash provided by operating activities of $368,000 resulted primarily from consulting fee payments from the Barona Tribe of $1,873,000, advisory fee payments from the Buena Vista Tribe of $100,000, and payments received pursuant to our software contracts of $1,165,000, less our operating cash expenditures and payments during the year. Cash used in investing activities of $106,000 resulted from the purchase of fixed assets.

If we remain a stand-alone company, subject to the terms of the Subordination Agreement, we expect to continue to receive monthly consulting fee payments from the Barona Tribe through the end of the term of the 2004 Consulting Agreement in March 2009. If the proposed Merger with IGT is completed, we expect to sell the consulting business to the LLC and no longer receive these fees.

Over the next twelve months, we expect to receive up to $3,039,000 in additional payments from clients in our software division pursuant to uncompleted software contracts which we have entered into as of September 30, 2006. There can be no assurance that all of the uncompleted contracts will be completed and that all remaining payments will be made to us or, that if all contracts are completed, that they will be completed pursuant to existing terms. Although we expect to incur costs to complete the software contracts the amount of costs cannot be estimated at this time. However, we expect the aggregate costs to be incurred to be less than revenues to be earned.

As noted above, on August 28, 2006, we announced that we had entered into a definitive Agreement and Plan of Merger with IGT whereby IGT will acquire all of the outstanding shares of VCAT for $2.58 per share in cash. Under the terms of the agreement, VCAT will merge with and into a wholly-owned subsidiary of IGT, with VCAT surviving the merger as a wholly-owned subsidiary of IGT. The transaction, which has been approved by the board of directors of each company, is subject to approval by our shareholders, applicable regulatory approvals and other customary closing conditions. Cash requirements pursuant to the acquisition will be funded from our current cash balances. Expenses related to the merger, which were approximately $901,000 as of September 30, 2006, have been significant. We expect to continue to incur significant expenses in connection with the transaction.

As of September 30, 2006, we have no significant capital commitments.

Our principal sources of liquidity to fund operations have been existing cash and cash equivalents on hand and cash generated by operations. If we remain a stand-alone company, we believe these sources will be sufficient to fund expected capital expenditures, and to meet our working capital requirements and other cash needs during the next twelve months.

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

Failure to complete the merger could negatively affect VCAT’s stock prices and future business and operations.

If the merger is not completed for any reason, the price of VCAT’s common stock may decline to the extent that the current market price of VCAT’s common stock reflects a positive market assumption that the transaction will be completed. In addition, if the merger agreement is terminated, VCAT may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit VCAT’s ability to pursue its strategic goals in an atmosphere of increased uncertainty.

General uncertainty related to the merger could harm VCAT.

Although VCAT is not aware that any of its customers have, as of the date hereof, delayed, deferred or cancelled any purchasing decisions with respect to existing agreements, there is a risk they may delay, defer or cancel such purchasing decisions in response to the announcement of the proposed transaction or delay of its completion. If VCAT’s customers delay, defer or cancel such decisions, the revenues of VCAT, could be reduced.

Speculation regarding the likelihood of the closing of the transaction could increase the volatility of VCAT’s share prices.

Some of VCAT’s officers and directors have interests in the merger and divestiture of the gaming consulting services division that may influence them to support or approve the transaction.

Some of the directors of VCAT who recommend that you vote in favor of the transaction, the members of the special committee who have made recommendations to the board of directors, and the officers of VCAT who provided information to the VCAT board of directors relating to the transaction, have employment, indemnification, stock option and bonus arrangements that provide them with interests in the transaction that may differ from yours. The receipt of compensation or other benefits in the transaction may have influenced VCAT’s directors in making their recommendation that you vote in favor of the transactions called for by the merger agreement, the special committee in making their recommendation that the board of directors vote in favor of the transactions called for by the merger agreement, and the officers in making recommendations to the special committee and the board of directors relating to the transaction.

VCAT will incur substantial costs whether or not the merger is completed.

VCAT will incur substantial costs related to the merger whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. In addition, if VCAT terminates the merger agreement, it may be obligated to pay a termination fee to IGT under certain circumstances.

Risks Related to our Financial Condition

We have limited resources to grow our business.

As of September 30, 2006, our cash and cash equivalents were $4,614,000. Our limited cash and cash equivalent reserves may limit our ability to pursue other business opportunities unless we obtain additional funds from operations or from other sources. If we are unable to pursue or exploit future business opportunities, it could have an adverse effect on the growth of our business.

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

Exhibit No.	Description

2.1 *	Agreement and Plan of Merger, dated as of August 25, 2006, by and among IGT, Mariposa Acquisition Corp. and Venture Catalyst Incorporated, previously filed as Exhibit 2.1 to VCAT’s Current Report on Form 8-K dated August 25, 2006 filed with the Commission on August 28, 2006 (File No. 0-11532), which is incorporated herein by reference.

2.2 *	Asset Purchase Agreement dated August 25, 2006 by and between VCAT, LLC and Venture Catalyst Incorporated, previously filed as Exhibit 2.2 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

3.1 *	Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2 *	Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3 *	Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.1	Letter agreement between Greg Shay and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.2	Letter agreement between Kevin McIntosh and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.3	Letter agreement between Javier Saenz and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.4	Letter agreement between Jana McKeag and VCAT, effective September 11, 2006, regarding base compensation and bonus.

10.5 *	This Business Advisory Agreement Modification agreement entered into on August 7, 2006, to modify the termination date of the Business Advisory Agreement (Agreement) dated January 31, 2005, by and between the Buena Vista Rancheria of Me-Wuk Indians (the Tribe) and VCAT, previously filed as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated August 7, 2006 filed with the Commission on August 11, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.6 *	Modification No. 3 to Amended and Restated Consulting Agreement dated August 10, 2006 between the Barona Band of Mission Indians and Venture Catalyst Incorporated, previously filed as Exhibit 10.29 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.7 *	Barona Consent Agreement dated August 10, 2006 by and among the Barona Band of Mission Indians, Venture Catalyst Incorporated and International Game Technology, previously filed as Exhibit 10.30 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.31 *	Consulting Services Agreement dated August 25, 2006 by and between Venture Catalyst Incorporated and VCAT, LLC, previously filed as Exhibit 10.31 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.32	First Amendment to Consulting Services Agreement, dated October 5, 2006, by and among Venture Catalyst Incorporated and VCAT, LLC.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE CATALYST INCORPORATED, a Utah Corporation

Date: November 8, 2006	By:	/s/ GREG SHAY
Greg Shay Chief Executive Officer, President and Chief Operating Officer (Authorized Signatory, Principal Executive Officer)

Date: November 8, 2006	By:	/s/ KEVIN MCINTOSH
Kevin McIntosh Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Signatory, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1 *	Agreement and Plan of Merger, dated as of August 25, 2006, by and among IGT, Mariposa Acquisition Corp. and Venture Catalyst Incorporated, previously filed as Exhibit 2.1 to VCAT’s Current Report on Form 8-K dated August 25, 2006 filed with the Commission on August 28, 2006 (File No. 0-11532), which is incorporated herein by reference.

2.2 *	Asset Purchase Agreement dated August 25, 2006 by and between VCAT, LLC and Venture Catalyst Incorporated, previously filed as Exhibit 2.2 to VCAT’s Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

3.1 *	Articles of Amendment of Articles of Incorporation of VCAT, filed with the Secretary of State of Utah on December 10, 1999, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the Quarterly Period Ended December 31, 1999, filed with the Commission on February 14, 2000 (File No. 0-11532), which is incorporated herein by reference.

3.2 *	Amended and Restated Articles of Incorporation of VCAT (formerly known as Twin Creek Exploration Co., Inc.), previously filed as Exhibit 3.1 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 1995, filed with the Commission on October 12, 1995 (File No. 0-11532), which is incorporated herein by reference.

3.3 *	Amended and Restated Bylaws of VCAT, as amended, previously filed as Exhibit 3.1 to VCAT’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Commission on May 13, 2003 (File No. 0-11532), which is incorporated herein by reference.

10.1	Letter agreement between Greg Shay and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.2	Letter agreement between Kevin McIntosh and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.3	Letter agreement between Javier Saenz and VCAT, dated November 7, 2006, regarding retention bonus payments in connection with the merger between VCAT and IGT.

10.4	Letter agreement between Jana McKeag and VCAT, effective September 11, 2006, regarding base compensation and bonus.

10.5 *	This Business Advisory Agreement Modification agreement entered into on August 7, 2006, to modify the termination date of the Business Advisory Agreement (Agreement) dated January 31, 2005, by and between the Buena Vista Rancheria of Me-Wuk Indians (the Tribe) and VCAT, previously filed as Exhibit 99.1 to VCAT’s Current Report on Form 8-K dated August 7, 2006 filed with the Commission on August 11, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.6 *	Modification No. 3 to Amended and Restated Consulting Agreement dated August 10, 2006 between the Barona Band of Mission Indians and Venture Catalyst Incorporated, previously filed as Exhibit 10.29 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.7 *	Barona Consent Agreement dated August 10, 2006 by and among the Barona Band of Mission Indians, Venture Catalyst Incorporated and International Game Technology, previously filed as Exhibit 10.30 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

10.31 *	Consulting Services Agreement dated August 25, 2006 by and between Venture Catalyst Incorporated and VCAT, LLC, previously filed as Exhibit 10.31 to VCAT’s Annual Report on form 10-KSB for the Fiscal Year Ended June 30, 2006, filed with the Commission on September 27, 2006 (File No. 0-11532), which is incorporated herein by reference.

Exhibit No.	Description

10.32	First Amendment to Consulting Services Agreement, dated October 5, 2006, by and among Venture Catalyst Incorporated and VCAT, LLC.

31.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Venture Catalyst Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits incorporated by reference.